Form 10-Q
period 2022-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2022-11-02
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Ordinary Shares, $0.10 par value	28,569,346
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding at October 28, 2022

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
September 30, 2022 and December 31, 2021
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2022	December 31, 2021
Assets
Investments
Investment in related party investment fund	$195,199	$183,591
Other investments	65,081	47,384
Total investments	260,280	230,975
Cash and cash equivalents	32,278	76,307
Restricted cash and cash equivalents	648,897	634,794
Reinsurance balances receivable (net of allowance for expected credit losses of $89 and $89)	473,564	405,365
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of $47 and $47)	10,604	11,100
Deferred acquisition costs	78,836	63,026
Unearned premiums ceded	13,659	42
Other assets	6,425	5,885
Total assets	$1,524,543	$1,427,494
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$540,827	$524,010
Unearned premium reserves	298,173	227,584
Reinsurance balances payable	108,772	91,224
Funds withheld	11,446	3,792
Other liabilities	4,927	7,164
Convertible senior notes payable	93,446	98,057
Total liabilities	1,057,591	951,831
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 28,569,346 (2021: 27,589,731): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2021: 6,254,715))	3,482	3,384
Additional paid-in capital	477,021	481,784
Retained earnings (deficit)	(13,551)	(9,505)
Total shareholders' equity	466,952	475,663
Total liabilities and equity	$1,524,543	$1,427,494

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three and nine months ended September 30, 2022 and 2021
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Revenues
Gross premiums written	$155,146	$128,735	$435,812	$440,249
Gross premiums ceded	(8,801)	(60)	(21,973)	(6)
Net premiums written	146,345	128,675	413,839	440,243
Change in net unearned premium reserves	(24,397)	6,849	(55,747)	(36,844)
Net premiums earned	121,948	135,524	358,092	403,399
Income (loss) from investment in related party investment fund (net of related party expenses - Note 3)	8,521	(6,214)	24,474	(4,196)
Net investment income (loss)	3,038	10,303	11,978	28,999
Other income (expense), net	(6,784)	(342)	(13,374)	(1,076)
Total revenues	126,723	139,271	381,170	427,126
Expenses
Net loss and loss adjustment expenses incurred	94,559	110,400	252,789	295,078
Acquisition costs	36,821	35,048	106,101	106,060
General and administrative expenses	7,389	6,060	22,727	21,340
Deposit interest expense	6,148	38	6,373	2,957
Interest expense	1,091	1,578	3,411	4,684
Total expenses	146,008	153,124	391,401	430,119
Income (loss) before income tax	(19,285)	(13,853)	(10,231)	(2,993)
Income tax (expense) benefit	816	—	823	(3,733)
Net income (loss)	$(18,469)	$(13,853)	$(9,408)	$(6,726)
Earnings (loss) per share (Class A and Class B)
Basic	$(0.56)	$(0.42)	$(0.28)	$(0.20)
Diluted	$(0.56)	$(0.42)	$(0.28)	$(0.20)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	33,127,384	32,929,097	33,119,814	33,507,060
Diluted	33,127,384	32,929,097	33,119,814	33,507,060

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the nine months ended September 30, 2022 and 2021
(expressed in thousands of U.S. dollars)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Ordinary share capital
Balance - beginning of period	$3,472	$3,417	$3,384	$3,452
Issue of Class A ordinary shares, net of forfeitures	11	3	99	41
Repurchase of Class A ordinary shares	(1)	(36)	(1)	(109)
Balance - end of period	3,482	3,384	3,482	3,384
Additional paid-in capital
Balance - beginning of period	475,903	483,365	481,784	488,488
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	—	(7,896)	—
Repurchase of Class A ordinary shares	(34)	(3,216)	(34)	(9,891)
Share-based compensation expense	1,152	790	3,167	2,342
Balance - end of period	477,021	480,939	477,021	480,939
Retained earnings (deficit)
Balance - beginning of period	4,918	(19,956)	(9,505)	(27,083)
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	—	5,362	—
Net income (loss)	(18,469)	(13,853)	(9,408)	(6,726)
Balance - end of period	(13,551)	(33,809)	(13,551)	(33,809)
Total shareholders' equity	$466,952	$450,514	$466,952	$450,514

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2022 and 2021
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2022	2021
Cash provided by (used in) operating activities
Net income (loss)	$(9,408)	$(6,726)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	(24,474)	4,196
Net realized gain on repurchase of convertible senior notes payable	(149)	—
Net change in unrealized gains and losses on investments and notes receivable	(9,237)	(14,860)
Net realized (gains) losses on investments and notes receivable	—	(14,210)
Foreign exchange (gains) losses	10,364	14
Share-based compensation expense	3,266	2,383
Amortization and interest expense, net of change in accruals	(612)	684
Depreciation expense	—	16
Net change in
Reinsurance balances receivable	(97,651)	(50,185)
Loss and loss adjustment expenses recoverable	496	3,769
Deferred acquisition costs	(15,810)	(9,620)
Unearned premiums ceded	(13,617)	(26)
Other assets, excluding depreciation	(540)	(3,760)
Loss and loss adjustment expense reserves	36,394	46,600
Unearned premium reserves	70,589	36,837
Reinsurance balances payable	17,548	(14,722)
Funds withheld	7,654	612
Other liabilities	(2,237)	219
Net cash provided by (used in) operating activities	(27,424)	(18,779)
Investing activities
Proceeds from redemptions from related party investment fund	77,993	51,904
Contributions to related party investment fund	(65,127)	(69,604)
Purchases of investments	(8,627)	(4,761)
Proceeds from sales of investments	—	20,755
Change in notes receivable	—	6,101
Net cash provided by (used in) investing activities	4,239	4,395
Financing activities
Repurchases of convertible senior notes payable	(6,384)	—
Repurchase of Class A ordinary shares	(35)	(10,000)
Net cash provided by (used in) financing activities	(6,419)	(10,000)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(322)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,926)	(24,384)
Cash, cash equivalents and restricted cash at beginning of the period	711,101	754,306
Cash, cash equivalents and restricted cash at end of the period	$681,175	$729,922
Supplementary information
Interest paid in cash	$4,023	$4,000
Income tax paid in cash	—	3,700

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2022

1. ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (“GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (“Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Act, 2010 (as amended) and underlying regulations thereto (the “Act”) and is subject to regulation by the Cayman Islands Monetary Authority. Greenlight Re commenced underwriting in April 2006. Verdant Holding Company, Ltd. (“Verdant”), a wholly-owned subsidiary of GLRE, was incorporated in 2008 in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Union (Insurance and Reinsurance) Regulations 2015. GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  In 2020, GLRE established Greenlight Re Marketing (UK) Limited (“Greenlight Re UK”) as a wholly-owned subsidiary to increase the Company’s presence in the London market. In 2022, Greenlight Innovation Syndicate 3456 (“Syndicate 3456”) commenced underwriting under the Lloyd’s syndicate-in-a-box model, with Greenlight Re as the sole capital provider. As used herein, the “Company” refers collectively to GLRE and its consolidated subsidiaries.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission on March 8, 2022. The condensed consolidated financial statements include the accounts of GLRE and its wholly-owned subsidiaries, Greenlight Re, GRIL, Verdant, and Greenlight Re UK. The condensed consolidated financial statements also include the accounts of Syndicate 3456. All significant intercompany transactions and balances have been eliminated on consolidation.

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

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Note 12). The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
	($ in thousands)
Cash and cash equivalents	$32,278	$76,307
Restricted cash and cash equivalents	648,897	634,794
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$681,175	$711,101

Funds Held by Cedents

The caption “Reinsurance balances receivable” in the Company’s condensed consolidated balance sheets includes financial assets held by cedents. At September 30, 2022, funds held by cedents were $303.1 million (December 31, 2021: $246.9 million). Such amounts include premiums withheld by Lloyd’s syndicates and funds contributed by the Company to Lloyd's as security for members’ underwriting activities. The syndicates invest a portion of the premiums withheld in fixed maturity securities and investment funds. The Company records its share of income (or expense) from these assets in its condensed consolidated statements of operations under the caption “Other income (expense).”

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

At September 30, 2022, the Company has recorded an allowance for expected credit loss on its Reinsurance Assets of $0.1 million (December 31, 2021: $0.1 million).

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, the Company recognizes an asset or liability based on its paid or received consideration. The deposit asset or liability balance is subsequently adjusted using the interest method with the corresponding income or expense recorded in the Company’s condensed consolidated statements of operations under the captions “Other income (expense)” and “Deposit interest expense,” respectively. The Company records deposit assets and liabilities in its condensed consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At September 30, 2022, deposit assets and deposit liabilities were $3.2 million and $13.7 million, respectively (December 31, 2021: $3.5 million and $18.6 million, respectively). For the three and nine months ended September 30, 2022, and 2021, the interest income and expense on deposit accounted contracts were as follows:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Deposit interest income	$—	$—	$—	$—
Deposit interest expense	$(6,148)	$(38)	$(6,373)	$(2,957)
Deposit interest income/(expense), net	$(6,148)	$(38)	$(6,373)	$(2,957)

Foreign Exchange

The reporting and functional currency of the Company and all its significant subsidiaries is the U.S. dollar. The Company records foreign currency transactions at the exchange rates in effect on the transaction date. Monetary assets and liabilities in foreign currencies at the balance sheet date are converted at the exchange rate in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are carried at their historical exchange rates. The Company includes any foreign exchange gains and losses under the caption “Other income (expense), net” in the Company’s condensed consolidated statements of operations.

For the three and nine months ended September 30, 2022, $5.0 million and $10.4 million, respectively, (three and nine months ended September 30, 2021: $0.6 million and $1.4 million, respectively), of foreign exchange loss was included in the Company’s net income (loss) in the condensed consolidated statements of operations.

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

Earnings (Loss) Per Share

The Company has issued unvested restricted stock awards, some of which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid. These awards are considered “participating securities” for the purposes of calculating earnings (loss) per share. Basic earnings per share is calculated on the basis of the weighted average number of ordinary shares and participating securities outstanding during the period. Diluted earnings (or loss) per share includes the dilutive effect, if any, of the following:

•Restricted Stock Units (“RSUs”) issued that convert to ordinary shares upon vesting;
•Unvested restricted share awards which are not considered “participating securities”;
•Additional potential ordinary shares issuable when in-the-money stock options are exercised, determined using the treasury stock method;
•For periods prior to January 1, 2022, those ordinary shares with the potential to be issued in connection with convertible notes and other such convertible instruments, determined using the treasury stock method; and
•Effective January 1, 2022, the dilutive effect of the convertible notes is calculated using the if-converted method. Under the if-converted method, the convertible notes are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted net income per common share calculation. Interest expense related to the convertible notes incurred in the period is added back to the numerator for purposes of the if-converted calculation.
For the three and nine months ended September 30, 2022, the effect of the assumed conversion of the convertible notes was anti-dilutive and was not included in the computation of diluted earnings per share.

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

The following table reconciles net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share for the three and nine months ended September 30, 2022 and 2021 (expressed in thousands of U.S. dollars, except per share and share amounts):

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Numerator for earnings per share
Net income (loss) - basic	$(18,469)	$(13,853)	$(9,408)	$(6,726)
Add: interest on convertible notes	—	—	—	—
Net income (loss) - diluted	$(18,469)	$(13,853)	$(9,408)	$(6,726)

Denominator for earnings per share
Weighted average shares outstanding - basic	33,127,384	32,929,097	33,119,814	33,507,060
Effect of dilutive employee and director share-based awards	—	—	—	—
Shares potentially issuable in connection with convertible notes	—	—	—	—
Weighted average shares outstanding - diluted	33,127,384	32,929,097	33,119,814	33,507,060
Anti-dilutive stock options outstanding	690,337	735,627	690,337	735,627
Participating securities excluded from calculation of loss per share	848,841	946,556	848,841	946,556
Shares potentially issuable in connection with convertible notes excluded from calculation of diluted loss per share	5,686,747	—	5,773,889	—

Earnings (loss) per Class A and Class B Ordinary share:
Basic	$(0.56)	$(0.42)	$(0.28)	$(0.20)
Diluted	$(0.56)	$(0.42)	$(0.28)	$(0.20)

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

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

The Company has entered into the Second Amended and Restated Exempted Limited Partnership Agreement (the “SILP LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, and GRIL, (together, the “GLRE Limited Partners”). SILP has entered into a SILP investment advisory agreement (“IAA”) with DME Advisors. LP (“DME Advisors”) pursuant to which DME Advisors is the investment manager for SILP. DME II and DME Advisors are related to the Company, and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors (the “Chairman”).

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

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. At September 30, 2022, the net asset value of the GLRE Limited Partners’ investment in SILP was $195.2 million (December 31, 2021: $183.6 million), representing 75.3% (December 31, 2021: 78.2%) of SILP’s total net assets. DME II held the remaining 24.7% (December 31, 2021: 21.8%) of SILP’s total net assets. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. At September 30, 2022, the majority of SILP’s long investments were composed of cash and publicly traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the three and nine months ended September 30, 2022, was $8.5 million and $24.5 million, respectively (three and nine months ended September 30, 2021: $(6.2) million and $(4.2) million, respectively), and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	September 30, 2022	December 31, 2021
	($ in thousands)
Assets
Investments, at fair value	$258,386	$297,937
Derivative contracts, at fair value	15,727	2,542
Due from brokers	149,071	84,775
Interest and dividends receivable	64	28
Total assets	423,248	385,282

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(153,892)	(132,360)
Derivative contracts, at fair value	(9,739)	(7,253)
Capital withdrawals payable	—	(10,000)
Due to brokers	(10)	—
Interest and dividends payable	(295)	(580)
Other liabilities	(201)	(358)
Total liabilities	(164,137)	(150,551)

Net Assets	$259,111	$234,731

GLRE Limited Partners’ share of Net Assets	$195,199	$183,591

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$305	$146	$928	$509
Interest income	693	51	1,028	770
Total Investment income	998	197	1,956	1,279

Expenses
Management fee	(901)	(883)	(2,686)	(2,632)
Interest	(464)	(205)	(1,199)	(874)
Dividends	(356)	(306)	(938)	(852)
Professional fees and other	(262)	(227)	(756)	(786)
Total expenses	(1,983)	(1,621)	(5,579)	(5,144)
Net investment income (loss)	(985)	(1,424)	(3,623)	(3,865)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	7,221	(1,411)	58,196	(14,809)
Net change in unrealized appreciation (depreciation)	6,464	(5,437)	(17,027)	12,143
Net gain (loss) on investment transactions	13,685	(6,848)	41,169	(2,666)

Net income (loss)	$12,700	$(8,272)	$37,546	$(6,531)

GLRE Limited Partners’ share of net income (loss) (1)	$8,521	$(6,214)	$24,474	$(4,196)

(1) Net income (loss) is net of management fees and performance allocation presented below:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	($ in thousands)
Management fees	$901	$883	$2,686	$2,632
Performance allocation	947	$(224)	2,719	—
Total	$1,848	$659	$5,405	$2,632

See Note 11 for further details on related party management fees and performance allocation.

4. FINANCIAL INSTRUMENTS

Investments

Other Investments

The Company’s “Other investments” are composed of the following:

•Private investments, unlisted equities, and convertible debt instruments, which consist primarily of Innovations-related investments supporting technology innovators in the (re)insurance market; and

•Certificates of deposit with original maturities greater than three months.

At September 30, 2022, the Company included the following securities in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$22,037	$42,412	$(3,368)	$61,081
Convertible debt securities	1,000	—	—	1,000
Certificates of deposit	3,000	—	—	3,000
Total other investments	$26,037	$42,412	$(3,368)	$65,081

At December 31, 2021, the Company included the following securities in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$17,411	$31,438	$(1,800)	$47,049
Derivative financial instruments (not designated as hedging instruments)	—	335	—	335
Total other investments	$17,411	$31,773	$(1,800)	$47,384

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

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at September 30, 2022, and 2021, and the related adjustments recorded during the periods then ended.

	Nine months ended September 30
	2022	2021
	($ in thousands)
Carrying value (1)	$61,081	$42,349
Upward carrying value changes (2)	$11,260	$13,355
Downward carrying value changes and impairment (3)	$(1,676)	$(500)

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to September 30, 2022, totaled $42.8 million.
(3) The cumulative downward carrying value changes and impairments from inception to September 30, 2022, totaled $3.7 million.

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

Assets measured at fair value on a nonrecurring basis

At September 30, 2022, and December 31, 2021, the Company held $53.0 million and $40.5 million, respectively, of private investments and unlisted equities measured at fair value on a nonrecurring basis. The Company classifies these assets as Level 3 within the fair value hierarchy. The following table summarizes the periods between the most recent fair value measurement dates and September 30, 2022, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
	($ in thousands)
Fair values measured on a nonrecurring basis	$24,451	$17,080	$11,423	$52,954

At September 30, 2022, and December 31, 2021, the Company held $8.1 million and $6.5 million, respectively, of private investments and unlisted equities measured at cost.

Assets measured at fair value on a recurring basis

In accordance with ASC 320, “Investments - Debt Securities,” the Company has classified the convertible debt securities as “trading” measured at estimated fair value with unrealized gains and losses reported in net income. The Company classifies these securities as Level 3 within the fair value hierarchy and estimates their fair values primarily based on inputs such as third-party quotes, issuers’ book value, market multiples, and other inputs. Valuation of these securities is subjective as the markets’ illiquidity may increase the likelihood that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur.

The carrying value of certificates of deposit with original maturities of one year or less approximates their fair values. The Company classifies these assets as Level 2 within the fair value hierarchy.

At September 30, 2022, and December 31, 2021, the Company did not carry any other investments at fair value with an assigned Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient. It is therefore not classified within the fair value hierarchy. (See Note 3 for further details on the related party investment fund.)

During the three and nine months ended September 30, 2022 and 2021, there were no transfers between Level 2 and Level 3 of the fair value hierarchy.

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

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At September 30, 2022, the Company’s loss and loss adjustment expense reserves included estimated amounts for several catastrophe events. For significant catastrophe events, including, but not limited to, hurricanes, tornados, typhoons, floods, earthquakes, wildfires, and pandemics, loss reserves are generally established based on loss payments and case reserves reported by clients when received. To establish IBNR loss estimates, the Company makes use of, among other things, the following information:

•estimates communicated by ceding companies;
•information received from clients, brokers, and loss adjusters;
•an understanding of the underlying business written and its exposures to catastrophe event-related losses;
•industry data;
•catastrophe scenario modeling software; and
•management’s judgment.

At September 30, 2022, the Company’s loss and loss adjustment expense reserves included $13.6 million from the Russian-Ukrainian conflict and $19.5 million from Hurricane Ian. Additional information the Company considered in estimating its loss reserves included the following:

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

The Company made no significant changes in the actuarial methodology or reserving process related to its loss and loss adjustment expense reserves for the nine months ended September 30, 2022.

At September 30, 2022 and December 31, 2021, loss and loss adjustment expense reserves were composed of the following:

	September 30, 2022	December 31, 2021
	($ in thousands)
Case reserves	$186,945	$190,220
IBNR	353,882	333,790
Total	$540,827	$524,010

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the nine months ended September 30, 2022 and 2021 is as follows:

Consolidated	2022	2021
	($ in thousands)
Gross balance at January 1	$524,010	$494,179
Less: Losses recoverable	(11,100)	(16,851)
Net balance at January 1	512,910	477,328
Incurred losses related to:
Current year	251,231	296,333
Prior years	1,558	(1,255)
Total incurred	252,789	295,078
Paid losses related to:
Current year	(54,866)	(96,442)
Prior years	(160,094)	(146,545)
Total paid	(214,960)	(242,987)
Foreign currency revaluation	(20,516)	(1,722)
Net balance at September 30	530,223	527,697
Add: Losses recoverable	10,604	13,082
Gross balance at September 30	$540,827	$540,779

For the nine months ended September 30, 2022, the estimate of net losses incurred relating to prior accident years increased by $1.6 million, primarily due to the following:
•adverse development on motor and health business driven by the inflationary increase in claims costs;
•adverse development on a multi-line quota share program resulting from newly reported losses received from the cedent;
•newly reported claims received relating to excess of loss marine and energy contracts; and
•claims deterioration on a cyber contract.

The adverse developments were partially offset by favorable developments relating to prior accident years primarily due to the following:
•favorable experience on mortgage business;
•loss reserves released relating to catastrophe events and COVID-19 based on updated claims reporting received from cedents; and
•loss reserves released on an excess of loss workers’ compensation contract.

For the nine months ended September 30, 2021, the estimate of net losses incurred relating to prior accident years decreased by $1.3 million due primarily to favorable development on catastrophe events, a mortgage contract associated with the COVID-19 pandemic, and certain health contracts. The decrease in prior accident years was partially offset by adverse loss development on certain workers’ compensation and multi-line casualty contracts written between 2014 and 2018.

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the nine months ended September 30, 2022 and 2021 are as follows:

Health	2022	2021
	($ in thousands)
Gross balance at January 1	$9,938	$17,485
Less: Losses recoverable	—	—
Net balance at January 1	9,938	17,485
Incurred losses related to:
Current year	6,567	31,189
Prior years	3,552	(1,898)
Total incurred	10,119	29,291
Paid losses related to:
Current year	(3,051)	(20,224)
Prior years	(11,146)	(13,824)
Total paid	(14,197)	(34,048)
Foreign currency revaluation	—	—
Net balance at September 30	5,860	12,728
Add: Losses recoverable	—	—
Gross balance at September 30	$5,860	$12,728

6. RETROCESSION

From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, reduce its net liability on individual risks, obtain additional underwriting capacity and balance its underwriting portfolio. The Company records loss and loss adjustment expenses recoverable from retrocessionaires as assets.

For the three and nine months ended September 30, 2022, the Company’s earned ceded premiums were $4.4 million and $8.4 million, respectively (insignificant for the three and nine months ended September 30, 2021). For the three and nine months ended September 30, 2022, loss and loss adjustment expenses recovered and changes in losses recoverable were $2.5 million and $2.5 million, respectively. The recoveries recognized by the Company for the three and nine months ended September 30, 2021, were nil and $0.1 million, respectively.

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At September 30, 2022, the Company’s loss reserves recoverable consisted of (i) $7.9 million (December 31, 2021: $8.4 million) recoverable from unrated retrocessionaires, of which $6.9 million (December 31, 2021: $8.2 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $2.7 million (December 31, 2021: $2.8 million) recoverable from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At September 30, 2022, the Company had recorded an allowance for expected credit losses of $47 thousand (December 31, 2021: $47 thousand).

7. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”), which mature on August 1, 2023. The Notes bear interest at 4.0%, payable semiannually on February 1 and August 1 of each year beginning February 1, 2019.

Note holders have the option, under certain conditions, to redeem the Notes prior to maturity. At September 30, 2022, the Company’s share price was lower than the conversion price of $17.19 per share.

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
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%. The Company incurred issuance costs in connection with the issuance of the Notes. At September 30, 2022, the unamortized portion of these costs was $0.6 million (December 31, 2021: $1.0 million), which the Company expects to amortize through the maturity date.

During the three and nine months ended September 30, 2022 the Company repurchased and canceled $6.6 million of the Notes. The carrying value of the Notes at September 30, 2022, including accrued interest of $0.6 million, was $93.4 million (December 31, 2021: $98.1 million). At September 30, 2022, the Company estimated the fair value of the Notes to be $90.2 million (December 31, 2021: $97.5 million) (see Note 4 Financial Instruments).
For the three and nine months ended September 30, 2022, the Company recognized interest expenses of $1.1 million and $3.4 million, respectively (three and nine months ended September 30, 2021: $1.6 million and $4.7 million, respectively).

The Company was in compliance with all covenants relating to the Notes at September 30, 2022, and December 31, 2021. At September 30, 2022, the Company had a remaining obligation for interest and principal payments of nil and $97.2 million during 2022 and 2023, respectively.

Subsequent to September 30, 2022, the Company repurchased and canceled $13.8 million of the Notes.

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

On October 29, 2020, the Company’s shareholders approved an amendment to the stock incentive plan to increase the number of Class A ordinary shares available for issuance by 3.0 million shares from 5.0 million to 8.0 million. At September 30, 2022, 2,011,426 (December 31, 2021: 3,128,276) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

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

The Company repurchased 4,933 Class A ordinary shares during the nine months ended September 30, 2022. All Class A ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of ordinary shares issued and outstanding:

	Nine months ended September 30		Nine months ended September 30
	2022		2021
	Class A	Class B	Class A	Class B
Balance – beginning of period	27,589,731	6,254,715	28,260,075	6,254,715
Issue of ordinary shares, net of forfeitures	984,548	—	409,200	—
Repurchase of ordinary shares	(4,933)	—	(1,079,544)	—
Balance – end of period	28,569,346	6,254,715	27,589,731	6,254,715

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

For the nine months ended September 30, 2022, the Company issued to non-employee directors an aggregate of 107,763 (2021: 74,769) restricted Class A ordinary shares as part of their remuneration for services to the Company. These restricted shares contain similar restrictions to those issued to employees. They will vest on the earlier of (i) the first anniversary of the date of the share issuance and (ii) the Company’s next annual general meeting, subject to the grantee’s continued service with the Company. During the vesting period, non-employee directors holding these restricted shares retain voting rights and are entitled to any dividends declared by the Company.

For the nine months ended September 30, 2022, the Company issued 849,872 (2021: 334,312) Class A ordinary shares to employees pursuant to the Company’s stock incentive plan. The restricted shares granted to employees in 2022 include (i) restricted shares with both performance and service-based vesting conditions (“Performance RSs”) and (ii) restricted shares with only service-based vesting conditions (“Service RSs”). The Service RSs vest evenly each year on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSs, with a target of 50%. During the vesting period, the holder of the Service RSs and Performance RSs retains voting rights but is entitled to any dividends declared by the Company only upon vesting.

Prior to fiscal year 2022, the restricted shares granted to employees cliff vested three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retained voting rights and are entitled to any dividends declared by the Company.

Prior to fiscal year 2021, the Company issued Class A ordinary shares to the Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan (“CEO RSs”). These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of the CEO’s employment, and transferability. The CEO RSs cliff vest five years after the date of issuance, subject to the performance condition being met and the CEO’s continued service with the Company. At September 30, 2022, there were 193,149 non-vested CEO RSs with a weighted average grant date fair value of $10.10 per share. As the performance conditions associated with these restricted shares have not been met, the Company recognized no compensation cost relating to the unvested shares for the nine months ended September 30, 2022, and 2021.

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

For the nine months ended September 30, 2022, grantees forfeited 8,476 (2021: 20,592) restricted shares. For the nine months ended September 30, 2022, the Company reversed $26 thousand of stock compensation expense (2021: $0.1 million) in relation to the forfeited restricted shares.

The Company recorded $2.6 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the nine months ended September 30, 2022 (2021: $1.8 million). At September 30, 2022, there was $4.4 million (December 31, 2021: $2.7 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding CEO RSs), which the Company expects to recognize over a weighted-average period of 1.6 years (December 31, 2021: 1.8 years). For the nine months ended September 30, 2022, the total fair value of restricted shares vested was $2.0 million (2021: $1.6 million).

The following table summarizes the activity for unvested outstanding restricted share awards during the nine months ended September 30, 2022:

	Performance Restricted Shares		Service Restricted Shares
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2021	193,149	$10.10	753,407	$8.68
Granted	601,213	6.82	356,422	7.02
Vested	—	—	(197,002)	10.06
Forfeited	—	—	(8,476)	7.67
Balance at September 30, 2022	794,362	$7.62	904,351	$7.73

Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan. Such RSUs contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability, and other matters. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

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

Prior to 2022, the RSUs issued to employees cliff vested three years after the date of issuance, subject to the grantee’s continued service with the Company. For the nine months ended September 30, 2022, the Company issued 159,215 (2021: 58,123) RSUs to employees pursuant to the Company’s stock incentive plan. For the nine months ended September 30, 2022, and 2021, no RSUs were forfeited.

The Company recorded $0.5 million of share-based compensation expense relating to RSUs for the nine months ended September 30, 2022 (2021: $0.3 million). At September 30, 2022, the total compensation cost related to non-vested RSUs not yet recognized was $0.7 million (December 31, 2021: $0.5 million), which the Company expects to recognize over a weighted-average period of 1.6 years (December 31, 2021: 1.8 years).

Employee RSU activity during the nine months ended September 30, 2022, was as follows:

	Performance Restricted Stock Units		Service Restricted Stock Units
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2021	—	$—	154,134	$8.59
Granted	105,008	6.82	54,207	6.82
Vested	—	—	(35,389)	10.84
Balance at September 30, 2022	105,008	$6.82	172,952	$7.58

Employee and Director Stock Options

For the nine months ended September 30, 2022, and 2021, no Class A ordinary share purchase options were granted or exercised by directors or employees, and 45,290 Class A ordinary share purchase options expired. When the Company grants stock options, it reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The Board of Directors does not currently anticipate that the Company will declare any dividends during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed relating to stock options for the nine months ended September 30, 2022, was $0.2 million (2021: $0.3 million). At September 30, 2022, the total compensation cost related to non-vested options not yet recognized was $0.1 million (December 31, 2021: $0.3 million), which will be recognized over a weighted-average period of 0.8 years (December 31, 2021: 1.2 years) assuming the grantee completes the service period for vesting of the options.

Employee and director stock option activity during the nine months ended September 30, 2022 was as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2021	735,627	$22.35	$10.23	$—	4.7 years
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Expired	(45,290)	23.80	11.04	—	—
Balance at September 30, 2022	690,337	$22.25	$10.18	$—	4.2 years

Stock Compensation Expense

For the nine months ended September 30, 2022, and 2021, the combined stock compensation expenses (net of forfeitures) included in the caption “General and administrative expenses” in the Company’s condensed consolidated statements of operations were $3.3 million and $2.4 million, respectively.

10. TAXATION

At September 30, 2022, the Company recorded a gross deferred tax asset of $3.7 million (December 31, 2021: $3.2 million) and a deferred tax asset valuation allowance of $3.2 million (December 31, 2021: $2.7 million). The net deferred tax asset is included in the caption “Other assets” in the Company’s condensed consolidated balance sheets. The Company has determined that it is more likely than not that it will fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. The Company based this determination on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the nine months ended September 30, 2022 and 2021:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Current tax (expense) benefit	$(234)	$323	$(655)	$(3,240)
Tax recovered	1,050	—	1,478	—
Deferred tax (expense) benefit	170	—	428	—
Decrease (increase) in deferred tax valuation allowance	(170)	(323)	(428)	(493)
Income tax (expense) benefit	$816	$—	$823	$(3,733)

11. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

DME, DME II, and DME Advisors are each an affiliate of the Chairman and therefore are related parties to the Company.

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

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio as agreed by the Company (the “Investment Portfolio”, as defined in the SILP LPA). On September 1, 2018, SILP entered into the IAA with DME Advisors, which entitles DME Advisors to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio. The IAA has an initial term ending on August 31, 2023, subject to an automatic extension for successive three-year terms.

For a detailed breakdown of management fees and performance compensation for the three and nine months ended September 30, 2022, and 2021, refer to Note 3 of the condensed consolidated financial statements.

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At September 30, 2022, SILP, along with certain affiliates of DME Advisors, collectively owned 38% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in SILP. At September 30, 2022, SILP held 2.7 million shares of GRBK.

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

12. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At September 30, 2022, the Company had one letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Maximum Facility Limit	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$275,000	August 20, 2023	120 days before the termination date

At September 30, 2022, an aggregate amount of $180.2 million (December 31, 2021: $136.8 million) in letters of credit was issued under the credit facility. At September 30, 2022, the Company had pledged total cash and cash equivalents with a fair value in the aggregate of $180.9 million (December 31, 2021: $137.6 million) as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. The credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers, and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the credit facility covenants at September 30, 2022 and December 31, 2021.

The Company has also established regulatory trust arrangements for certain cedents. At September 30, 2022, collateral of $468.0 million (December 31, 2021: $497.1 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

Lease Obligations

The Company has determined that its lease agreements for office space qualify as operating lease arrangements. At the commencement date, the Company determined the lease term by assuming the exercise of those renewal options deemed to be reasonably certain. The exercise of lease renewal options is at the Company's sole discretion, and these options do not contain any material residual value guarantees or material restrictive covenants. The Company’s weighted-average remaining operating lease term is approximately 4.0 years at September 30, 2022.

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

At September 30, 2022, the right-of-use assets and lease liabilities relating to the operating leases were $2.0 million and $2.1 million, respectively. The operating expense for the three and nine months ended September 30, 2022, was $0.2 million and $0.5 million, respectively (three and nine months ended September 30, 2021: $0.1 million and $0.2 million, respectively).

At September 30, 2022, the commitment for operating lease liabilities for future annual periods was as follows:

Year ending December 31,	($ in thousands)
2022	$149
2023	611
2024	627
2025	644
2026	345
Thereafter	—
Total lease payments	2,376
Less Imputed Interest	(280)
Present value of lease liabilities	$2,096

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

13. SEGMENT REPORTING

The Company has one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended September 30				Nine months ended September 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
Property
Commercial	$2,146	1.4%	$3,398	2.6%	$8,648	2.0%	$9,700	2.2%
Motor	206	0.1	6,103	4.8	768	0.2	24,537	5.6
Personal	17,669	11.4	3,631	2.8	49,425	11.3	10,318	2.3
Total Property	20,021	12.9	13,132	10.2	58,841	13.5	44,555	10.1

Casualty
General Liability	13,798	8.9	7,376	5.7	40,523	9.3	10,749	2.4
Motor Liability	565	0.4	19,823	15.4	4,061	0.9	96,795	22.0
Professional Liability	242	0.2	154	0.1	496	0.1	302	0.1
Workers' Compensation	7,216	4.6	17,117	13.3	25,504	5.9	55,237	12.5
Multi-line	69,419	44.7	40,162	31.2	177,647	40.8	137,857	31.3
Total Casualty	91,240	58.8	84,632	65.7	248,231	57.0	300,940	68.4

Other
Accident & Health	5,879	3.8	4,175	3.3	10,377	2.4	26,427	6.0
Financial	20,065	12.9	17,920	13.9	56,481	12.9	40,134	9.1
Marine	4,675	3.0	2,462	1.9	18,425	4.2	8,412	1.9
Other Specialty	13,266	8.6	6,414	5.0	43,457	10.0	19,781	4.5
Total Other	43,885	28.3	30,971	24.1	128,740	29.5	94,754	21.5
	$155,146	100.0%	$128,735	100.0%	$435,812	100.0%	$440,249	100.0%
Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30				Nine months ended September 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$72,105	46.5%	$67,087	52.1%	$224,324	51.5%	$258,849	58.8%
Worldwide (1)	79,512	51.3	59,616	46.3	196,197	45.0	174,470	39.6
Europe (2)	(1,797)	(1.2)	1,483	1.2	2,962	0.7	2,787	0.6
Asia	5,326	3.4	549	0.4	12,329	2.8	4,143	1.0
	$155,146	100.0%	$128,735	100.0%	$435,812	100.0%	$440,249	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.
(2) The negative balance represents the reversal of premiums due to premium adjustments, termination of contracts, or premium returned upon novation or commutation of contracts.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,”  or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and its wholly-owned subsidiaries, Greenlight Reinsurance, Ltd, (“Greenlight Re”), Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), Greenlight Re Marketing (UK) Limited (“Greenlight Re UK”), and Verdant Holding Company, Ltd. (“Verdant”), as well as Greenlight Innovation Syndicate 3456 (“Syndicate 3456”), unless the context dictates otherwise. References to our “Ordinary Shares” refer collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

The following is a discussion and analysis of our results of operations for the nine months ended September 30, 2022 and 2021 and financial condition at September 30, 2022 and December 31, 2021.

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

Through Greenlight Re Innovations, we support technology innovators in the (re)insurance market by providing investment capital, risk capacity, and access to a broad insurance network.

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

Outlook and Trends

We operate in a business where we expect volatility in our underwriting results. Hurricane Ian, which struck the southeast U.S. in September, 2022, is likely to prove one of the costliest natural disasters ever in terms of insured losses. This storm, along with the Russian-Ukraine conflict and several smaller events, have combined to make the first nine months of 2022 another challenging period for companies that participate in the global reinsurance market. We were not immune from these events; our combined ratio for the nine months ended September 30, 2022, was 104.8%.

Further, the ongoing Russian-Ukrainian conflict has resulted in the U.S., United Kingdom, European Union, and other countries imposing financial and economic sanctions, which have caused disruption in the global economy and have increased economic and geopolitical uncertainty. If this conflict is prolonged, we and other reinsurers may incur additional losses in future periods.

The continuing widespread inflation is a significant concern to the industry, as it can add uncertainty to the cost of claims, particularly for classes of business with long payout tails. As a result, it creates pricing challenges for new business and valuation challenges in claims reserves. We are addressing these concerns in multiple ways:

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

The combination of the recent loss events, continued inflation and rising interest rates have led to a significant reduction in the amount of reinsurance capital available for deployment. As we approach the January 1 renewal season, we see market conditions that we consider more favorable than any we have experienced in more than a decade.

Additionally, we continue to be encouraged by our Innovations unit, whose central objective is to enhance our underwriting return and risk profile by establishing a range of strategic partnerships. Our Innovations-related premiums accounted for approximately 12% of our net premiums written in the first nine months of 2022. We see the potential for significant growth from Innovations-derived underwriting opportunities going forward.

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

The following table presents a reconciliation of the non-GAAP financial measures basic and fully diluted book value per share to the most comparable U.S. GAAP measure:

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic and fully diluted book value per share)	$466,952	$484,293	$468,407	$475,663	$450,514
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding as presented in the Company’s condensed consolidated balance sheets	34,824,061	34,721,231	34,721,231	33,844,446	33,844,446
Less: Unearned performance-based restricted shares granted after December 31, 2021	(539,161)	(560,927)	(581,593)	—	—
Denominator for basic book value per share	34,284,900	34,160,304	34,139,638	33,844,446	33,844,446
Add: In-the-money stock options, service-based RSUs granted, and earned performance-based RSUs granted	183,790	179,988	176,379	154,134	154,134
Denominator for fully diluted book value per share	34,468,690	34,340,292	34,316,017	33,998,580	33,998,580
Basic book value per share	$13.62	$14.18	$13.72	$14.05	$13.31
Increase (decrease) in basic book value per share ($)	$(0.56)	$0.46	$(0.33)	$0.58	$(0.35)
Increase (decrease) in basic book value per share (%)	(3.9)%	3.4%	(2.3)%	4.3%	(2.6)%

Fully diluted book value per share	$13.55	$14.10	$13.65	$13.99	$13.25
Increase (decrease) in fully diluted book value per share ($)	$(0.55)	$0.45	$(0.34)	$0.57	$(0.35)
Increase (decrease) in fully diluted book value per share (%)	(3.9)%	3.3%	(2.4)%	4.2%	(2.6)%

(1) For periods prior to January 1, 2022, all unvested restricted shares are included in the “basic” and “fully diluted” denominators. Restricted shares with performance-based vesting conditions granted after December 31, 2021, are included in the “basic” and “fully diluted” denominators to the extent that the Company has recognized the corresponding share-based compensation expense. At September 30, 2022, the aggregate number of unearned restricted shares with performance conditions not included in the “basic” and “fully diluted” denominators was 732,310 (June 30, 2022: 754,076, March 31, 2022: 774,742, December 31, 2021: 193,149, September 30, 2021: 193,149).

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

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	($ in thousands)
Income (loss) before income tax	$(19,285)	$(13,853)	$(10,231)	$(2,993)
Add (subtract):
Total investment (income) loss	(11,559)	(4,089)	(36,452)	(24,803)
Other non-underwriting (income) expense	6,784	342	13,374	1,076
Corporate expenses	4,104	3,444	12,693	12,030
Interest expense	1,091	1,578	3,411	4,684
Net underwriting income (loss)	$(18,865)	$(12,578)	$(17,205)	$(10,006)

Results of Operations

The table below summarizes our operating results for the three and nine months ended September 30, 2022, and 2021:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$155,146	$128,735	$435,812	$440,249
Gross premiums ceded	(8,801)	(60)	(21,973)	(6)
Net premiums written	146,345	128,675	413,839	440,243
Change in net unearned premium reserves	(24,397)	6,849	(55,747)	(36,844)
Net premiums earned	$121,948	$135,524	$358,092	$403,399
Underwriting related expenses
Net loss and loss adjustment expenses incurred
Current year	$92,443	$111,052	$251,231	$296,333
Prior year *	2,116	(652)	1,558	(1,255)
Net loss and loss adjustment expenses incurred	94,559	110,400	252,789	295,078
Acquisition costs	36,821	35,048	106,101	106,060
Underwriting expenses	3,285	2,616	10,034	9,310
Deposit accounting and other reinsurance expense (income)	6,148	38	6,373	2,957
Net underwriting income (loss)	$(18,865)	$(12,578)	$(17,205)	$(10,006)

Income (loss) from investment in related party investment fund	$8,521	$(6,214)	$24,474	$(4,196)
Net investment income (loss)	3,038	10,303	11,978	28,999
Total investment income (loss)	$11,559	$4,089	$36,452	$24,803
Net underwriting and investment income (loss)	$(7,306)	$(8,489)	$19,247	$14,797

Corporate expenses	$4,104	$3,444	$12,693	$12,030
Other (income) expense, net	6,784	342	13,374	1,076
Interest expense	1,091	1,578	3,411	4,684
Income tax expense (benefit)	(816)	—	(823)	3,733
Net income (loss)	$(18,469)	$(13,853)	$(9,408)	$(6,726)

Earnings (loss) per share (Class A and Class B)
Basic	$(0.56)	$(0.42)	$(0.28)	$(0.20)
Diluted	$(0.56)	$(0.42)	$(0.28)	$(0.20)

Underwriting ratios
Loss ratio - current year	75.8%	81.9%	70.2%	73.5%
Loss ratio - prior year	1.7%	(0.4)%	0.4%	(0.4)%
Loss ratio	77.5%	81.5%	70.6%	73.1%
Acquisition cost ratio	30.2%	25.9%	29.6%	26.3%
Composite ratio	107.7%	107.4%	100.2%	99.4%
Underwriting expense ratio	7.7%	1.9%	4.6%	3.0%
Combined ratio	115.4%	109.3%	104.8%	102.4%

* The net financial impacts associated with changes in the estimate of losses incurred in prior years, which incorporate earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs, were a loss of $2.9 million and a gain of $0.2 million for the three months ended September 30, 2022, and 2021, respectively, and losses of $9.0 million and $3.2 million for the nine months ended September 30, 2022, and 2021, respectively.

Three months ended September 30, 2022, and 2021

For the three months ended September 30, 2022, the fully diluted book value per share decreased by $0.55 per share, or 3.9%, to $13.55 per share from $14.10 per share at June 30, 2022. For the three months ended September 30, 2022, basic book value per share decreased by $0.56 per share, or 3.9%, to $13.62 per share from $14.18 per share at June 30, 2022.

For the three months ended September 30, 2022, our net loss was $18.5 million, compared to a net loss of $13.9 million reported for the equivalent 2021 period.

The developments that most significantly affected our financial performance during the three months ended September 30, 2022, compared to the equivalent 2021 period, are summarized below:

•Underwriting: The underwriting loss for the three months ended September 30, 2022, was $18.9 million. This underwriting loss included $19.5 million of losses estimated from Hurricane Ian and $3.2 million from Typhoons Nanmadol and Hinnamnor. By comparison, the equivalent period in 2021 reported an underwriting loss of $12.6 million, which included $25.9 million of catastrophe losses from Hurricane Ida, the European floods and hailstorms, and South African riots. The underwriting loss for the three months ended September 30, 2022, also included $6.1 million of expense relating to deposit-accounted contracts.

Our combined ratio was 115.4% for the three months ended September 30, 2022, compared to 109.3% during the equivalent 2021 period. The catastrophe losses and the expense relating to deposit-accounted contracts contributed 23.6 percentage points to the combined ratio for the three months ended September 30, 2022.

•Investments: Our total investment income for the three months ended September 30, 2022, was $11.6 million, compared to total investment income of $4.1 million reported for the same period in 2021. Our investment in SILP reported a gain of $8.5 million during the three months ended September 30, 2022, compared to a loss of $6.2 million during the equivalent period in 2021. Other investment income totaled $3.0 million and $10.3 million during the three months ended September 30, 2022, and 2021, respectively.
•Other income (expense): For the three months ended September 30, 2022, we incurred $6.8 million of other non-underwriting expenses, primarily as a result of foreign exchange losses. The weakening of the pound sterling against the U.S. dollar drove the foreign exchange loss. In addition, the other income (expense) included our share of Lloyd’s syndicates’ investment losses on the Funds at Lloyd’s business, which is generally conducted on a funds withheld basis. The syndicates invest a portion of these funds in fixed-maturity securities and investment funds, which were negatively impacted by rising interest rates and market volatility. We record our share of these mark-to-market adjustments when the syndicates report them to us, generally one quarter in arrears.

Nine months ended September 30, 2022, and 2021

For the nine months ended September 30, 2022, fully diluted book value per share decreased by $0.44, or 3.1%, to $13.55 per share from $13.99 per share at December 31, 2021. For the nine months ended September 30, 2022, basic book value per share decreased by $0.43, or 3.1%, to $13.62 per share from $14.05 per share at December 31, 2021. The decrease in fully diluted book value per share during the nine months ended September 30, 2022, included $0.07, or 0.5%, adverse impact relating to the adoption of ASU 2020-06 (see Note 2 of the accompanying condensed consolidated financial statements for recently issued accounting standards adopted).

For the nine months ended September 30, 2022, our net loss was $9.4 million, compared to a net loss of $6.7 million reported for the equivalent 2021 period.

The developments that most significantly affected our financial performance during the nine months ended September 30, 2022, compared to the equivalent 2021 period, are summarized below:

•Underwriting: The underwriting loss for the nine months ended September 30, 2022, was $17.2 million, driven primarily by $13.6 million of losses related to the Russian-Ukrainian conflict and $25.5 million of losses related to Hurricane Ian, Typhoon Nanmadol, and wildfires in Tennessee. By comparison, the underwriting loss for the equivalent period in 2021 was $10.0 million, driven by losses from Hurricane Ida, the winter storm Uri, the European floods and hailstorms, and South African riots.

Our combined ratio was 104.8% for the nine months ended September 30, 2022, compared to 102.4% for the same period in 2021. The Russian-Ukrainian conflict and natural catastrophe losses contributed 10.9 percentage points to the combined ratio for the nine months ended September 30, 2022.

•Investments: Our total investment income for the nine months ended September 30, 2022, was $36.5 million, compared to $24.8 million earned during the equivalent 2021 period. For the nine months ended September 30, 2022, our investment in SILP reported a gain of $24.5 million, compared to a loss of $4.2 million during the equivalent period in 2021. Other investment income totaled $12.0 million and $29.0 million during the nine months ended September 30, 2022, and 2021, respectively.
•Other income (expense): For the nine months ended September 30, 2022, other expense of $13.4 million was driven primarily by the mark-to-market adjustments and foreign exchange losses for the reasons explained above for the three months ended September 30, 2022.

Underwriting results

We analyze our business based on three categories: “property,” “casualty,” and “other.”

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
Property	$20,021	12.9%	$13,132	10.2%	$58,841	13.5%	$44,555	10.1%
Casualty	91,240	58.8	84,632	65.7	248,231	57.0	300,940	68.4
Other	43,885	28.3	30,971	24.1	128,740	29.5	94,754	21.5
Total	$155,146	100.0%	$128,735	100.0%	$435,812	100.0%	$440,249	100.0%

As a result of our underwriting philosophy, the total premiums we write and the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities we identify.

For the three months ended September 30, 2022, our gross premiums written increased by $26.4 million, or 20.5%, compared to the equivalent 2021 period. The primary drivers for this change are the following:

Gross Premiums Written
Three months ended September 30, 2022
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$6.9	52.5%	The increase in property gross premiums written during the three months ended September 30, 2022, over the comparable 2021 period was due primarily to personal lines business, driven by the growth of our Innovations partners.

Our decision to reduce or terminate our participation in certain motor business partially offset this increase.

Casualty	$6.6	7.8%	The increase in casualty gross premiums written during the three months ended September 30, 2022, over the comparable 2021 period was due primarily to new contracts bound during 2022 relating to general liability and multi-line business. The growth in Lloyd’s syndicate business was also a significant driver of the increase in casualty gross premiums written.

Our decision to reduce or terminate our participation in certain motor business partially offset this increase.

Other	$12.9	41.7%	The increase in “other” gross premiums written during the three months ended September 30, 2022, over the comparable 2021 period was related primarily to marine, energy, and financial lines. New business drove most of the increase in marine and energy premiums. The growth in financial lines was driven primarily by an increase in transactional liability business.

For the nine months ended September 30, 2022, our gross premiums written decreased by $4.4 million, or 1.0%, compared to the equivalent 2021 period. The primary drivers of this change are the following:

Gross Premiums Written
Nine months ended September 30, 2022
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$14.3	32.1%	The increase in property gross premiums written during the nine months ended September 30, 2022, over the comparable 2021 period was due primarily to personal lines business, as discussed above.

Our decision to reduce or terminate our participation in certain motor business partially offset this increase.

Casualty	$(52.7)	(17.5)%	The decrease in casualty premiums written during the nine months ended September 30, 2022, over the comparable 2021 period was due primarily to motor and workers’ compensation contracts on which we elected to reduce or not renew our participation.

Growth in general liability and multi-line premiums, driven by new and renewed Lloyd’s and Innovations-related business, partially offset the decrease in casualty premiums.

Other	$34.0	35.9%
The increase in “other” premiums written during the nine months ended September 30, 2022, over the comparable 2021 period was due primarily to the following:

•increased financial lines business, including transactional liability contracts;
•new marine and energy contracts bound during 2022; and
•new contracts bound during 2022 relating to other specialty classes.

The increase was partially offset by a decrease in Health premiums, due primarily to changing certain exposures from a proportional basis to excess of loss.

Premiums Ceded

For the three and nine months ended September 30, 2022, premiums ceded were $8.8 million and $22.0 million, respectively, compared to insignificant premiums ceded for the three and nine months ended September 30, 2021. In 2022, we entered into new retrocession agreements to reduce our exposure to marine, energy, and property losses.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
Property	$15,486	10.6%	$13,132	10.2%	$48,517	11.7%	$44,594	10.1%
Casualty	88,002	60.1	84,632	65.8	242,369	58.6	300,971	68.4
Other	42,857	29.3	30,911	24.0	122,953	29.7	94,678	21.5
Total	$146,345	100.0%	$128,675	100.0%	$413,839	100.0%	$440,243	100.0%

For the three and nine months ended September 30, 2022, net premiums written increased by $17.7 million, or 13.7%, and decreased by $26.4 million, or 6.0%, respectively, compared to the three and nine months ended September 30, 2021. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
Property	$10,951	9.0%	$14,744	10.9%	$37,577	10.5%	$43,660	10.8%
Casualty	76,511	62.7	87,960	64.9	225,322	62.9	260,741	64.6
Other	34,486	28.3	32,820	24.2	95,193	26.6	98,998	24.5
Total	$121,948	100.0%	$135,524	100.0%	$358,092	100.0%	$403,399	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums written during the current and prior periods.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
Property	$13,157	13.9%	$15,031	13.6%	$28,641	11.3%	$33,677	11.4%
Casualty	60,901	64.4	70,151	63.5	159,918	63.3	199,636	67.7
Other	20,501	21.7	25,218	22.8	64,230	25.4	61,765	20.9
Total	$94,559	100.0%	$110,400	100.0%	$252,789	100.0%	$295,078	100.0%

The below table summarizes the loss ratios for the nine months ended September 30, 2022, and 2021:

	Three months ended September 30			Nine months ended September 30
	2022	2021	Increase / (decrease) in loss ratio points	2022	2021	Increase / (decrease) in loss ratio points
Property	120.1%	101.9%	18.2	76.2%	77.1%	(0.9)
Casualty	79.6	79.8	(0.2)	71.0	76.6	(5.6)
Other	59.4	76.8	(17.4)	67.5	62.4	5.1
Total	77.5%	81.5%	(4.0)	70.6%	73.1%	(2.5)

The changes in net losses incurred for the three months ended September 30, 2022, as compared to the equivalent 2021 period, were attributable to the following:

Net Losses Incurred
Three months ended September 30, 2022
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(1.9)	18.2
The decrease in property losses incurred during the three months ended September 30, 2022, compared to the same period in 2021, was due primarily to a reduction in motor business related to contracts on which we elected to reduce or non-renew our participation. Higher personal lines business and losses from Hurricane Ian and Typhoons Nanmadol and Hinnamnor partially offset the decrease.

The property loss ratio increased 18.2 percentage points during the three months ended September 30, 2022, over the equivalent 2021 period, due primarily to losses from Hurricane Ian and Typhoons Nanmadol and Hinnamnor.

Casualty	$(9.3)	(0.2)
The decrease in losses incurred during the three months ended September 30, 2022, over the comparable 2021 period was due primarily to reductions in motor and workers’ compensation exposures. Partially offsetting the decrease were losses driven by the following:

•Hurricane Ian;
•new and renewed multi-line contracts; and
•adverse prior-year development

The casualty loss ratio decreased 0.2 percentage points during the three months ended September 30, 2022, over the equivalent 2021 period, due primarily to changes in our business mix. Our underlying casualty loss ratios have improved as we significantly reduced our motor and workers’ compensation exposures and increased our multi-line business. However, losses from Hurricane Ian on certain multi-line contracts mostly offset the improvement in the casualty loss ratio.

Other	$(4.7)	(17.4)
The decrease in “other” losses incurred during the three months ended September 30, 2022, over the comparable 2021 period was due primarily to the following:

•our decision to reduce or terminate our participation in certain health and crop contracts; and
•losses incurred during the comparable 2021 period from South African riots and Hurricane Ida.

Increased losses on marine and energy contracts and our growing transactional liability business partially offset this overall decrease.

The “other” loss ratio decreased 17.4 percentage points during the three months ended September 30, 2022, over the equivalent 2021 period, due primarily to the reasons described above.

The changes in net losses incurred and loss ratios during the nine months ended September 30, 2022, were attributable to the following:

Net Losses Incurred
Nine months ended September 30, 2022
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(5.0)	(0.9)
Our decision to reduce or terminate our participation in certain motor business was the primary driver of the decrease in property losses incurred during the nine months ended September 30, 2022, compared to the same period in 2021. The decrease was partially offset by losses relating to the following:

•our growing personal lines portfolio; and
•catastrophes that occurred during 2022, including Hurricane Ian, Typhoons Nanmadol and Hinnamnor, and Tennessee wildfires.

The property loss ratio decreased 0.9 percentage points during the nine months ended September 30, 2022 over the equivalent 2021 period. This decrease was due primarily to the reduction in our motor business. Catastrophe losses partially offset the decrease.

Casualty	$(39.7)	(5.6)
Our decision to reduce or terminate our participation in certain motor business was the primary driver of the decrease in casualty losses incurred during the nine months ended September 30, 2022, compared to the same period in 2021.

The decrease was partially offset by higher incurred losses in our Lloyd’s syndicate business relating to the following:

•Hurricane Ian; and
•general liability and multi-line contracts.

Additionally, the prior period incurred losses included losses from winter storm Uri.

The casualty loss ratio decreased 5.6 percentage points during the nine months ended September 30, 2022, over the equivalent 2021 period, due primarily to changes in our business mix. We increased our general liability and multi-line business, which generally incorporates lower loss ratios than the motor and workers’ compensation business it replaced. Adverse loss development on certain motor, workers’ compensation, and multi-line contracts partially offset the loss ratio decreases.

Other	$2.5	5.1
The increase in “other” losses incurred during the nine months ended September 30, 2022, compared to the same period in 2021, was due primarily to losses relating to the Russian-Ukrainian conflict. Our growing book of transactional liability and marine and energy business also contributed to the increase.

The increase was partially offset by the following:
•lower losses incurred on health contracts on which we elected to reduce or not renew our participation;
•the release of loss reserves on certain mortgage contracts; and
•crop losses incurred in the equivalent 2021 period.

The “other” loss ratio increased 5.1 percentage points during the nine months ended September 30, 2022, over the equivalent 2021 period, due primarily to the reasons described above.

Russian-Ukrainian Conflict

Our loss and loss adjustment expenses from the Russian-Ukrainian conflict relate primarily to marine, energy, political violence, and terrorism (“MEPVT”) policies and whole account contracts, all of which are included in our Specialty book of business. We have purchased excess of loss reinsurance to reduce our net exposure relating to MEPVT exposures. As of September 30, 2022, we have not recorded any reinsurance recoveries, as the estimated losses had not impacted the excess layers. However, we may generate recoveries under the retroceded contracts if we recognize significant further MEPVT losses from the Russian-Ukrainian conflict.

See Note 5 of the accompanying condensed consolidated financial statements for additional discussion of our reserving techniques and prior period development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
Property	$2,081	5.7%	$3,178	9.1%	$8,474	8.0%	$9,260	8.7%
Casualty	24,200	65.7	22,942	65.5	64,511	60.8	67,499	63.6
Other	10,540	28.6	8,928	25.5	33,116	31.2	29,301	27.6
Total	$36,821	100.0%	$35,048	100.0%	$106,101	100.0%	$106,060	100.0%

The acquisition cost ratios for the nine months ended September 30, 2022 and 2021, were as follows:

	Three months ended September 30			Nine months ended September 30
	2022	2021	Increase / (decrease)	2022	2021	Increase / (decrease)
Property	19.0%	21.6%	(2.6)%	22.6%	21.2%	1.4%
Casualty	31.6	26.1	5.5	28.6	25.9	2.7
Other	30.6	27.2	3.4	34.8	29.6	5.2
Total	30.2%	25.9%	4.3%	29.6%	26.3%	3.3%

The changes in the acquisition cost ratios for the three months ended September 30, 2022, compared to the equivalent period in 2021, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended September 30, 2022
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(2.6)	The decrease in the property acquisition cost ratio during the three months ended September 30, 2022, over the comparable 2021 period, was due primarily to a change in our business mix. During the 2022 period, a higher proportion of the property business we wrote related to excess of loss contracts, which incorporate lower commissions than the quota share contracts that comprised a larger proportion of the business we wrote during the third quarter of 2021.

Casualty	5.5
The increase in the casualty acquisition cost ratio during the three months ended September 30, 2022, over the comparable 2021 period, was due primarily to changes in our business mix. Our motor and workers’ compensation premium, which decreased in 2022, generally incorporates lower ceding commission ratios than our general liability and multi-line business, which grew compared to the equivalent 2021 period.

Other	3.4
The increase in the “other” acquisition cost ratio during the three months ended September 30, 2022, over the comparable 2021 period was due primarily to the following:

•growth in transactional liability business, which carries higher ceding commission ratios than other specialty business; and
•new specialty quota share contracts bound in 2022, which incorporate relatively high acquisition costs.

The changes in the acquisition cost ratios during the nine months ended September 30, 2022, compared to the equivalent period in 2021, were attributable to the following:

Change in Acquisition Cost Ratios
Nine months ended September 30, 2022
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	1.4	The year-to-date increase was driven by the higher ceding commissions on the growing personal property quota share contracts relative to the shrinking motor business.
Casualty	2.7	The year-to-date increase was driven by the same trends as those discussed above in reference to the third quarter.
Other	5.2
The year-to-date increase was driven by the same trends as those discussed above in reference to the third quarter. A decrease in health business, which generally carries relatively low ceding commissions, was an additional driver of the increase.

Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Three months ended September 30				Three months ended September 30
	2022				2021
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	120.1%	79.6%	59.4%	77.5%	101.9%	79.8%	76.8%	81.5%
Acquisition cost ratio	19.0	31.6	30.6	30.2	21.6	26.1	27.2	25.9
Composite ratio	139.1%	111.2%	90.0%	107.7%	123.5%	105.9%	104.0%	107.4%
Underwriting expense ratio				7.7				1.9
Combined ratio				115.4%				109.3%

	Nine months ended September 30				Nine months ended September 30
	2022				2021
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	76.2%	71.0%	67.5%	70.6%	77.1%	76.6%	62.4%	73.1%
Acquisition cost ratio	22.6	28.6	34.8	29.6	21.2	25.9	29.6	26.3
Composite ratio	98.8%	99.6%	102.3%	100.2%	98.3%	102.5%	92.0%	99.4%
Underwriting expense ratio				4.6				3.0
Combined ratio				104.8%				102.4%

The higher underwriting expense ratio for the three months ended September 30, 2022, compared to the same period in 2021, was due to the following:

•interest expense on deposit-accounted contracts based on revised expectations of ultimate cash flows;
•lower net earned premiums compared to the same period in 2021;
•expenses related to forming and managing Syndicate 3456; and
•share-based compensation expenses.

The underwriting expense ratio for the three and nine months ended September 30, 2022, included 5.0 and 1.7 percentage points, respectively, (2021: nil and 0.7 percentage points, respectively) relating to expense on deposit-accounted contracts based on revised expectations of ultimate cash flows. Excluding deposit-accounted contracts, the higher underwriting expense ratio for the nine months ended September 30, 2022, compared to the same period in 2021, was due to the same reasons provided above for the three-month period.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Underwriting expenses	$3,285	$2,616	$10,034	$9,310
Corporate expenses	4,104	3,444	12,693	12,030
General and administrative expenses	$7,389	$6,060	$22,727	$21,340
For the three months ended September 30, 2022, general and administrative expenses increased by $1.3 million, or 21.9%, compared to the equivalent 2021 period. The increase was due primarily to higher expenses relating to (i) Syndicate

3456-related expenses, (ii) share-based compensation, and (iii) information technology costs, compared to the same period in 2021.

For the nine months ended September 30, 2022, general and administrative expenses increased by $1.4 million, or 6.5%, compared to the equivalent 2021 period. The increase was due primarily to higher expenses relating to (i) share-based compensation, (ii) Syndicate 3456-related expenses, (iii) information technology costs, and (iv) legal and other professional fees. Lower D&O insurance and personnel costs partially offset the increase.

For the nine months ended September 30, 2022, and 2021, general and administrative expenses included $3.3 million and $2.4 million, respectively, of costs related to share-based compensation granted to employees and directors.

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

A summary of our total investment income (loss) is as follows:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	($ in thousands)
Realized gains (losses)	$—	$—	$—	$14,210
Change in unrealized gains and losses	54	9,637	9,237	14,860
Investment-related foreign exchange gains (losses)	243	(15)	(167)	(14)
Interest and dividend income, net of withholding taxes	3,220	691	4,228	175
Interest, dividend, and other expenses	(479)	(10)	(1,320)	(232)
Net investment-related income (loss)	$3,038	$10,303	$11,978	$28,999
Income (loss) from investments in related party investment fund	$8,521	$(6,214)	$24,474	$(4,196)
Total investment income (loss)	$11,559	$4,089	$36,452	$24,803

The caption “Income (loss) from investment in related party investment fund” in the above table is net of management fees paid by SILP to DME Advisors and performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For detailed breakdowns of management fees and performance compensation for the three and nine months ended September 30, 2022, and 2021, please refer to Note 3 of the condensed consolidated financial statements.

For the three months ended September 30, 2022, the Investment Portfolio managed by DME Advisors reported a gain of 3.6%, compared to a loss of 2.7% for the three months ended September 30, 2021. SILP’s long portfolio gained 6.0%, while the short portfolio and macro positions lost 0.1% and 1.4%, respectively, during the three months ended September 30, 2022. For the three months ended September 30, 2022, the significant contributors to SILP’s investment return were long positions in Atlas Air Worldwide and Green Brick Partners (GRBK) and a short position in a basket of housing-sensitive stocks to hedge the GRBK exposure. The largest detractors were gold and two short positions.

For the three months ended September 30, 2022, there were no notable increases or decreases in our Innovations-related investments, compared to $9.6 million net unrealized gains recorded for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, the Investment Portfolio managed by DME Advisors reported a gain of 10.5%, compared to a loss of 2.2% for the nine months ended September 30, 2021. The long portfolio lost 10.5%, while the short portfolio and macro positions gained 21.1% and 2.6%, respectively, during the nine months ended September 30, 2022. For the nine months ended September 30, 2022, the most significant contributors to SILP’s investment return were short positions in the S&P 500 index and a basket of stocks perceived to be overvalued, and a long position in CONSOL Energy. For the nine months ended September 30, 2022, the most significant detractors were long positions in Brighthouse Financial, GRBK, and gold.

During the nine months ended September 30, 2022, some of our Innovations-related investees completed new financing rounds. The associated carry-value increases contributed to a net unrealized gain of $9.2 million. The unrealized gains are net of a $2.2 million valuation allowance on certain Innovations-related investments recorded during the nine months ended September 30, 2022.

The increase in interest income for the three and nine months ended September 30, 2022, was primarily related to our restricted cash and cash equivalents, which benefited from rising U.S. interest rates.

For the three months ended September 30, 2022, and 2021, the gross investment return (loss) on our investments managed by DME Advisors (excluding the investment advisor performance allocation) was composed of the following:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Long portfolio gains (losses)	6.0%	(3.5)%	(10.5)%	12.3%
Short portfolio gains (losses)	(0.1)	1.1	21.1	(7.9)
Macro gains (losses)	(1.4)	—	2.6	(5.2)
Other income and expenses [1]	(0.5)	(0.4)	(1.5)	(1.4)
Gross investment return	4.0%	(2.8)%	11.7%	(2.2)%
Net investment return [1]	3.6%	(2.7)%	10.5%	(2.2)%

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

At September 30, 2022, we have included a gross deferred tax asset of $3.7 million (December 31, 2021: $3.2 million) in the caption “Other assets” in the Company’s condensed consolidated balance sheets. At September 30, 2022, a valuation allowance of $3.2 million (December 31, 2021: $2.7 million) partially offset this gross deferred tax asset. We have concluded that it is more likely than not that the Company will fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. We have based this conclusion on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit. We have not taken any other tax positions that we believe are subject to uncertainty or reasonably likely to have a material impact on the Company.

Financial Condition

Total investments

The total investments reported in the condensed consolidated balance sheets at September 30, 2022, was $260.3 million, compared to $231.0 million at December 31, 2021, an increase of $29.3 million, or 12.7%. The increase was primarily related to gains on SILP and Innovations-related investments and purchase of certificates of deposit. The increase was partially offset by net redemptions from SILP.

At September 30, 2022, 91.5% of SILP’s portfolio was valued based on quoted prices in actively traded markets (Level 1), 6.0% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and 0.0% was composed of instruments valued based on non-observable inputs (Level 3). At September 30, 2022, 2.5% of SILP’s portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

At September 30, 2022, 87% of our Innovations-related portfolio was carried at fair value on a nonrecurring basis, measured as of the investees’ most recent completed financing round, and 13% was carried at original cost.

Other than our investment in SILP (see Notes 3 of the accompanying condensed consolidated financial statements), we have not participated in transactions that created relationships with unconsolidated entities or financial partnerships, including VIEs, established to facilitate off-balance sheet arrangements.

Cash and cash equivalents; Restricted cash and cash equivalents

The unrestricted cash and cash equivalents decreased by $44.0 million, or 57.7%, from $76.3 million at December 31, 2021, to $32.3 million at September 30, 2022, primarily due to cash used for operations, including the repurchase of senior convertible debt, purchase of Innovations-related investments and collateral posted to our ceding insurers.

We use our restricted cash and cash equivalents for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash increased by $14.1 million, or 2.2%, from $634.8 million at December 31, 2021, to $648.9 million at September 30, 2022, primarily due to collateral required by our ceding insurers.

Reinsurance balances receivable

During the nine months ended September 30, 2022, reinsurance balances receivable increased by $68.2 million, or 16.8%, to $473.6 million from $405.4 million at December 31, 2021. This increase was related primarily to funds withheld by cedents. At September 30, 2022, funds held by cedents were $303.1 million, compared to $246.9 million at December 31, 2021. The remaining increases related to premiums receivable on new contracts bound during nine months ended September 30, 2022.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were composed of the following:

	September 30, 2022			December 31, 2021
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$32,716	$84,009	$116,725	$21,357	$49,486	$70,843
Casualty	117,847	148,746	266,593	151,734	219,949	371,683
Other	36,382	121,127	157,509	17,129	64,355	81,484
Total	$186,945	$353,882	$540,827	$190,220	$333,790	$524,010

During the nine months ended September 30, 2022, the total gross loss and loss adjustment expense reserves increased by $16.8 million, or 3.2%, to $540.8 million from $524.0 million at December 31, 2021. See Note 5 of the accompanying condensed consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and a description of prior period loss developments.

During the nine months ended September 30, 2022, the total loss and loss adjustment expenses recoverable decreased by $0.5 million, or 4.5%, to $10.6 million from $11.1 million at December 31, 2021. See Note 6 of the accompanying condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

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

At October 1, 2022, our estimated largest PML (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $88.7 million and $95.9 million, respectively, both relating to the peril of North Atlantic Hurricane.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions, for both a single event loss and aggregate loss measures at the 1-in-250 year return period.

	October 1, 2022
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
	($ in thousands)
North Atlantic Hurricane	$88,673	$95,876
Southeast Hurricane	66,247	71,541
Gulf of Mexico Hurricane	59,936	64,145
Northeast Hurricane	62,020	63,404
North America Earthquake	60,793	65,126
California Earthquake	53,957	56,977
Other N.A. Earthquake	34,533	36,329
Japan Earthquake	37,771	40,751
Japan Windstorm	37,406	40,713
Europe Windstorm	30,041	36,550

Total shareholders’ equity

Total equity reported on the condensed consolidated balance sheet decreased by $8.7 million to $467.0 million at September 30, 2022, compared to $475.7 million at December 31, 2021. The decrease in shareholders’ equity during the nine months ended September 30, 2022, was primarily due to the net loss of $9.4 million reported for the period, partially offset by the adoption of ASU 2020-06 (see Note 2 of the accompanying condensed consolidated financial statements). For details of other movements in shareholders’ equity, please see the “Condensed Consolidated Statements of Shareholders’ Equity.”

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

At September 30, 2022, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance, and ability to meet obligations. They are not evaluations directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest, and general and administrative expenses. At September 30, 2022, all of our investable assets, excluding strategic and Innovations investments and funds required for business operations and capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We can redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. At September 30, 2022, the majority of SILP’s long investments were composed of cash and cash equivalents and publicly traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our condensed consolidated statements of operations for each reporting period.

For the nine months ended September 30, 2022 and 2021, the net cash used in operating activities was $27.4 million and $18.8 million, respectively. The net cash used in operating activities was used primarily for our underwriting activities and for payment of corporate and general administrative expenses for the nine months ended September 30, 2022 and 2021. Generally, if the premiums collected exceed claim payments within a given period, we generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the nine months ended September 30, 2022 and 2021, as the losses we paid exceeded the premiums we collected. On our Lloyd’s syndicate contracts we do not receive any premiums until the year of account is settled, net of losses, at the end of three years. Our Lloyd’s syndicate business has been growing in recent years, contributing to the net use of cash for underwriting activities. The cash used in, and generated from, underwriting activities may vary significantly from period to period depending on the mix of business, the nature of underwriting opportunities available and volume of claims submitted to us by our cedents.

For the nine months ended September 30, 2022, our investing activities provided $12.9 million of cash from redemptions from SILP (net of contributions) and used $8.6 million for new Innovations and other investments. By comparison, for the same period in 2021 our investing activities provided net cash of $4.4 million.

For the nine months ended September 30, 2022, we used $6.4 million to repurchase our convertible senior notes. During the same period in 2021, we used $10.0 million to repurchase our Class A ordinary shares.

At September 30, 2022, we believe we have sufficient liquidity to meet our foreseeable financial requirements. We do not expect the recent global events, including Hurricane Ian, the Russian-Ukrainian conflict, and the COVID-19 pandemic, to materially impact our operational liquidity needs. These needs will be met by cash, funds generated from underwriting activities, and investment income, including withdrawals from SILP if necessary. At September 30, 2022, we expect to fund our operations for the next twelve months from operating and investing cash flow.

We are evaluating various alternatives in relation to the convertible senior notes that mature in August 2023. In addition, we may explore various financing options, including debt refinancing and other capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances regarding the terms of such transactions or that any such transactions will occur. If we are unable to refinance the convertible senior notes, we will be required to fund settlement at maturity using cash on hand, or withdrawals from SILP, which may significantly and negatively affect our ability to implement our business strategy.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. At September 30, 2022, Greenlight Re and GRIL exceeded their regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

At September 30, 2022, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers. As a result, we anticipate that all of our U.S. clients and some non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit, or a combination thereof.

At September 30, 2022, we had one letter of credit facility available with an aggregate capacity of $275.0 million (December 31, 2021: $275.0 million). See Note 12 of the accompanying condensed consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. At September 30, 2022, the aggregate amount of collateral provided to cedents under such arrangements was $648.2 million (December 31, 2021: $633.9 million). At September 30, 2022, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $648.9 million (December 31, 2021: $634.8 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility at September 30, 2022.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2024. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the nine months ended September 30, 2022.

The Board of Directors had previously approved a share repurchase plan authorizing the Company to repurchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. On April 26, 2022, the Board of Directors renewed and extended the share repurchase plan until June 30, 2023. The Company is not required to repurchase any Class A ordinary shares, and the repurchase plan may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice. During the nine months ended September 30, 2022, the Company repurchased 4,933 Class A ordinary shares at an average share price of $7.04.

Under the Company’s stock incentive plan, the number of Class A ordinary shares authorized for issuance is 8.0 million shares. At September 30, 2022, 2,011,426 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

Contractual Obligations and Commitments

Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain. At September 30, 2022, we estimate that we will pay the loss and loss adjustment expense reserves as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Loss and loss adjustment expense reserves (1)	$278,526	$157,381	$49,215	$55,706	$540,827
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

At September 30, 2022, the Company has $93.4 million of senior convertible notes payable, which mature on August 1, 2023. The Company is obligated to make semiannual interest payments of $2.0 million at an interest rate of 4.0% per annum.

The Company has received regulatory approval to declare dividends from Greenlight Re to meet the interest payments obligation.

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023, subject to automatic extension for successive three-year terms. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry-forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry-forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. At September 30, 2022, we estimate the reduced performance allocation of 10% to continue to be applied until SILP achieves additional investment returns of 164%, at which point the performance allocation will revert to 20%. For detailed breakdowns of management fees and performance compensation for the three and nine months ended September 30, 2022 and 2021, please refer to Note 3 of the condensed consolidated financial statements.

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

Equity Price Risk
At September 30, 2022, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. At September 30, 2022, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $2.2 million loss to our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the current composition of SILP’s portfolio. The computations should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or derivatives directly impacted by fluctuations in the prices of commodities. At September 30, 2022, SILP’s investments incorporate unhedged exposure to changes in gold, silver, uranium and crude oil prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio at September 30, 2022. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$3.0	$(3.0)
Silver	0.3	(0.3)
Uranium	0.2	(0.2)
Crude oil	—	(0.1)
Total	$3.5	$(3.6)

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

Certain cedents report to us in foreign currencies even though some or all of the underlying exposure is denominated in U.S. dollars. Our condensed consolidated statements of operations may report a foreign exchange gain or loss associated with this exposure when reported by the cedents. Additionally, we may report foreign exchange gains or losses due to the mismatch between the currency exchange rates applied to foreign-denominated (i) monetary balances and (ii) non-monetary balances under U.S. GAAP. See Note 2 of the accompanying condensed consolidated financial statements for further information regarding our accounting treatment of foreign currency transactions.

We monitor our foreign currency-denominated assets and liabilities on an “underlying exposure” basis without distinguishing between monetary and non-monetary balances.

At September 30, 2022, our underlying exposure to GBP denominated net reinsurance asset balance was £5.9 million. At September 30, 2022, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $0.7 million foreign exchange gain. Alternatively, a 10% increase in the U.S dollar against the GBP would result in an estimated $0.7 million foreign exchange loss. Similarly, at September 30, 2022, our net underlying exposure to Euro-denominated reinsurance liability balances was €11.6 million. At September 30, 2022, a 10% decrease in the U.S. dollar against the Euro (all else constant) would result in an estimated $1.1 million foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the Euro would result in an estimated $1.1 million foreign exchange gain.

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options, and investments in securities denominated in foreign currencies. At September 30, 2022, most of SILP’s currency exposures resulting from foreign denominated securities (longs and shorts) were reduced by offsetting cash balances denominated in the corresponding foreign currencies.

At September 30, 2022, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

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

The caption “Reinsurance balances receivable” in our condensed consolidated balance sheets incorporates amounts held by cedents, including the Lloyd’s syndicates that we participate on. These syndicates invest a portion of the premiums withheld in fixed-income and variable-yield securities, which expose us to interest rate risk. At September 30, 2022, a 100 basis points increase or decrease in interest rates would result in an estimated $1.6 million loss or gain, respectively, which would be recorded in our condensed consolidated statements of operations under the captions “Other income (expense).”

Our restricted cash and cash equivalents earn interest at rates that generally follow the movements of the short-term U.S. Treasury rates. At September 30, 2022, a 100 basis points increase or decrease in U.S. Federal Funds Rate would result in approximately $4.8 million, increase or decrease, respectively, in our interest income on an annualized basis.
Our investment in SILP includes interest-rate sensitive securities, such as corporate and sovereign debt instruments and interest rate options. At September 30, 2022, a 100 basis points increase or decrease in interest rates would result in a $1.1 million gain or a $1.7 million loss, respectively, to our Investment Portfolio.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in “Part I. Item 1A. Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2021, as filed with the "Securities and Exchange Commission ("SEC") on March 8, 2022 (the “Form 10-K”) and in “Part II. Item 1A. Risk Factors” included in our Form 10-Q for the three months ended March 31, 2022, as filed with the SEC on May 3, 2022 (the “Q1 Form 10-Q”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of September 30, 2022, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in “Part II. Item 1A. Risk Factors” included in our Q1 Form 10-Q. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The table below details the share repurchases that were made under the plan during the three months ended September 30, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2022	4,026	$7.00	4,026	$24,971,818
August 1 - 31, 2022	—	$—	—	$24,971,818
September 1 - 30, 2022	907	$7.23	907	$24,965,260
Total	4,933	$7.04	4,933	$24,930,532
(1) Class A ordinary shares.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
November 2, 2022

By:	/s/ NEIL GREENSPAN
Neil Greenspan Chief Financial Officer (principal financial and accounting officer)
November 2, 2022