Form 10-K
period 2022-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2023-03-08
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant at June 30, 2022, was $200,245,503, based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Class A Ordinary Shares, $0.10 par value	28,587,410
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding at March 3, 2023

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2023 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on July 25, 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K.

GREENLIGHT CAPITAL RE, LTD.

Link to Table of Contents
PART I
Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. We have included a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements in the section entitled “Risk Factors” (refer to Part I, Item 1A). Such risks and uncertainties include, but are not limited to:

●	Our results of operations fluctuate from period to period and may not be indicative of our long-term prospects.
●	A downgrade or withdrawal of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy.
●	Any suspension or revocation of any of our licenses would materially and adversely affect our business, financial condition and results of operations.
●
Our investment performance depends in part on the performance of SILP and may suffer as a result of adverse financial market developments or other factors that impact SILP’s liquidity, which could materially and adversely affect our investment results, financial condition and results of operations.

●	The carry values of our Innovations investments may differ significantly from those that would be used if we carried these investments at fair value.
●
Our level of debt may have an adverse impact on our liquidity, restrict our current and future operations, particularly our ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.

●	Greenlight Capital Re, Greenlight Re and/or GRIL may be subject to United States federal income taxation.

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

Reference	Entity’s legal name
Greenlight Capital Re	Greenlight Capital Re, Ltd.
Greenlight Re	Greenlight Reinsurance, Ltd.
GRIL	Greenlight Reinsurance Ireland, Designated Activity Company
Verdant	Verdant Holding Company, Ltd.
Greenlight Re UK	Greenlight Re Marketing (UK) Limited
Syndicate 3456	Greenlight Innovation Syndicate 3456
GCM	Greenlight Re Corporate Member Ltd.

We have included a Glossary of Selected Reinsurance Terms at the end of “Part 1, Item 1. Business” of this Form 10-K.

Company Overview

Greenlight Capital Re is a holding company incorporated in July 2004 under the laws of the Cayman Islands. In August 2004, we raised gross proceeds of $212.2 million from private placements of Greenlight Capital Re’s Class A ordinary shares and Class B ordinary shares, or, collectively, the ordinary shares. On May 24, 2007, Greenlight Capital Re raised proceeds of $208.3 million, net of underwriting fees, in an initial public offering of Class A ordinary shares, and an additional $50.0 million from a private placement of Class B ordinary shares.

We are a global specialty property and casualty reinsurer headquartered in the Cayman Islands, with a reinsurance and investment strategy that we believe differentiates us from most of our competitors. We conduct our operations through two licensed and regulated entities: Greenlight Re, based in the Cayman Islands, and GRIL, based in Dublin, Ireland. Greenlight Re provides multi-line property and casualty reinsurance globally, while GRIL focuses mainly on the European market. In 2022, Greenlight Innovation Syndicate 3456 (“Syndicate 3456”) commenced insurance operations under the Lloyd’s syndicate-in-a-box model, with Greenlight Re as the sole capital provider.

The London market specialty business is central to our underwriting portfolio. In 2020, we established a UK marketing Company, Greenlight Re UK, which has increased our London market presence and we expect it to facilitate continued growth in this market.

On January 1, 2023, we acquired a Lloyd’s corporate member, GCM, that provides underwriting capacity for various syndicates (including Syndicate 3456) that underwrite general insurance and reinsurance business at Lloyd’s. Prior to acquiring GCM, we sourced our Funds at Lloyd’s (“FAL”) business through the same corporate member. The ownership of GCM complements our Syndicate 3456 and provides us more control over the FAL business.

Our goal is to build long-term shareholder value by providing risk management products and services to the insurance, reinsurance, and other risk marketplaces. We focus on delivering risk solutions to clients and brokers who value our expertise, analytics, and customer service offerings.

We aim to complement our underwriting activities with a non-traditional investment approach designed to achieve higher rates of return over the long term than reinsurance companies that exclusively employ more traditional investment strategies. Our investment portfolio is managed by a value-oriented investment advisor that analyzes companies’ available financial data, business strategies, and prospects to identify undervalued and overvalued securities.

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

Link to Table of Contents
Description of Business

Greenlight Re is licensed and regulated by the Cayman Islands Monetary Authority (“CIMA”) to write property and casualty reinsurance business as well as long-term business (e.g., life insurance, long-term disability, long-term care, etc.) To date, we have not written any long-term business. GRIL is licensed and regulated by the Central Bank of Ireland (“CBI”) to write property and casualty reinsurance business. Currently, we have one operating segment: property and casualty reinsurance. Within that segment, we employ a two-pillar strategy:

1. Traditional property and casualty reinsurance
We offer excess of loss and quota share products across a range of classes in the property and casualty market. Our underwriting approach varies by class and type of opportunity:

●
Where our expertise is sufficient to evaluate the risk thoroughly, we will generally seek to participate in syndicated placements negotiated and priced by another party that we judge to have market-leading expertise in the class or as a quota share retrocessionaire of a market-leading reinsurer;

●	Where we have domain-specific expertise and a high level of market access, we may seek to act as the lead underwriter to achieve greater influence in negotiating pricing, terms, and conditions.
2. Risk innovation and strategic partnerships
We seek to develop a range of risk products via strategic partnerships and other methods to access fee income, a stream of underwriting business, and investment upside potential. We refer to this pillar as Greenlight Re Innovations (“Innovations”).
In evaluating Innovations opportunities, we generally ensure that each investment meets at least one of the following criteria:

●	The value we add to a partnership is derived primarily from the application of our risk expertise, not solely capital or reinsurance support;
●	The partnership adds expertise to our company in specific risk areas, technology, product innovation, or other areas;
●	The partnership approach provides access to a pool of capital, products, or distribution;
●
Overall, the partnership approach creates a combined effort that generates a durable strategic or competitive position in one or more markets and increases our opportunities to achieve revenue growth and margin expansion.

Our investment strategy, like our reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategies of many of our competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is focused mainly on long and short positions, primarily in publicly-traded equity and corporate debt instruments.

We measure our success by long-term growth in book value per share, which we believe is the most comprehensive gauge of our performance. Accordingly, we have incorporated a metric based on growth in book value per share in our incentive compensation plan to align employee and shareholder interests.

The size and diversification of our underwriting portfolio will vary based on our perception of the opportunities available in each line of business at each point in time. As our focus on certain lines fluctuates based on market conditions, we may only offer or underwrite a limited number of lines in any given period. We seek to:

●	target markets and lines of business where we believe an appropriate risk/reward profile exists;
●	attract and retain clients with expertise in their respective lines of business;
●	employ strict underwriting discipline; and
●	select reinsurance opportunities with anticipated favorable returns on capital.

Link to Table of Contents
The following table sets forth our gross premiums written by line of business, further broken down by class of business:

	Year ended December 31
	2022		2021		2020
	($ in thousands)
Property
Commercial	$14,750	2.6%	$10,853	1.9%	$11,190	2.3%
Motor	2,346	0.4	29,953	5.3	33,054	6.9
Personal	68,227	12.2	12,141	2.1	14,219	3.0
Total Property	85,323	15.2	52,947	9.4	58,463	12.2
Casualty
General Liability	60,276	10.7	18,037	3.2	4,228	0.9
Motor Liability	8,601	1.6	118,251	20.9	127,379	26.5
Professional Liability	1,921	0.3	316	0.1	204	—
Workers' Compensation	28,381	5.0	62,188	11.0	82,189	17.1
Multi-line	225,924	40.1	180,321	31.9	88,237	18.4
Total Casualty	325,103	57.7	379,113	67.1	302,237	63.0
Other
Accident & Health	8,947	1.6	31,612	5.6	56,284	11.7
Financial	66,528	11.8	66,612	11.8	23,231	4.8
Marine	22,700	4.0	10,652	1.9	770	0.2
Other Specialty	54,570	9.7	24,457	4.3	38,806	8.1
Total Other	152,745	27.1	133,333	23.6	119,091	24.8
	$563,171	100.0%	$565,393	100.0%	$479,791	100.0%

The following table sets forth our gross premiums written by the geographic area of the risk insured:

	Year ended December 31
	2022		2021		2020
	($ in thousands)
U.S. and Caribbean	$295,428	52.4%	$316,015	55.9%	$390,000	81.3%
Worldwide (1)	242,561	43.1	240,285	42.5	84,204	17.5
Asia	20,334	3.6	4,609	0.8	5,587	1.2
Europe	4,848	0.9	4,484	0.8	—	—
	$563,171	100.0%	$565,393	100.0%	$479,791	100.0%

(1) “Worldwide” comprises contracts that reinsure risks in more than one geographic area and may include risks in the U.S.

Additional information about our business is set forth in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Marketing and Distribution

Business transacted using intermediaries

We source a majority of our business through reinsurance brokers. Brokerage distribution channels provide us with access to an efficient, variable cost and global distribution system. In some cases, intermediaries also provide other services, including risk analytics, processing, and clearing.

We aim to build and strengthen long-term relationships with global reinsurance brokers. Our management team has relationships with most primary and specialty broker intermediaries in the reinsurance marketplace. By maintaining close

Link to Table of Contents
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

We focus on the quality and financial strength of any brokerage firm we conduct business with. Brokers do not have the authority to bind us to any reinsurance contract. Their commissions are generally determined based on a percentage of gross premiums written.

We rely on a small number of broker relationships, which has continued to decrease in recent years as a result of consolidation in the broker sector. In 2022, five brokerage firms accounted for 69.4% of our gross premiums written. The following table sets forth the premiums generated through our largest brokers and their subsidiaries and affiliates:

	Year ended December 31
	2022
	($ in thousands)
Aon Benfield	$159,421	28.3%
Gallagher Re	91,239	16.2
BMS Group	51,435	9.1
Guy Carpenter (Marsh)	50,626	9.0
Howden	38,376	6.8
Total of largest brokers	391,097	69.4
All other brokers and direct placements	172,074	30.6
Total	$563,171	100.0%

We frequently meet in the Cayman Islands, Ireland, U.K. and elsewhere with brokers and senior representatives of clients and prospective clients. We review and (when we deem appropriate) approve all contract submissions in the Cayman Islands or Ireland. Due to our dependence on brokers, the inability to obtain business from them could adversely affect our business strategy. See “Item 1A. Risk Factors — Risks Related to Our Business — The inability to obtain business provided from brokers could materially and adversely affect our business, financial condition and results of operations.” We may assume a degree of the credit risk of our reinsurance brokers. See “Item 1A. Risk Factors — Risks Related to Our Business — We are subject to the credit risk of our brokers, cedents, agents and other counterparties.”

While most of our business is sourced through reinsurance brokers, we also write some insurance and reinsurance business on a direct basis. Our Innovations partnerships are a growing source of directly placed business.

Our FAL business, which represented approximately one third of our gross written premiums in the 2022 fiscal year, was generated through a Lloyd’s corporate member, which we subsequently acquired effective January 1, 2023.
We may also selectively delegate underwriting authority to managing general agents to transact business within the constraints of prescribed underwriting guidelines. We expect to delegate underwriting authority primarily relating to Syndicate 3456, and sporadically through carefully selected managing agents.

Link to Table of Contents
Underwriting and Risk Management

We have established an underwriting platform composed of experienced underwriters and actuaries. We have underwriting operations in three locations: the Cayman Islands, Dublin, Ireland, and London, U.K. These platforms provide access to key markets in the U.S. and Europe. Our experienced team allows us to deploy our capital in various lines of business and capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in multiple lines of business. We generally apply the following underwriting and risk management principles:

Economics of Results

Our primary underwriting goal is to build a (re)insurance portfolio that maximizes profitability, subject to risk and volatility constraints.

Underwriting Analysis
Our approach to underwriting analysis begins at the class-of-business level. This analysis includes identifying and assessing the structural drivers of risk and emerging loss trends and understanding the market participants and results, capacity conditions for supply and demand, and other factors. Our underwriting professionals specialize in business lines, and our quantitative professionals assist in evaluating all risks we underwrite. Combined with cross-line management, we believe this approach enables us to build and deploy expertise and insight into the business line’s risk dynamics and external factors that will affect each transaction.
We assign a deal team composed of underwriting and quantitative professionals to evaluate each potential transaction’s pricing and structure. Before committing capital to any transaction, the deal team and the regional Chief Underwriting Officer must obtain approval from the Chief Executive Officer. In seeking this approval, the deal team presents the key components of the proposed transaction, including assumptions and threats, market and individual deal risk factors, market capacity dynamics, transaction structure and pricing, maximum downside, and other factors.
We collaborate with our current and prospective clients and brokers to understand the risks associated with each potential transaction. For most of our business, we follow terms set by recognized market leads. We consider the remainder of our underwriting portfolio, including contracts linked to our Innovations partners or in areas where we have significant market expertise, to be “lead business.” When underwriting lead business, we generally structure the reinsurance agreements to ensure that our cedents’ interests and ours are aligned. Where appropriate, we conduct or contract for on-site audits or reviews of the clients’ underwriting files, systems, and operations. We usually obtain substantial data from our clients to conduct a thorough actuarial modeling analysis. As part of our pricing and underwriting process, we assess, among other factors:

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
We develop proprietary quantitative models and use several commercially available tools to price our business. Our models consider conventional underwriting and risk metrics and incorporate various class-specific and market-specific aspects from our line-of-business analyses. We use models to evaluate the quantitative work’s quality and predictive power and undertake a detailed assessment of the data quality.

Link to Table of Contents

Underwriting Authorities

The Underwriting Committee of our Board of Directors (the “Underwriting Committee”) sets parameters for aggregate property catastrophic caps and limits for maximum loss potential under any individual contract. The Underwriting Committee must approve any exceptions to the established limits. The Underwriting Committee may amend the maximum underwriting authorities periodically to align with our capital base. The Underwriting Committee designs our underwriting authorities to ensure the underwriting portfolio is appropriate on a risk-adjusted basis.

Retrocessional Coverage

We opportunistically purchase retrocessional coverage for one or more of the following reasons: to manage our overall catastrophe events or aggregate exposure, reduce our net liability on individual risks, obtain additional underwriting capacity, and balance our underwriting portfolio.

The retrocessional coverage we purchase varies based on numerous factors, including the inherent volatility and risk accumulation of our underwriting portfolio and capital base. Our portfolio, and by extension our gross risk position, will change in size from year to year depending on market opportunities, so it is difficult to predict the level of retrocessional coverage that we will purchase in any future year.

We generally purchase uncollateralized retrocessional coverage from reinsurers with a minimum financial strength rating of “A- (Excellent)” from A.M. Best Company, Inc. (“A.M. Best”) or an equivalent rating from a recognized rating service. For lower-rated or non-rated reinsurers, we endeavor to obtain and monitor collateral in the form of cash, funds withheld, letters of credit, regulatory trusts, or other collateral in the form of guarantees. At December 31, 2022, the aggregate amount due from reinsurers from retrocessional coverages represented 2.4% (2021: 2.1%) of our gross loss reserves. For further details, please see Note 8 to the consolidated financial statements. We regularly evaluate the financial condition of our reinsurers to assess their ability to honor their obligations. At December 31, 2022, the Company had recorded an allowance for expected credit losses from retrocessionaires of $0.4 million (2021: $0.1 million).

Claims Management

Our claims management process begins upon receiving claims notifications from our clients or third-party administrators. We review reserving and settlement authority under the individual contract requirements and, as necessary, discuss with the contract’s underwriter. Our in-house claims officer oversees claims reviews and approves complex or large claim settlements. Claims above the claims officer’s authority are referred to the General Counsel or Chief Financial Officer, together with the claims officer’s recommendations, for secondary approval. Our Chief Executive Officer must approve claim payments above a certain threshold. We believe that this process ensures that we pay claims in accordance with each contract's terms and conditions.

Where appropriate, we conduct or contract for on-site claims audits at cedents and third-party administrators, particularly for large accounts, Innovations partners, and those whose performance differs from our expectations. Through these audits, we evaluate and monitor the third-party administrators’ and the ceding companies’ organization and claims-handling practices. These practices include:

•fact-finding and investigation techniques;
•loss notifications;
•reserving;
•claims negotiation and settlement;
•adherence to claims-handling guidelines.

We recognize that the fair interpretation of our reinsurance agreements and timely payment of covered claims are essential components of the service we provide to our clients.

Link to Table of Contents
Reserves

Our reserving philosophy is to set reserves at the level representing our best estimate of the amount we will ultimately be required to pay in connection with risks we have underwritten. Our actuarial staff performs quarterly reviews of our portfolio and provides reserving estimates according to our stated reserving philosophy. In doing so, our actuarial staff groups our portfolio into reserving analysis segments based primarily on homogeneity considerations. Currently, this process involves analysis at the individual client or transaction level.

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

Reserves represent an estimate rather than an exact quantification. Although the methods for establishing reserves are well established, many assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. We base our estimates on our assessment of facts and circumstances, future trends in claim severity and frequency, judicial theories of liability, and other factors, including inflation, interest rate changes, political risks and the actions of third parties, which are beyond our control. See Note 7 of the accompanying consolidated financial statements for a reconciliation of claims reserves, loss development tables by accident year, and explanations of significant prior period loss development movements. See “Item 1A. Risk Factors — Risks Relating to Our Business — If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be materially and adversely affected.”

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as a reinsurer only in the Cayman Islands and the European Economic Area (the “EEA”). Many jurisdictions, including the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if they obtain such reinsurance from unlicensed or non-admitted insurers without appropriate collateral. As a result, our U.S. clients and some non-U.S. clients require us to provide collateral for the contracts we bind with them. We provide collateral as funds withheld, trust arrangements, or letters of credit. At December 31, 2022, we had one letter of credit facility with a limit of $275.0 million (2021: $275.0 million). At December 31, 2022, we had issued letters of credit totaling $203.9 million (2021: $136.8 million) to clients. Additionally, at December 31, 2022, we had pledged $463.7 million (2021: $497.1 million) as collateral through trust arrangements.

Competition

The reinsurance industry is highly competitive. We compete with major reinsurers, most of which are well-established and have significant operating histories, strong financial strength ratings, and long-standing client relationships.

Our competitors vary according to the individual market and situation. Generally, they include Arch Capital, Axis, Everest Re, Hamilton Re, Hannover Re, RenaissanceRe, SiriusPoint, and smaller companies, other niche reinsurers, and Lloyd’s syndicates and their related entities. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these and other larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. See “Item 1A — Risk Factors — Risks Relating to Our Business – Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.”

Ratings

Our current “A- (Excellent)” rating with a stable outlook from A.M. Best is the fourth highest of 13 ratings. We believe a strong rating is important in marketing reinsurance products to clients and brokers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance, and ability to meet obligations. It is not an evaluation directed toward the investors’ protection or a recommendation to buy, sell or hold our Class A ordinary shares.

The failure to maintain a strong rating may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business — A downgrade or withdrawal of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy.”

Link to Table of Contents
Regulations

Cayman Islands Insurance Regulation

The legislative framework for conducting insurance and reinsurance business in and from within the Cayman Islands is composed of The Insurance Act, 2010 (as amended) and underlying regulations thereto (the “Act”), which became effective in the Cayman Islands on November 1, 2012.

Greenlight Re holds a Class D insurer license issued in accordance with the terms of the Act and is subject to regulation and supervision by CIMA.

As the holder of a Class D insurer license, Greenlight Re is permitted to carry on reinsurance business from the Cayman Islands but, except with the prior written approval of CIMA, may not carry on any insurance or reinsurance business where the underlying risk originates and resides in the Cayman Islands.

Greenlight Re is required to comply with the following principal requirements under the Act:

●	to maintain capital and a margin of solvency in accordance with the capital and solvency requirements prescribed by the Act;
●	to carry on its business in accordance with its business plan and the laws of the Cayman Islands, including the regulatory laws, regulations, rules, and statements of guidance, where applicable;
●	to maintain adequate arrangements, including internal controls, for the management of risks and a system of governance as approved by CIMA;
●	to maintain a minimum of at least two directors and to seek the prior approval of CIMA in respect of the appointment of directors and officers and to provide CIMA with information in connection therewith and notification of any changes thereto;
●	to have a place of business in the Cayman Islands and to maintain such resources, including staff and facilities, books and records as CIMA considers appropriate, having regard for the nature and scale of the business of Greenlight Re;
●	to submit to CIMA an annual return in the prescribed form together with:
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

Greenlight Re is also required to comply with, amongst other standards, the Rule on Corporate Governance for Insurers, the Rule on Risk Management for Insurers, and the Rule on Investment Activities for Insurers and the associated Statement of Guidance. Respectively, these rules require regulated insurers to establish and maintain (a) a corporate governance framework that provides for the sound and prudent management and oversight of the insurer's business, including outsourcing and internal controls, and which adequately recognizes and protects the interests of its policyholders, and (b) a risk management framework that is capable of promptly identifying, measuring, assessing, reporting, monitoring and controlling all sources of risks that could have a material impact on its operations, and (c) implement investment activities that consider all of Greenlight Re’s risks and solvency requirements.

Link to Table of Contents
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

The Monetary Authority Act (“MAA”) also provides CIMA with the authority to impose administrative fines on licensees. The recent Monetary Authority (Administrative Fines) (Amendment) Regulations, 2020 (the “Amendment Regulations”) came into force on 26 June 2020. They extended the scope of the fines CIMA may impose for breaches of a range of regulatory laws, including the Act. Breaches are categorized as minor, serious, or very serious, and, depending on the category of the breach, fines range from US$6,100 to US$1,220,000 per breach for very serious breaches. Where a breach is committed by a corporate entity and is shown to have been committed with the consent, connivance, knowledge, or neglect of an individual, that individual may also be subject to an administrative fine.

Whenever CIMA believes that a licensee is or may become unable to meet its obligations as they fall due, is carrying on business in a manner likely to be detrimental to the public interest or the interests of its creditors or policyholders, has contravened the terms of the Act or has otherwise behaved in such a manner to cause CIMA to call into question the licensee’s fitness, CIMA may take one of several steps. The steps include requiring the licensee to rectify the matter, suspending the license of the licensee, revoking the license, imposing conditions upon the license and amending or revoking any such condition, requiring the substitution of any director, manager, or officer of the licensee, at the expense of the licensee, appointing a person to advise the licensee on the proper conduct of its affairs and to report to CIMA thereon, at the expense of the licensee, appointing a person to assume control of the licensee’s affairs or otherwise requiring such action to be taken by the licensee as CIMA considers necessary. We have not been subject to any such actions from CIMA to date.

Other Regulations in the Cayman Islands

As Cayman Islands exempted companies, Greenlight Capital Re and Greenlight Re may not carry on business or trade locally in the Cayman Islands except in furtherance of their business outside the Cayman Islands and are prohibited from soliciting the public of the Cayman Islands to subscribe for any of their securities or debt. Both these companies are further required to file a return with the Registrar of Companies in January of each year (“Annual Return”) and to pay an annual registration fee at that time.

Economic substance law requiring a “relevant entity” conducting “relevant activity” to file notifications and, unless exempt, to report to the Tax Information Authority (“TIA”) and maintain economic substance has been introduced in the Cayman Islands.
The International Tax Co-operation (Economic Substance) Act (2020 Revision) and International Tax Co-operation (Economic Substance) Regulations, 2020, were published on January 14, 2020, and August 11, 2020, respectively, and subsequently amended (together, the “ES Act”). The latest version of the Guidance on Economic Substance for Geographically Mobile Activities (“ES Guidance”) was published in July 2022.

Commencing January 2020, Greenlight Capital Re and Greenlight Re are required to confirm their economic substance classification and submit this classification to the TIA as a prerequisite to the Annual Return filing.

The Cayman Islands has no exchange controls restricting dealings in currencies or securities.

Ireland Insurance Regulations

Our Irish subsidiary, GRIL, is authorized as a non-life reinsurance undertaking by the CBI in accordance with the European Union (Insurance and Reinsurance) Regulations 2015 (the "Irish Regulations"). The Irish Regulations give effect in Ireland to EU Directive 2009/138/EC (known as "Solvency II"), which introduced a new European regulatory regime for insurers and reinsurers with effect from January 1, 2016. Solvency II is supplemented by the European Commission Delegated Regulation (EU) 2015/35, other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority (“Delegated Acts and Guidelines”). GRIL is required to comply at all times with the Irish Regulations, the Irish Insurance Acts 1909 to 2018, regulations relating to insurance business or reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2018 as amended, regulations promulgated thereunder and directions, guidelines and codes of conduct issued by CBI (collectively the

Link to Table of Contents
“Irish Insurance Acts and Regulations”). In addition, GRIL is required to comply with the Delegated Acts and Guidelines and must meet risk-based solvency requirements imposed under Solvency II on insurers and reinsurers across all member states, including Ireland. Solvency II and the Delegated Acts and Guidelines set out classification and eligibility requirements, including the characteristics that capital, including any capital contribution, must display to qualify as regulatory capital.

GRIL is also required to comply with the European Union (Insurance Distribution) Regulations 2018 (the "2018 Regulations"), which apply to distributors of insurance and reinsurance products (including insurers and reinsurers). The 2018 Regulations give effect in Ireland to Directive (EU) 2016/97 (known as the "IDD") and strengthen the regulatory regime applicable to distribution activities through increased transparency, information, and conduct requirements. On May 25, 2018, the General Data Protection Regulation (the "GDPR") came into force across the EU. The GDPR significantly increases organizations’ obligations and responsibilities in collecting, using, storing, and protecting personal data. Organizations in breach of the GDPR may incur sizable financial penalties up to, the higher of €10 million or 4% of annual global turnover.
UK Regulations

Lloyd’s Oversight
Syndicate 3456 is subject to oversight by Lloyd’s, substantially effected through the Lloyd’s Council. Our business plan for Syndicate 3456, including maximum underwriting capacity, requires annual approval by Lloyd’s. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. We have deposited certain assets with Lloyd’s to support GCM’s underwriting business at Lloyd’s.

By entering into a membership agreement with Lloyd’s, GCM has undertaken to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012. This arrangement subjects us to the following:

●	Capital Requirements. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit, referred to as “Funds at Lloyd’s” or “FAL,” in an amount determined on the basis of such entity’s solvency and capital requirements. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided the relevant company has sufficient profits available for distribution.
●	Ratings. The financial security of the Lloyd’s market as a whole is regularly assessed by three independent rating agencies (A.M. Best, S&P and Fitch). Syndicates at Lloyd’s take their financial security rating from the rating of the Lloyd’s market. A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s syndicates to be able to trade in certain classes of business at current levels.
●	Intervention Powers. The Lloyd’s Council has wide discretionary powers to regulate members’ underwriting at Lloyd’s, including, the power to withdraw a member’s permission to underwrite business or to underwrite a particular class of business and to change the basis on which syndicate expenses are allocated.
●	Assessments. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 5% of a member’s underwriting capacity in any one year.

PRA and FCA Regulation.
The Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) regulate all financial services firms in the U.K. including the Lloyd’s market, and Syndicate 3456, and have substantial powers of intervention in relation to regulated firms. Lloyd’s is required to implement certain rules prescribed by the PRA and the FCA. If it appears to either the PRA or the FCA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the PRA or the FCA may intervene at their discretion.

Lloyd’s is subject to an annual PRA solvency test which measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the PRA may require the entire Lloyd’s market to cease underwriting or individual Lloyd’s members may be required to cease or reduce their underwriting.

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

On February 26, 2019, effective as of September 1, 2018, we entered into Amendment No. 1 to the SILP LPA. The amendment revised the mechanics for calculating the Carryforward Account and Performance Allocation (as defined in the SILP LPA) to consider withdrawals from and subsequent recontributions of capital to SILP. On January 7, 2021, effective as of January 1, 2021, we entered into a second amended and restated SILP LPA, which amended (a) the definition of “Additional Investment Ratio” and (b) each of the defined terms “Greenlight Re Surplus” and “GRIL Surplus.” The amendment to the SILP LPA also incorporated the requirement that the Investment Portfolio, as defined in the SILP LPA, will not exceed 50% of GLRE Surplus. Effective January 1, 2023, we amended the SILP LPA to increase the maximum Investment Portfolio to 60% of GLRE Surplus.

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

We have agreed to use commercially reasonable efforts to cause all our current and future subsidiaries to enter into the SILP LPA. Under the SILP LPA, we are contractually obligated to use commercially reasonable efforts to cause substantially all investable assets of Greenlight Re and GRIL, with limited exceptions, to be contributed to SILP.

We have agreed to release DME II and DME Advisors and their affiliates from any liability arising out of the IAA or the SILP LPA, subject to certain exceptions. Furthermore, DME II has agreed to indemnify us against any liability incurred in connection with certain actions.

Under the SILP LPA, either GLRE Limited Partner may voluntarily withdraw all or part of its capital account for its operating needs by giving DME II at least three business days’ notice. Either of the GLRE Limited Partners may withdraw as a

Link to Table of Contents
partner and fully withdraw all of its capital account from SILP on three business days’ notice if the limited partner’s board declares that a cause for withdrawal exists as per the SILP LPA.

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

Investment Guidelines

The investment guidelines adopted by the respective Boards of Directors of Greenlight Re and GRIL, which may be amended, modified, or waived from time to time, take into account restrictions imposed on us by regulators, our liability mix, requirements to maintain an appropriate claims-paying rating by ratings agencies and requirements of lenders.

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

●
Liquidity: Assets will be invested in such fashion that Greenlight Re has a reasonable expectation that it can meet any of its liabilities as they become due. Greenlight Re will review with the Investment Advisor the liquidity of the portfolio on periodic basis.

●
Monitoring: Greenlight Re will require the Investment Advisor to re-evaluate each position in its Investment Portfolio and to monitor changes in intrinsic value and trading value and provide monthly reports on its Investment Portfolio to Greenlight Re as Greenlight Re may reasonably determine.

●
Leverage: No new investments to increase net long exposure shall be made when Greenlight Re’s pro-rata share of Assets (excluding cash equivalents) exceeds its Investment Portfolio. In any event, Greenlight Re’s pro-rata share of Assets (excluding cash equivalents) may not exceed 110% of its Investment Portfolio.

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

At December 31, 2022, taking into account a waiver provided by the Board of Directors of Greenlight Re, relating to SILP’s concentration in a single investment, DME Advisors was in compliance with each of Greenlight Re’s and GRIL’s investment guidelines. See “Part I, Item 1A. Risk Factors – Risks Relating to Our Investment Strategy — SILP may be concentrated in a few large positions, which could result in investment volatility and large losses.”

Investment Results

Composition

The following table summarizes the investments as reported in the consolidated financial statements:

	December 31
	2022		2021
	($ in thousands)
Investment in related party investment fund	$178,197	71.7%	$183,591	79.5%
Private investments and unlisted equities	62,433	25.1	47,049	20.4
Derivative financial instruments (not designated as hedging instruments)	—	—	335	0.1
Debt and convertible debt securities	1,846	0.8	—	—
Certificates of deposit	6,000	2.4	—	—
Total investments	$248,476	100.0%	$230,975	100.0%

DME Advisors reports the composition of SILP’s portfolio on a delta-adjusted basis, which it believes is the appropriate manner to assess the exposure and profile of investments and reflects how it manages the portfolio. An option’s delta is the option price’s sensitivity to the underlying stock (or commodity) price. The delta-adjusted basis is the number of shares or contracts underlying the option multiplied by the delta and the underlying stock (or commodity) price.

The following table represents the composition of SILP’s investments at December 31, 2022 and 2021:

	December 31
	2022		2021
	Long %	Short %	Long %	Short %
Debt instruments	0.6%	—%	1.1%	—%
Equities and related derivatives	84.4	49.7	79.1	45.0
Private and unlisted equity securities	3.2	—	4.0	—
Total	88.2%	49.7%	84.2%	45.0%

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate options, and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount. Options are reported at their delta-adjusted basis. At December 31, 2022, SILP’s exposure to gold on a delta-adjusted basis was 15.2% (2021: 8.1% ).

Link to Table of Contents
The following table represents the composition of SILP by industry sector at December 31, 2022:

Sector	Long %	Short %	Net %
Communication Services	0.9%	(3.9)%	(3.0)%
Consumer Discretionary	29.8	(18.5)	11.3
Consumer Staples	0.8	(0.6)	0.2
Energy	13.0	(0.2)	12.8
Financial	13.8	(3.4)	10.4
Healthcare	6.8	(6.6)	0.2
Industrials	3.3	(4.2)	(0.9)
Materials	7.6	—	7.6
Real Estate	0.3	(2.3)	(2.0)
Technology	10.3	(9.7)	0.6
Utilities	0.3	(0.3)	—
Other	1.3	—	1.3
Total	88.2%	(49.7)%	38.5%

The following table represents the composition of our investments in SILP, by the market capitalization of the underlying security, at December 31, 2022:

Capitalization	Long %	Short %	Net %
Mega Cap Equity (≥$25 billion)	12.6%	(14.8)%	(2.2)%
Large Cap Equity (≥$10 billion and <$25 billion)	5.8	(9.3)	(3.5)
Mid Cap Equity (≥$2 billion and <$10 billion)	43.5	(20.0)	23.5
Small Cap Equity (<$2 billion)	22.5	(5.6)	16.9
Debt Instruments	0.6	—	0.6
Other Investments	3.2	—	3.2
Total	88.2%	(49.7)%	38.5%

Investment Returns

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio as agreed with the Company (the “Investment Portfolio” as defined in the SILP LPA). Investment returns, net of all fees and expenses, by quarter for the last five years are as follows: (1)

Quarter	2022	2021	2020	2019	2018
1st	1.7%	1.5%	(8.1)%	6.2%	(11.8)%
2nd	4.9	(0.9)	0.3	2.7	(3.8)
3rd	3.6	(2.7)	1.4	1.2	(8.4)
4th	13.4	9.9	8.4	(1.0)	(10.2)
Full Year	25.3%	7.5%	1.4%	9.3%	(30.3)%

    (1)    Investment returns are calculated monthly and compounded to calculate the quarterly and annual returns generated by our Investment Portfolio. Past performance is not necessarily indicative of future results. The monthly investment return is calculated by dividing the investment income/loss (net of fees and expenses) by the Investment Portfolio. Effective January 1, 2021, the Investment Portfolio is calculated on the basis of 50% of GLRE Surplus, or the shareholders’ equity of Greenlight Capital Re, Ltd., as reported in Greenlight Capital Re, Ltd.’s then most recent quarterly financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). It is adjusted monthly for the Company’s net profits and net losses as reported by SILP during any intervening period. This basis was increased to 60% effective January 1, 2023. Prior to January 1, 2021, the Investment Portfolio was calculated on the basis of several factors, including the Companies’ shares of SILP’s net asset value, collateral posted by the Companies, and the Companies’ net reserves.

Link to Table of Contents
Internal Risk Management

Our Chief Risk Officer is responsible for constructing and reviewing our internal risk management function. A primary objective of our risk management function is to ensure that our underwriting efforts comply with explicitly stated underwriting appetites. We design these appetites to balance our risk position size with our expertise and the available margins while containing the cost of incorrectly assessing risks and rewards. In doing so, our risk management function designs, implements, and oversees a range of operational and underwriting controls to support the organization. We frequently review our investment and underwriting portfolios to assess the impact on capital under stressed scenarios. With the assistance of DME Advisors, we analyze our investment assets and liabilities, including the numerous risk components in our portfolio, such as concentration and liquidity risks.

Information Technology

We have most of our information technology infrastructure primarily at an off-site, secure data center hosted by Microsoft. We have increased our use of cloud-based services as the security and reliability have proven cost-effective and provide the high levels of service and redundancy required.

We have implemented backup procedures to ensure we save key data daily and that we can restore it promptly as needed.

We have a disaster recovery plan for our information technology infrastructure that includes data and system snapshots with restore points. We believe we can access our core systems with minor outages and restore our primary systems within our mean time to restore.

We protect our information systems with physical, electronic, and software safeguards considered appropriate by our management. We employ a specialist vendor to monitor our systems for security events and risks within our network. We regularly provide security risk awareness education and training to our staff. Despite these efforts, computer viruses, hackers, employee misuse or misconduct, and other internal or external hazards could expose our data systems to security breaches, cyber-attacks, or other disruptions. See “Item 1A. Risk Factors — Risks Related to Our Business — Operational risks, including human or systems failures, are inherent in our business.” and “— Technology breaches or failures, including those resulting from a malicious ransomware or cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.”

Human Capital

At March 3, 2023, we had 48 full-time employees, 31 of whom were based in Grand Cayman, Cayman Islands, 12 in Dublin, Ireland, and 5 in London, United Kingdom. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We also engage consultants and contract with third parties, as needed, to provide additional resources to support our business activities.

We are committed to advancement and innovation through investing in our employees’ professional development. We have implemented an employee training and development policy to encourage our employees to take advantage of training and development opportunities.

We have designed our performance-driven compensation policy to attract and retain talent. We use short-term compensation composed of base salary and annual cash bonuses and long-term compensation composed of stock options, restricted share units, and restricted shares, as applicable, to align our employees’ and executive officers’ interests with those of our shareholders. In addition, from time to time and under certain circumstances, we award sign-on bonuses, retention bonuses, and other bonus opportunities. We also offer welfare benefits and other perquisites, including a defined contribution pension plan and medical insurance coverage for our employees. As part of our commitment to supporting our employees, we match any contributions made by our employees to charities and not-for-profit organizations.

We believe our employees are fairly compensated without regard to gender, race, and ethnicity. We believe in creating and maintaining a workplace free from discrimination and harassment. Each of our employees annually acknowledges complying with our Code of Business Conduct and Ethics, which provides employees with access to an anonymous whistleblower hotline to report any violations. Our Code of Business Conduct and Ethics is available on our website.

Link to Table of Contents
Additional Information

Our website address is www.greenlightre.com, and we make available, free of charge, on or through our website, links to our annual reports on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K, and other documents we file with or furnish to the SEC, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on our website is not incorporated by reference into this annual report.

Glossary of Selected Reinsurance Terms

Accident & Health insurance	Insurance against loss by illness or bodily injury. Health insurance provides coverage for medicine, visits to the doctor or emergency room, hospital stays, and other medical expenses.
Acquisition costs	Ceding commissions, profit commissions, brokerage fees, premium taxes, and other direct expenses relating directly to premium production.
Acquisition cost ratio	The acquisition cost ratio is calculated by dividing net acquisition costs by net premiums earned.
Actuary	A person professionally trained in the mathematical and technical aspects of insurance and related fields, particularly in calculating premiums, loss reserves, and other values.
Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policyholder and a primary insurer, on behalf of the policyholder, (2) a primary insurer and a reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.
Capacity	Capacity is the percentage of surplus that an insurer or reinsurer is willing or able to place at risk or the dollar amount of exposure it is willing to assume. Capacity may apply to a single risk, a program, a business line, or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions, or indirect financial restrictions such as capital adequacy requirements.
Casualty reinsurance	Casualty reinsurance is primarily concerned with the losses caused by injuries to third persons (persons other than the policyholder) and the legal liability imposed on the policyholder resulting therefrom. Casualty reinsurance includes but is not limited to workers’ compensation, automobile liability, and general liability. A greater degree of unpredictability is generally associated with casualty risks known as ‘‘long-tail risks,’’ where losses take time to become known, and a claim may be separated from the circumstances that caused it by several years. An example of a long-tail casualty risk includes the use of certain drugs that may cause cancer or birth defects. There tends to be a greater delay in the reporting and settlement of casualty reinsurance claims due to the long-tail nature of the underlying casualty risks and their greater potential for litigation.
Catastrophe	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, tsunamis, hailstorms, tornados, derechos, severe winter weather, floods, fires, explosions, volcanic eruptions, and other natural or human-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism, and geopolitical instability.
Cede; cedent	When a party reinsures its liability to another party, it ‘‘cedes’’ business to the reinsurer and is referred to as the ‘‘client.’’
Claim	Request by an insured or reinsured for indemnification by an insurance or reinsurance company for loss incurred from an insured peril or event.
Client	A party whose liability is reinsured by a reinsurer, also known as a cedent.
Combined ratio	The combined ratio is the sum of the loss ratio, acquisition cost ratio, and underwriting expense ratio.
Composite ratio	The composite ratio is the ratio of underwriting losses incurred, loss adjustment expenses, and acquisition costs, excluding underwriting-related general and administrative expenses, to net premiums earned, or equivalently, the sum of the loss ratio and acquisition cost ratio.
Corporate expenses	Corporate expenses include those costs associated with operating as a publicly listed entity and an allocation of other general and administrative expenses.
Deposit assets and liabilities	Assets (or liabilities) representing the consideration paid (or received) in connection with contracts that do not incorporate sufficient risk transfer to merit reinsurance accounting.

Link to Table of Contents

Development	The difference between the amount of reserves for losses and loss adjustment expenses initially estimated by an insurer or reinsurer and the amount re-estimated in an evaluation at a later date.
Excess of loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses above a specified dollar or percentage loss ratio amount.
Financial strength rating	The opinion of rating agencies regarding an insurance or reinsurance company’s financial ability to meet its financial obligations under its policies.
Funds at Lloyd’s (FAL)	Funds of an approved form that are lodged and held in trust at Lloyd's as security for a member’s underwriting activities. They comprise the member’s deposit, personal reserve fund, and special reserve fund. They may be drawn down if the member’s syndicate-level premium trust funds are insufficient to cover its liabilities. The amount of the deposit is related to the member's premium income limit and also the nature of the underwriting account.
Gross premiums written	Total premiums for assumed reinsurance during a given period.
Health insurance	Insurance against loss by illness or bodily injury. Health insurance covers medicine, visits to the doctor or emergency room, hospital stays, and other medical expenses.
Incurred but not reported (IBNR)	Reserves for estimated loss and loss adjustment expenses incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses known to the insurer or reinsurer.
Lloyd’s	Depending on the context, this term may refer to - (a) the society of individual and corporate underwriting members that insure and reinsure risks as members of one or more syndicates. Lloyd’s is not an insurance company; (b) the underwriting room in the Lloyd’s Building in which managing agents underwrite insurance and reinsurance on behalf of their syndicate members. In this sense, Lloyd’s should be understood as a marketplace; or (c) the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market.
Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement costs. Also known as claim adjustment expenses.
Loss ratio	The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned.
Loss reserves and loss adjustment expense reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance contracts it has written. Reserves are established for losses and loss adjustment expenses and consist of reserves established for individual reported claims and incurred but not reported losses.
Multi-line	Contracts that cover more than one line of business.
Net financial impact	The net impact of prior period loss development after taking into account net losses and loss expenses incurred, earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs and profit commissions.
Net premiums written	An insurer’s gross premiums written, less premiums ceded to reinsurers.
Non-admitted insurers	An insurer not licensed to do business in the jurisdiction in question. Also known as an unauthorized insurer and unlicensed insurer.
Premiums; written, earned, and unearned	Premiums represent the cost of insurance paid by the cedent or insured to the insurer or reinsurer. Written represents the total amount of premiums received, and earned represents the amount recognized as income over a period of time. Unearned is the difference between written and earned premiums.
Probable maximum loss (PML)	PML is the anticipated loss, taking into account contract terms and limits, caused by a natural catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane.
Professional liability insurance	Professional liability insurance protects a company and its representatives against legal claims arising from error or misconduct in providing or failing to provide professional services. This coverage includes errors and omissions policies, directors and officers coverage, and specialty coverage like employment practices liability insurance.
Profit commission	A commission paid by a reinsurer to a ceding insurer based on a predetermined percentage of the profit realized by the reinsurer on the ceded business.

Link to Table of Contents

Property insurance	Property insurance covers a business’s building and its contents—money and securities, records, inventory, furniture, machinery, supplies, and even intangible assets such as trademarks—when damage, theft, or loss occurs.
Property catastrophe reinsurance	Property catastrophe reinsurance contracts are typically ‘‘all risk’’ in nature, protecting against losses from natural and human-made catastrophes. Losses on these contracts typically stem from direct property damage and business interruption.
Proportional reinsurance	All forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. In proportional reinsurance, the reinsurer generally pays the client a ceding commission. The ceding commission is generally based on the client’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments, and miscellaneous administrative expenses) and may include a profit component. Frequently referred to as quota-share reinsurance.
Quota-share reinsurance	A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each underlying insurance contract being reinsured.
Reinstatement premium	Premium charged for the reinstatement of the amount of reinsurance coverage to its full amount otherwise reduced as a result of a reinsurance loss payment.
Reinsurance	An arrangement in which a reinsurer agrees to indemnify an insurance company, the client, against all or a portion of the insurance risks underwritten by the client under one or more policies. Reinsurance can provide a client with several benefits, including reducing net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a client with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a related increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the client. Reinsurance does not legally discharge the client from its liability with respect to its obligations to the insured.
Reinsurer	An insurance company that assumes part of the risk in exchange for part of the premium to a primary insurer.
Retrocession; retrocessional coverage	A transaction whereby a reinsurer cedes to another reinsurer, commonly referred to as the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.
Risk-free rate	The interest rate on a riskless or safe asset, usually taken to be a short-term U.S. government security.
Risk transfer	The shifting of all or a part of a risk to another party.
Severity business	Insurance/reinsurance characterized by contracts containing the potential for significant losses emanating from one event.
Surety and fidelity insurance	Surety and fidelity insurance includes (1) insurance guaranteeing the fidelity of persons holding positions of public or private trust; (2) insurance guaranteeing the performance of contracts other than insurance policies and guaranteeing and executing bonds, undertakings, and contracts of suretyship; and (3) insurance indemnifying banks, bankers, brokers, financial or moneyed corporations or associations against loss.
Underwriter	An insurance or reinsurance company employee who examines, accepts, or rejects risks and classifies risks to charge an appropriate premium for each accepted risk.
Underwriting	The process of evaluating, defining, and pricing reinsurance risks including, where appropriate, the rejection of such risks, and the acceptance of the obligation to pay the reinsured under the terms of the contract.
Underwriting expense	Underwriting expenses include those expenses directly related to underwriting activities that are not eligible to be capitalized and an allocation of other general and administrative expenses.
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

Link to Table of Contents

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

Risks Relating to Our Business

•Our results of operations fluctuate from period to period and may not be indicative of our long-term prospects.
•A downgrade or withdrawal of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy.
•If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be materially and adversely affected.
•Our property and casualty reinsurance operations make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.
•The inability to obtain business provided from brokers could materially and adversely affect our business, financial condition and results of operations.

Risks Relating to Insurance and Other Regulations

•Any suspension or revocation of any of our licenses would materially and adversely affect our business, financial condition and results of operations
•Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
•We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.
•A failure by Syndicate 3456 to comply with rules and regulations could materially and adversely interfere with our business strategy.

Risks Relating to Our SILP Investment Strategy

•Our investment performance depends in part on the performance of SILP and may suffer as a result of adverse financial market developments or other factors that impact SILP’s liquidity, which could materially and adversely affect our investment results, financial condition and results of operations.
•SILP may be concentrated in a few large positions, which could result in material adverse valuation movements.
•Under the SILP LPA, we are contractually obligated to invest substantially all our assets in SILP with certain exceptions. SILP’s performance depends on the ability of DME Advisors to select and manage appropriate investments.

Risks Relating to Our Innovations Strategy
•The carry values of our Innovations investments may differ significantly from those that would be used if we carried these investments at fair value.
•Our Innovations investments support our underwriting operations and the failure to identify and consummate investment opportunities may materially and adversely affect our ability to implement our business strategy.
•Investments in privately held early-stage companies involve significant risks.

Link to Table of Contents
Risks Relating to Our Class A Ordinary Shares

•Our level of debt may have an adverse impact on our liquidity, restrict our current and future operations, particularly our ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.
•We may not be able to repay or refinance our convertible notes, pay interest on the convertible notes, or settle conversions of the convertible notes in cash or to repurchase the convertible notes upon a fundamental change, and our future debt, if any, may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible notes.
•Provisions of our Articles, the Companies Act of the Cayman Islands (the “Companies Act”) and our corporate structure may each impede a takeover, which could adversely affect the value of our Class A ordinary shares.

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
•The impact of the initiative of the Organization for Economic Co-operation and Development (“OECD”) and the European Union (“EU”) to eliminate harmful tax practices is uncertain and could adversely affect our tax status in the Cayman Islands, where we are exempt from income taxes.

Additional details relating to the above and other risk factors are described below:

Risks Relating to Our Business

Our results of operations fluctuate from period to period and may not be indicative of our long-term prospects.

Our results of operations fluctuate from period to period due to a variety of factors, including:

●	our assessment of the quality of available reinsurance and renewal opportunities;
●	loss experience on our reinsurance contracts;
●	reinsurance contract pricing;
●	the volume and mix of reinsurance products we underwrite; and
●	our ability to assess and integrate our risk management strategy.

In addition, our SILP investment strategy and Innovations investments are likely to be more volatile than traditional fixed-income portfolios composed primarily of investment-grade bonds. See “— Risks Relating to Our SILP Investment Strategy” and “— Risks Relating to Our Innovations Investments.” Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

A downgrade or withdrawal of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy.

If A.M. Best downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new reinsurance contracts, which would materially and adversely affect our ability to implement our business strategy. Additionally, if A.M. Best downgrades or withdraws our ratings, we cannot provide assurance that our regulators, the Cayman Islands Monetary Authority and the Central Bank of Ireland, would continue to authorize our current business strategy and investment strategy. See “—Risks Relating to Insurance and Other Regulations – Any suspension or revocation of our reinsurance licenses would materially and adversely impact our ability to do business and implement our business strategy.”

Link to Table of Contents
Greenlight Re’s A.M. Best rating of “A- (Excellent)” with a stable outlook is the fourth highest of 13 ratings that A.M. Best issues. A.M. Best periodically reviews our ratings and may revise one or more of our ratings downward or revoke them at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance, and business profile. Potential developments that may affect such an analysis include:

●	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect the rating of our reinsurance entities;
●	if A.M. Best alters its approach regarding our SILP investment strategy or our Innovations investments;
●	if our actual losses significantly exceed our loss reserves;
●	if unfavorable financial or market trends impact us;
●	if we change our business practices from our organizational business plan in a manner that no longer supports our A.M. Best ratings;
●	if we are unable to retain our senior management and other key personnel or implement succession plans; or
●	if our investments incur significant losses.

If A.M. Best downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing new or renewal reinsurance contracts, which would materially and adversely affect our ability to implement our business strategy. In addition, substantially all of our assumed reinsurance contracts contain provisions that permit our clients to cancel the contract or require additional collateral in the event of a downgrade in our A.M. Best ratings below specified levels or a reduction of our capital or surplus below specified levels over the course of the agreement.

We expect that similar provisions will also be included in future contracts. Whether a client would exercise such cancellation rights would likely depend on, among other things, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict how many of our clients would ultimately exercise such rights. The exercise of such rights in the aggregate could significantly affect our financial condition, results of operations, and our underwriting capacity.

If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be materially and adversely affected.

Our results of operations and financial condition depend upon our ability to accurately assess the potential losses and loss adjustment expenses associated with the risks we reinsure. Reserves are liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance contracts it has written. The Company estimates these reserves based upon facts and circumstances then known, estimates of future trends in claim severity, and other variable factors. The inherent uncertainties associated with estimating loss reserves are generally greater for reinsurance companies than for primary insurance companies due primarily to:

●	the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim;
●	the settlement delays associated with the reporting delays;
●	the diversity of development patterns among different types of reinsurance treaties;
●	the necessary reliance on clients for information regarding claims; and
●	other macro-economic changes which may impact reserves generally.

Our reserve estimates may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and more established loss history. Actual losses and loss adjustment expenses paid may deviate substantially from the estimates of our loss reserves contained in our financial statements and could negatively affect our results of operations. If we determine our loss reserves to be inadequate, we will increase our loss reserves with a corresponding reduction in our net income and capital in the period in which we identify the deficiency. If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be materially and adversely affected. For a summary of the effects of reserve re-estimation on prior year reserves and net income, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates, Loss and Loss Adjustment Expense Reserves”.

We may need additional capital in the future in order to operate our business, and such capital may not be available to us or may not be available to us on favorable terms.

Link to Table of Contents
We may need to raise additional capital in the future through public or private equity or debt offerings or otherwise in order to:

●	repay our convertible notes;
●	fund liquidity needs or replace lost capital resulting from underwriting or investment losses;
●	meet rating agency capital requirements;
●	satisfy collateral requirements that may be imposed by our clients or by regulators;
●	meet applicable statutory jurisdiction requirements; or
●	respond to competitive pressures.

Additional capital may not be available on terms favorable to us, or at all. Increases in interest rates could result in higher interest expense on our outstanding debt. Further, any additional capital raised through the sale of equity could dilute existing ownership interest in our company and may cause the market price of our Class A ordinary shares to decline. Additional capital raised through the issuance of debt may result in creditors having rights, preferences, and privileges senior or otherwise superior to those of our Class A ordinary shares.

Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.

The reinsurance industry is highly competitive. We compete with major reinsurers, many of which have substantially greater financial, marketing, and management resources than we do, including Arch Capital, Axis, Everest Re, Hamilton Re, Hannover Re, Renaissance Re, and Sirius Point, as well as smaller companies, other niche reinsurers, and Lloyd’s syndicates and their related entities. Competition in the types of business that we underwrite is based on many factors, including:

●	the perceived financial strength and general reputation of the reinsurer, including its level of service, trustworthiness, business practices, and other subjective matters;
●	ratings assigned by independent rating agencies;
●	relationships with reinsurance brokers;
●	pricing;
●	terms and conditions of products offered;
●	speed of claims payment; and
●	the experience and reputation of the members of our underwriting team in the particular lines of reinsurance we seek to underwrite.

We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively could materially and adversely affect our financial condition and results of operations, and may increase the likelihood that we will be deemed a passive foreign investment company or an investment company. See “— Risks Relating to Taxation — United States persons who own Class A ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of Class A ordinary shares.” and “—Risks Relating to Insurance and Other Regulations — We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.”

Consolidation in the reinsurance industry could adversely affect us.

The reinsurance industry, including our competitors, customers, and insurance and reinsurance brokers, has experienced significant consolidation over the last several years. Consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. If the insurance industry further consolidates, competition for customers may intensify, and the importance of acquiring and servicing each customer may become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better-capitalized competitors. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

Link to Table of Contents
Inflation may adversely impact our results of operations or financial condition.

Steps taken by governments throughout the world in response to the COVID-19 pandemic, expansionary monetary policies, the military conflict between Russia and Ukraine and other factors have led to an inflationary environment. Our operations are susceptible to inflation, and underestimating inflation levels could result in underpricing the risks we reinsure. Additionally, our reserving models include assumptions about future payments for the settlement of claims and claims-handling expenses, such as the value of replacing property, associated labor costs for the property business we write, and litigation costs. Inflation may cause costs to increase above loss reserves established for claims. In that case, we will be required to increase our loss reserves with a corresponding reduction in net income in the period the deficiency is identified, which may have a material adverse effect on our results of operations and financial condition. Unanticipated higher inflation could also lead to higher interest rates, potentially negatively impacting the value of any rate-sensitive financial instruments held by SILP and could also impact our Innovations investments. See “—Risks Related to Our SILP Investment Strategy” and “—Risks Related to Our Innovations Investments.”

The effect of emerging claim and coverage issues on our business is uncertain.

As industry practices and social, political, legal, judicial, and regulatory conditions change, unexpected issues related to claims and coverage have emerged and adversely affected our results. Examples of emerging claims and coverage issues include, but are not limited to:

●	new theories of liability and disputes regarding medical causation with respect to certain diseases;
●
assignment-of-benefits agreements, where rights of insurance claims and benefits of the insurance policy are transferred to third parties, which can result in inflated repair costs and legal expenses to insurers and reinsurers;

●	claims related to political unrest, geopolitical instability, or other politically driven events, such as the military conflict between Russia and Ukraine, including loss claims relating to expropriation, forced abandonment, license cancellation, trade embargo, contract frustration, non-payment, war on land or political violence (including terrorism, revolution insurrection, and civil unrest);
●	claims related to data security breaches, information system failures, or cyber-attacks; and
●	claims related to business interruption including protocols enlisted by governments in connection with pandemics, and ransomware and cyber-attacks.

Additionally, various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce in the manner we intend due to, among other things, disputes relating to coverage and choice of legal forum. These issues may adversely affect our business by either extending coverage beyond the period that we intended or by increasing the number or size of claims. In some instances, these changes may not manifest themselves until many years after we have issued reinsurance contracts that are affected by these changes. As a result, we may not be able to ascertain the full extent of our liabilities under our reinsurance contracts for many years following the issuance of our contracts.

The property and casualty reinsurance market may be affected by cyclical trends.

We write reinsurance in the property and casualty markets, which are subject to pricing cycles. These cycles, as well as other factors that influence aggregate supply and demand for property and casualty reinsurance products, are outside our control. Primary insurers’ underwriting results, prevailing general economic and market conditions, liability retention decisions of companies, and primary insurers and reinsurance premium rates influence the demand for property and casualty reinsurance. Prevailing prices and available surplus to support assumed business influence reinsurance supply. Supply may fluctuate in response to changes in return on capital realized in the reinsurance industry, the frequency and severity of losses, and prevailing general economic and market conditions.

As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to high levels of available underwriting capacity and periods when shortages of capacity have permitted favorable premium levels and changes in terms and conditions. The supply of available reinsurance capital could increase in future years, either due to capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers.

Continued increases in the supply of reinsurance may have consequences for the reinsurance industry generally and for us, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, less favorable policy terms and conditions, and/or lower premium volume. The effects of cyclicality could materially and adversely affect our financial condition and results of operations.

Link to Table of Contents
Operational risks, including human or systems failures, are inherent in our business.

Operational risks and losses can result from, among other things, fraud, errors, failure to document transactions or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events.

We believe that our modeling, underwriting, information technology, and application systems are critical to our business. We utilize modeling tools to facilitate the pricing, reserving, and risk management of our reinsurance portfolio. These models help us to control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each reinsurance contract. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters that might be deemed to impact certain of our coverages. These models have been developed internally, and in some cases, they make use of third-party software. The construction of these models and the selection of assumptions require significant actuarial judgment. Furthermore, these models typically rely on either cedent or industry data, which may be incomplete or may be subject to errors. Accordingly, these models, and the assumptions and judgements made in connection therewith, may understate the exposures we are assuming, and our financial results may be materially and adversely impacted.

Technology breaches or failures, including those resulting from a malicious ransomware or cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.

Our information technology and application systems have been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these service providers or that our information technology or application systems will continue to operate as intended. In addition, we cannot be certain that we would be able to replace these systems without slowing our underwriting response time. Like all companies, we have information technology and application systems that are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, malicious ransomware cyber-attacks, computer viruses, hackers and general technology failures.

A major defect or failure in our internal controls or information technology and application systems could result in management distraction, a violation of applicable privacy or other laws, harm our reputation, a loss of customers, or monetary fines or penalties or otherwise increased expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant data breaches, interruptions, or failures in, information technology and application systems. However, internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities, and the ineffectiveness of such controls and procedures could have a material adverse effect on our business.

The cybersecurity regulatory environment is evolving, and we expect the costs of complying with new or developing regulatory requirements to increase. In addition, as our operations expand to other jurisdictions, we will be required to comply with cybersecurity laws in those jurisdictions, which will further increase our cost of compliance.

Epidemics, pandemics, and other public health threats, including COVID-19, could have a material adverse effect on our business, including our results of operations, financial position and/or liquidity, in a manner and to a degree that cannot be predicted.

We continue to monitor the developments relating to the COVID-19 pandemic, including actions taken or recommended by governments and other authorities to reduce the spread of the virus and to assess its impact on our business and the insurance and reinsurance sectors. The future impact of the pandemic on us is uncertain and could have a material adverse impact on inflation, global financial markets, and our results of operations, financial position, and/or liquidity. The extent of the impact will depend on future developments, including actions taken to limit the spread of COVID-19 and the uncertain impact of potential judicial, legislative, and regulatory actions by local, state, and national governmental and regulatory bodies. Risks presented by the ongoing effects of COVID-19 include possible higher loss and loss adjustment expenses, inflation, potential impairment on SILP’s investment strategy or performance, Innovations investments’ performance and heightened cybersecurity risks.

Link to Table of Contents
Our property and casualty reinsurance operations make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.

Certain of our reinsurance operations expose us to claims arising out of unpredictable catastrophic events, including weather-related and other natural catastrophes and man-made disasters such as acts of war or terrorism. The incidence and severity of catastrophes are inherently unpredictable. Increases in the frequency and severity of natural catastrophes and the losses that result from them are possible. In particular, climate change, to the extent that it produces extreme changes in temperatures and weather patterns, could impact the frequency or severity of weather events and wildfires. Changes in weather patterns could also affect the frequency and severity of other natural catastrophe events to which we may be exposed. Further, such catastrophes could impact the affordability and availability of homeowners insurance, which could impact pricing. Additionally, increases in the value and geographic concentration of insured property, particularly along coastal regions, could cause the cost of such losses to increase.

Catastrophic losses are a function of the insured exposure in the affected area and the event’s severity. Claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially and adversely affect our business, financial condition and results of operations.

The inability to obtain business provided from brokers could materially and adversely affect our business, financial condition and results of operations.

A significant portion of our business is placed through brokered transactions, which involve a limited number of reinsurance brokers, which has continued to decrease in recent years as a result of consolidation in the broker sector. Our two largest brokers each accounted for more than 10% of our gross written premiums, and in the aggregate, they accounted for approximately 44.5% of our gross premiums written in 2022. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. To lose or fail to expand all or a substantial portion of the business provided through brokers could materially and adversely affect our business, financial condition and results of operations.

We depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.

In our proportional reinsurance business, in which we assume an agreed percentage of each underlying insurance contract, we do not expect to separately evaluate each of the original individual risks assumed under these reinsurance contracts. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not separately evaluate each of the individual claims made on the underlying insurance contracts under quota share contracts, rendering us dependent on the claims decisions our clients make.

We are subject to the credit risk of our brokers, cedents, agents and other counterparties.

In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, remit these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the client for the deficiency, notwithstanding the broker’s obligation to make such payment. Conversely, in certain jurisdictions, when the client pays premiums for policies to reinsurance brokers for payment to us, these premiums are considered to have been paid, and the client will no longer be liable to us for these premiums, whether or not we have actually received them. Consequently, we assume a degree of credit risk associated with brokers.

We are also exposed to the credit risk of our cedents and agents, who, pursuant to their contracts with us, may be required to pay us profit commission, additional premiums, reinstatement premiums, and adjustments to ceding commissions over a period of time, which in some cases may extend beyond the initial period of risk coverage. Insolvency, liquidity problems, distressed financial condition, or the general effects of an economic recession may increase the risk that our cedents or agents may not pay some or all of their obligations to us. To the extent our cedents or agents become unable to pay us, we would be required to recognize a downward adjustment to our reinsurance balances receivable or loss and loss expenses recoverable, as applicable, in our financial statements. While we generally seek to mitigate this risk through, among other things, collateral agreements, funds withheld, corporate guarantees, and the right to offset receivables against any losses payable, an increased inability of customers to fulfill their obligations to us could have an adverse effect on our financial condition and results of operations.

Link to Table of Contents
Our reinsurance balances receivable from brokers and cedents at December 31, 2022 totaled $505.6 million, which included premiums, ceding commissions receivable, and funds at Lloyd’s, a majority of which are not collateralized. We cannot provide assurance that such receivables will be collected or that valuation allowances or write-downs for uncollectible balances will not be required in future periods.

We may be unable to purchase reinsurance for the liabilities we reinsure, and if we successfully purchase such reinsurance, we may be unable to collect, which could adversely affect our business, financial condition, and results of operations.

From time to time, we seek to purchase reinsurance for certain liabilities we reinsure to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a retrocessionaire to make payments under the terms of its agreement with us could have an adverse effect on us because our obligations to our clients would remain. At certain times, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocessional coverage they consider necessary for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage, negotiate terms that we deem appropriate or acceptable, or obtain retrocessional coverage from entities with satisfactory creditworthiness. Our inability to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could materially and adversely affect our business, financial condition, and results of operations.

Our failure to comply with restrictive covenants contained in our current or future credit facilities could trigger prepayment obligations, which could adversely affect our business, financial condition, and results of operations.

Our credit facility requires us and/or certain of our subsidiaries to comply with certain covenants, including restrictions on our ability to place a lien or charge on pledged assets, issue debt, and in certain circumstances, on the payment of dividends. Our failure to comply with these or other covenants could result in an event of default under the credit facility or any credit facility we may enter into in the future, which, if not cured or waived, could result in us being required to repay the amounts outstanding under these facilities prior to maturity. As a result, our business, financial condition, and results of operations could be materially and adversely affected.

If we lose or are unable to retain or implement succession plans for our senior management and other key personnel, our ability to implement our business strategy could be delayed or hindered, which, in turn, could materially and adversely affect our business, financial condition and results of operations.

Our success depends, to a significant extent, on the efforts of our senior management and other key personnel to implement our business strategy. We believe there are only a limited number of available qualified executives with substantial experience in our industry and we currently do not maintain key life insurance with respect to any of our senior management. We could face challenges and incur expenses in attracting and retaining personnel in the Cayman Islands, U.K., and Ireland. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel, or our inability to implement succession plans or hire and retain other key personnel, could prevent us from continuing to implement our business strategy and, consequently, materially and adversely affect our business.

Our ability to implement our business strategy could be adversely affected by Cayman Islands employment restrictions.

Under Cayman Islands law, persons who are not Caymanian, do not possess Caymanian status, or are not otherwise entitled to reside and work in the Cayman Islands pursuant to provisions of the Immigration Act (as amended) of the Cayman Islands, which we refer to as the Immigration Act, may not engage in any gainful occupation in the Cayman Islands without an appropriate governmental work permit. Such a work permit may be granted or extended on a continuous basis for a maximum period of nine years (after having been legally and ordinarily resident in the Cayman Islands for a period of eight years a person may apply for permanent residence in accordance with the provisions of the Immigration Act) upon showing that, after proper public advertisement, no Caymanian or person of Caymanian status, or other person legally and ordinarily resident in the Cayman Islands who meets the minimum standards for the advertised position is available. The failure of these work permits to be granted or extended could prevent us from continuing to implement our business strategy.

Link to Table of Contents
We may face risks arising from future strategic transactions such as acquisitions, dispositions, mergers, or joint ventures.

We may pursue strategic transactions from time to time, which could involve acquisitions or dispositions of businesses or assets. Any strategic transactions could have an adverse impact on our reputation, business, results of operation, or financial condition. Sources of risk arising from these types of transactions include financial, accounting, tax, and regulatory challenges; difficulties with integration, business retention, execution of strategy, unforeseen liabilities or market conditions; and other managerial or operating risks and challenges. Any future transactions could also subject us to risks such as failure to obtain appropriate value, post-closing claims being levied against us, and disruption to our other businesses during the negotiation or execution process or thereafter. Accordingly, these risks and difficulties may prevent us from realizing the expected benefits from such strategic transactions. For example, businesses that we acquire or our strategic alliances or joint ventures may underperform relative to the price paid or resources committed by us; we may not achieve anticipated cost savings; we may otherwise be adversely affected by transaction-related charges; we may assume unknown or undisclosed business, operational, tax, regulatory and other liabilities; fail to accurately assess known contingent liabilities; or assume businesses with internal control deficiencies. Risk-mitigating provisions that we put in place in the course of negotiating and executing these transactions, such as due diligence efforts and indemnification provisions, may not be sufficient to fully address these risks and contingencies.

Non-compliance with laws, regulations, and taxation regarding transactions with international counterparties may adversely affect our business.

As we provide reinsurance on a worldwide basis, we are subject to an expanding legal, regulatory, and tax environment intended to help detect and prevent anti-trust activity, money laundering, terrorist financing, proliferation financing, fraud, tax avoidance, and other illicit activity. These requirements include, among others, regulations promulgated and administered by CIMA, the U.S. Department of the Treasury's Office of Foreign Assets Control, The Foreign Corrupt Practices Act of 1977, the Iran Freedom and Counter-Proliferation Act of 2012, and the Foreign Account Tax Compliance Act. These and other programs prohibit or restrict dealings with certain persons, entities, countries, governments and, in certain circumstances, their nationals and may require detailed reporting to various administrative parties. Non-compliance with any of these regulations could have a material adverse effect on our ability to conduct our business.

Currency fluctuations could result in exchange rate losses and negatively impact our business.

Our functional currency is the U.S. dollar. However, we expect to write a portion of our business in currencies other than the U.S. dollar. We may incur foreign currency exchange gains or losses as we ultimately receive premiums and settle claims in foreign currencies. In addition, SILP may invest in securities or cash denominated in currencies other than the U.S. dollar. Consequently, we may experience exchange rate losses to the extent that our foreign currency exposure is not hedged, which could materially and adversely affect our business. If we or SILP hedge our foreign currency exposure through forward foreign currency exchange contracts or currency swaps, we will be subject to the risk that the hedging counterparties to such arrangements may fail to perform.

Risks Relating to Insurance and Other Regulations

Any suspension or revocation of any of our licenses would materially and adversely affect our business, financial condition and results of operations.

We are licensed as a reinsurer in the Cayman Islands and the EEA. We are also licensed to write insurance business in the U.K. and the EEA through our Syndicate 3456. The suspension or revocation of any of our licenses to do business in either of these jurisdictions for any reason would mean that we would not be able to enter into any new reinsurance contracts in that jurisdiction until the suspension ended or we became licensed in another jurisdiction. The process of obtaining licenses is time-consuming and costly, and we may not be able to become licensed in another jurisdiction in the event we choose to. Any such suspension or revocation of our license would negatively impact our reputation in the (re)insurance marketplace, could have a material adverse effect on any potential license application and would materially and adversely affect our business, financial condition and results of operations.

CIMA and the CBI may take a number of actions, including suspending or revoking a reinsurance license whenever the regulatory body believes that a licensee is or may become unable to meet its financial obligations, is carrying on business in a manner likely to be detrimental to the public interest or the interest of its creditors or policyholders, has contravened the terms of the Act, or has otherwise behaved in such a manner so as to cause such regulatory body to call into question the licensee’s fitness to conduct regulated activity.

Link to Table of Contents
Further, based on statutes, regulations, and policies in their respective jurisdictions, CIMA and CBI may suspend or revoke our licenses if certain events occur, including without limitation:

●	we cease to carry on reinsurance business;
●	the direction and management of our reinsurance business have not been conducted in accordance with laws and regulations;
●	we cease to meet certain capital and surplus requirements;
●	a person holding a position as a director, manager or officer is not deemed to be a fit or proper person to hold the respective position; or
●	we become bankrupt, go into liquidation, or are wound up or otherwise dissolved.

Similarly, if either CIMA or the CBI suspended or revoked our licenses, we could lose our exemption under the Investment Company Act of 1940, as amended (the “Investment Company Act”) (See “— We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.”)

Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations (2018 Revision) (the “Capital and Solvency Regulations”) impose on Greenlight Re a minimum capital requirement of US$50 million, a prescribed capital requirement of US$226.5 million and a requirement to maintain solvency equal to greater than the total prescribed capital requirement (the “Capital Requirements”). At December 31, 2022, Greenlight Re was in compliance with the Capital Requirements.

GRIL, our Irish subsidiary, is required to comply with risk-based solvency requirements under the European legislation known as “Solvency II,” including calculating and maintaining a minimum capital requirement and solvency capital requirement. At December 31, 2022, GRIL’s minimum capital requirement and solvency capital requirement was approximately $10.5 million and $41.9 million, respectively. At December 31, 2022, GRIL was in compliance with the capital requirements required under the Irish Insurance Acts and Regulations.

Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to further examination or action by regulators, including restrictions on dividend payments, limitations on our writing of additional business or engaging in financial or other activities, enhanced supervision, financial or other penalties, or liquidation. Further, any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.

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

In the United States, the Investment Company Act regulates certain companies that invest in or trade securities. We rely on an exemption under the Investment Company Act for an entity organized and regulated as a foreign insurance company which is engaged primarily and predominantly in the reinsurance of risks on insurance agreements. The law in this area is subjective, and there is a lack of guidance as to the meaning of “primarily and predominantly” under the relevant exemption to the Investment Company Act. For example, there is no standard for the amount of premiums that need to be written relative to the level of an entity’s capital in order to qualify for the exemption. If this exemption were deemed inapplicable, we would have to register under the Investment Company Act as an investment company. Registered investment companies are subject to extensive, restrictive, and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, leverage, dividends, and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. Accordingly, we likely would not be permitted to be limited partners in SILP unless we obtained board and shareholder approvals under the Investment Company Act. If we did not invest in SILP, we would seek to identify and retain another investment advisor with a value-oriented investment philosophy. If we could not identify or retain such an advisor, we would be required to make substantial modifications to our investment strategy. Any such changes to our investment strategy could materially and adversely impact our investment results, financial condition, and ability to implement our business strategy.

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

We currently are admitted to do reinsurance business in the Cayman Islands and the European Economic Area. We are also licensed to write insurance business in the U.K. and the EEA through our Syndicate 3456. Our operations in these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our subsidiaries are domiciled require that, among other things, these subsidiaries maintain minimum levels of statutory or regulatory capital, surplus, and liquidity, meet solvency standards, submit to periodic examinations of their financial condition, and restrict payments of dividends and reductions of capital. Statutes, regulations, and policies that our subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments, and distribute funds.

More specifically, with respect to GRIL, Solvency II was introduced with effect from January 1, 2016, and governs the prudential regulation of insurers and reinsurers, and requires insurers and reinsurers in Europe to meet risk-based solvency requirements. It also imposes group solvency and governance requirements on groups with insurers and/or reinsurers operating in the European Economic Area. A number of European Commission delegated acts and technical standards have been adopted, which set out more detailed requirements based on the overarching provisions of the Solvency II Directive. However, further delegated acts, technical standards, and guidance are likely to be published on an ongoing basis.
  Although we presently are admitted to do business in the Cayman Islands, U.K. and the EEA, we cannot provide assurance that insurance regulators in the United States or elsewhere will not review our activities and claim that we are subject to such jurisdiction’s licensing requirements. In addition, we are subject to indirect regulatory requirements imposed by jurisdictions that may limit our ability to provide reinsurance. For example, our ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies, and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as Greenlight Re and GRIL, with whom domestic companies may place business. We do not know of any such proposed legislation pending at this time.

We may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations, and policies that currently, or may in the future, govern the conduct of our business. Failure to comply with, or to obtain desired

Link to Table of Contents
authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. The MAA includes amendments that provide for a specific administrative fines framework whereby CIMA has been granted the power to issue monetary penalties of up to 1 million Cayman Dollars for a very serious breach.

In addition, governmental authorities worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to the commercial and financial systems in general. While we cannot predict the exact nature, timing, or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. Changes in the laws or regulations to which our subsidiaries are subject or may become subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business.

There are differences between Cayman Islands corporate law and Delaware corporate law with respect to interested party transactions, which may benefit certain of our shareholders at the expense of other shareholders.

As a matter of Cayman Islands law, a director of a Cayman Islands company is in the position of a fiduciary with respect to the company and therefore it is considered that they owe the following duties to the company: a duty to act in good faith and in what they consider to be in the best interests of the company; a duty not to make a profit out of their position as director
(unless the company permits them to do so); a duty to exercise their powers for the purposes for which they are conferred; and a duty not to put themselves in a position where the interests of the company conflict with their personal interest or their duty to a third party. A director of a Cayman Islands company owes to the company a duty to act with skill and care. A director will need to exhibit in the performance of their duties both the degree of skill that may reasonably be expected from a subjective perspective determined by reference to their knowledge and experience and the skill and care objectively to be expected from a person occupying office as a director of the company.

Under Cayman Islands corporate law and pursuant to our Third Amended and Restated Memorandum and Articles of Association (the “Articles”), a director may vote on a contract or transaction where the director has an interest as a shareholder, director, officer, or employee, provided such interest is duly disclosed to the Board. In exercising any such vote, such director's duties remain as described above. Pursuant to our Articles none of our contracts will be deemed to be void purely because any director is an interested party in such transaction and in such circumstances, interested parties will generally not be held liable for monies owed to the Company. Under Delaware law, interested party transactions are voidable.

A failure by Syndicate 3456 to comply with rules and regulations could materially and adversely interfere with our business strategy.

Syndicate 3456 is subject to Lloyd’s oversight. The PRA and the FCA regulate all financial services firms in the U.K., including Lloyd’s and Syndicate 3456. Both the PRA and the FCA have substantial powers of intervention in relation to Lloyd’s Syndicates, including the power to remove Lloyd’s authorization to manage such Syndicates. See “— Item 1. Business — Regulations — UK Regulations” for further discussion of such regulations.

Failure to comply with, or any future regulatory changes or rulings to, the regulations of the PRA and/or the FCA could interfere with the business strategy of Syndicate 3456, which could materially and adversely affect our business, financial condition and results of operations.

Risks Relating to Our SILP Investment Strategy

Our investment performance depends in part on the performance of SILP and may suffer as a result of adverse financial market developments or other factors that impact SILP’s liquidity, which could materially and adversely affect our investment results, financial condition and results of operations.

Our operating results depend in part on the performance of SILP. We cannot provide assurance that DME Advisors, on behalf of SILP, will successfully structure investments in relation to our liquidity needs or liabilities. Failure to do so could force us to make redemptions from SILP that cause DME Advisors to liquidate investments at a significant loss or at prices that are not optimal, which could materially and adversely affect our financial results.

The risks associated with the value-oriented investment strategy expected to be employed by SILP may be substantially greater than the risks associated with traditional fixed-income investment strategies. In addition, long equity investments may generate losses if the market declines. Similarly, short equity investments may generate losses in a rising market. The success of the investment strategy may also be affected by general economic conditions. Unexpected market volatility and illiquidity associated with our investment in SILP could materially and adversely affect our investment results, financial condition, or

Link to Table of Contents
results of operations.

SILP may be concentrated in a few large positions, which could result in material adverse valuation movements.

Our Board of Directors has adopted our investment guidelines, which provide that SILP may commit up to, but not more than, 10% of Greenlight Re Surplus (as defined in the SILP LPA) and 7.5% of GRIL Surplus (as defined in the SILP LPA) to any single investment, unless a waiver has been obtained by the board of directors of Greenlight Re or GRIL, as applicable. At December 31, 2022, SILP, along with certain affiliates of DME Advisors, collectively owned 37.2% of Green Brick Partners, Inc., a publicly traded company (NYSE: GRBK), or the “GRBK Shares”. At December 31, 2022, SILP had invested more than 10% of Greenlight Re Surplus in GRBK. Under applicable securities laws, DME Advisors may be unable to, or limited in its ability to trade GRBK Shares on behalf of SILP. As of the date of this filing, the board of directors of Greenlight Re had waived the applicable investment guidelines to allow SILP’s investment in the GRBK Shares to exceed the 10% threshold. The board of directors of Greenlight Re and GRIL may grant future waivers relating to the GRBK Shares.

In addition, GRIL’s investment guidelines require that the ten largest investments shall not constitute more than 40% of the GRIL Surplus, and GRIL’s investment portfolio shall at all times, unless waived by the GRIL board of directors, be composed of a minimum of 50 debt or equity securities of publicly traded companies. From time to time, SILP may hold a small number of relatively large security positions in relation to our capital accounts. Since SILP may not be widely diversified by security or by industry, it may be subject to more rapid changes in value than would be the case if our investment portfolio were required to maintain a wide diversification among companies, securities industries, and types of securities.

Under the SILP LPA, we are contractually obligated to invest substantially all our assets in SILP with certain exceptions. SILP’s performance depends on the ability of DME Advisors to select and manage appropriate investments.

DME Advisors acts as the exclusive investment advisor for SILP. Apart from funds required for collateral purposes, funds allocated to our Innovations investment strategy, risk management, and other operational needs, we are contractually obligated to use commercially reasonable efforts to cause substantially all investable assets of Greenlight Re and GRIL to be contributed to SILP. Additionally, we are restricted from making additional contributions of assets that would cause the capital account balances of Greenlight Re and GRIL to represent more than 90% of the aggregate capital account balances of all of the partners of SILP. Although DME Advisors is contractually obligated to follow the investment guidelines of both Greenlight Re and GRIL, we cannot provide assurance as to how DME Advisors will allocate our investable assets to different investment opportunities. DME Advisors may allocate our capital accounts to long and short equity positions, debt, and derivatives, which could increase the level of risk to which our investment portfolio will be exposed.

The performance of the SILP investment portfolio depends to a great extent on the ability of DME Advisors to select and manage appropriate investments for SILP. We cannot assure you that DME Advisors will successfully meet our investment objectives. The diminution or loss of the services of DME Advisors’ principals (or loss or diminution of their market reputation) or the failure of DME Advisors to perform adequately could materially and adversely affect our business, results of operations, and financial condition. In addition, the loss of DME Advisors’ key personnel, or DME Advisors’ inability to hire and retain other key personnel, over which we have no control, could delay or prevent DME Advisors from fulfilling its obligations, which could materially and adversely affect SILP’s performance and, correspondingly, our business and financial performance.

Under our investment management structure, we have limited control over SILP.

Under the SILP LPA, subject to our investment guidelines and certain other conditions, DME II, as the general partner of SILP, has complete and exclusive power and responsibility for all investment and investment management decisions to be undertaken on behalf of SILP and for managing and administering the affairs of SILP. DME II has the power and authority to do all things that it considers necessary or desirable to carry out its duties thereunder, including the power to delegate its authorities. While SILP is not, and is not expected to be registered as an “investment company” under the Investment Company Act or any comparable U.S. regulatory requirements, the general partner, or its designee, may resign or withdraw from SILP and may admit new limited partners to SILP without our consent, which may cause SILP to be deemed an “investment company” under the Investment Company Act.
The SILP LPA limits our ability to use another investment manager.

The SILP LPA contains exclusivity and limited termination provisions. Accordingly, we are unable to use other investment managers for so long as Greenlight Re and GRIL are limited partners in SILP. Greenlight Re and GRIL, as limited partners of SILP may withdraw upon notice only on the Greenlight Re Relevant Date or the GRIL Relevant Date or “for cause” (each as defined in the SILP LPA). Additionally, while GRIL may withdraw as a limited partner in SILP due to

Link to Table of Contents
unsatisfactory long-term performance of DME II or DME Advisors, as determined solely by the Board of Directors of GRIL at the end of each fiscal year during the term of the SILP LPA, Greenlight Re may not.
The historical performance of DME Advisors and its affiliates should not be considered indicative of the future results of the SILP investment portfolio, our future results, or any returns expected on our Class A ordinary shares.

The historical returns of SILP and other funds managed by DME Advisors and its affiliates are not directly linked to our Class A ordinary shares. Results for the SILP investment portfolio could differ from those of other funds managed by DME Advisors and its affiliates due to restrictions imposed by our investment guidelines and other factors.

Potential conflicts of interest with DME Advisors and its affiliates may exist that could adversely affect us.

DME Advisors and its affiliates, in addition to managing SILP, may engage in investment and trading activities for their own accounts and/or for the accounts of third parties. None of DME Advisors or its affiliates, including David Einhorn, Chairman of our Board of Directors and the President of Greenlight Capital, Inc., is obligated to devote any specific amount of time, effort or allocation, or prioritize any investment opportunity, to SILP or to address possible or actual conflicts among the accounts they may manage, which may adversely affect SILP’s investment returns, and, correspondingly, our investment returns.

In addition, under Cayman Islands laws, Mr. Einhorn is not legally restricted from participating in making decisions with respect to Greenlight Re’s investment guidelines. Accordingly, his involvement as a member of the Boards of Directors of Greenlight Capital Re, Ltd. and Greenlight Re may lead to a conflict of interest.

DME Advisors and its affiliates may also manage accounts whose advisory fee schedules, investment objectives, and policies differ from those of SILP, which may cause DME Advisors and its affiliates to effect trading in one account that may have an adverse effect on another account, including SILP. We do not have the contractual right to inspect the trading records of DME Advisors or its principals.

Certain investments made by SILP may have limited liquidity and lack valuation data which could create a conflict of interest.

Our investment guidelines allow SILP to invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of SILP to execute trade orders at desired prices and may impact our ability to fulfill our underwriting payment obligations. To the extent that SILP invests in securities or instruments for which market quotations are not readily available, the valuation of such securities and instruments for purposes of compensation will be determined by DME Advisors, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error.

In addition, for all securities traded on public exchanges, each exchange typically has the right to suspend or limit trading in all securities it lists. Such a suspension could render it impossible to liquidate positions and thereby expose SILP and, correspondingly us, to losses.

If DME Advisor’s risk management methodologies are ineffective, we may be exposed to material unanticipated losses.

DME Advisors and its affiliates continually refine its risk management techniques, strategies, and assessment methods. However, its risk management techniques and strategies do not fully mitigate the risk exposure of its funds and managed accounts, including SILP, in all economic or market environments or against all types of risk, including risks that it might fail to identify or anticipate. Any failures in DME Advisors’ risk management techniques and strategies to accurately quantify risk exposure could affect the risk-adjusted returns of SILP. In addition, any risk management failures could cause losses to be significantly greater than historical measures predict. DME Advisors’ approach to managing those risks could prove insufficient, exposing SILP, and correspondingly our SILP investment portfolio, to material unanticipated or material losses.

The compensation arrangements of SILP may create an incentive to effect transactions that are risky or speculative.

Pursuant to the SILP LPA, each of Greenlight Re and GRIL is obligated to pay a performance allocation of 20% to DME II at the end of each performance period based on its positive performance change to its capital account, subject to a modified loss carry forward provision.

The loss carry forward provision contained in the SILP LPA allows DME II to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which SILP has incurred a loss until all losses are recouped and an additional amount equal to 150% of the loss is earned.

Link to Table of Contents
While the performance compensation arrangement contained in the SILP LPA provides that losses will be carried forward as an offset against net profits in subsequent periods, DME II and DME Advisors generally will not otherwise be penalized for losses or decreases in the value of our portfolio under the SILP LPA. These performance compensation arrangements may incentivize DME Advisors to engage in transactions that focus on the potential for short-term gains rather than long-term growth or that are particularly risky or speculative.

DME Advisors’ representatives’ service on boards and committees may place trading restrictions on our investments and may subject us to indemnification liability.

DME Advisors may, from time to time, place its or its affiliates’ representatives on creditors’ committees and/or boards of certain companies in which SILP has invested. While such representation may enable DME Advisors to enhance the sale value of SILP’s investments, it may also prevent SILP from freely disposing of investments. The IAA provides for the indemnification of DME Advisors or any other person designated by DME Advisors for claims arising from such board representation.

The ability to use “soft dollars” may provide DME Advisors with an incentive to select certain brokers that may take into account benefits to be received by DME Advisors.

DME Advisors is entitled to use so-called “soft dollars” generated by commissions paid in connection with transactions for SILP to pay for certain of DME Advisors’ operating and overhead costs, including the payment of all or a portion of its costs and expenses of operation. “Soft dollars” are a means of paying brokerage firms for their services through commission revenue rather than through direct payments. DME Advisors only uses soft dollars to pay for expenses that would otherwise be borne by SILP and certain other co-managed funds. However, DME Advisors’ right to use soft dollars may give DME Advisors an incentive to select brokers or dealers for our transactions or to negotiate commission rates or other execution terms in a manner that takes into account the soft dollar benefits received by DME Advisors rather than giving exclusive consideration to the interests of our investment portfolio and, accordingly, may create a conflict.

Increased regulation or scrutiny of alternative investment advisors may affect DME Advisors’ ability to manage SILP or affect our business reputation.

The regulatory environment for investment managers is evolving, and changes in the regulation of managers may adversely affect the ability of DME Advisors to obtain the leverage it might otherwise obtain or to pursue its trading strategies. In addition, the securities and futures markets are subject to comprehensive statutes, regulations, and margin requirements. The SEC, other regulators, and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. Any future regulatory change could have a significant negative impact on our financial condition and results of operations.

We and SILP are exposed to credit risk from counterparties that may default on their obligations to us.

We and SILP are exposed to credit risk from counterparties that may default on their obligations to us or it. The amount of the maximum exposure to credit risk is indicated by the carrying value of our and SILP’s financial assets. In addition, SILP holds the securities of our investment portfolio with prime brokers and has credit risk from the possibility that one or more of them may default on their obligations to SILP. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments are held by prime brokers and custodians on our behalf, we have no other significant concentrations of credit risk in our investment portfolio.

Issuers or borrowers whose securities or debt SILP holds, customers, reinsurers, clearing agents, exchanges, clearing houses, and other financial intermediaries and guarantors may default on their obligations to us and/or SILP due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a significant and negative effect on us and/or SILP and, correspondingly, our investment portfolio and our results of operations, financial condition, and cash flows.

SILP effectuates short sales that subject our capital accounts to material and adverse loss potential.

SILP enters into transactions in which it sells a security it does not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales subject our capital accounts in SILP to material and adverse loss potential since the market price of securities sold short may continuously increase.

Short-sale transactions have been subject to increased regulatory scrutiny, including the imposition of restrictions on

Link to Table of Contents
short selling certain securities and reporting requirements. SILP’s ability to execute a short selling strategy may be materially and adversely impacted by new temporary and/or permanent rules, interpretations, prohibitions, and restrictions adopted in response to these adverse market events. Temporary restrictions and/or prohibitions on short selling activity may be imposed by regulatory authorities with little or no advance notice and may impact prior and future trading activities of our investment portfolio. Additionally, the SEC, its non-U.S. counterparts, other governmental authorities, and/or self-regulatory organizations may at any time promulgate permanent rules or interpretations consistent with such temporary restrictions or that impose additional or different permanent or temporary limitations or prohibitions.

Further, regulatory authorities may, from time to time, impose restrictions that adversely affect SILP’s ability to borrow certain securities in connection with short sale transactions. As a result, SILP may be unable to effectively pursue a short-selling strategy which may adversely affect SILP’s investment returns, and correspondingly, our investment returns.

SILP may trade on margin and use other forms of financial leverage, which may increase the risk of our investment portfolio.

Our investment guidelines allow SILP to trade on margin and use other forms of financial leverage. SILP relies on prime brokers to extend leverage and such prime brokers may elect not to provide leverage to SILP. Fluctuations in the market value of our investment in SILP could have a disproportionately large effect in relation to our capital. Any event which may adversely affect the value of positions SILP holds could materially and adversely affect the net asset value of our investment portfolio and our results of operations.

SILP may transact in derivatives trading, which may increase the risks associated with our investment portfolio.

Derivative instruments, or derivatives, include futures, options, swaps, structured securities, and other instruments and contracts that derive their value from one or more underlying securities, financial benchmarks, currencies, commodities, or indices. There are a number of risks associated with derivatives trading. Because many derivatives are leveraged, a relatively small adverse market movement may result in a substantial loss and may expose us to a loss exceeding the original amount invested. Derivatives may also expose SILP, and correspondingly, our investment portfolio, to liquidity risk as there may not be a liquid market within which to close or dispose of outstanding derivative contracts. The counterparty risk lies with each party with whom SILP contracts for the purpose of making derivative investments. In the event of the counterparty’s default, SILP will generally only rank as an unsecured creditor and risk the loss of all or a portion of the amounts SILP is contractually entitled to receive.

SILP may invest in securities based outside the United States, which may be riskier than securities of United States issuers.

Under our investment guidelines, SILP may invest in securities of issuers organized or based outside the United States. These investments may be subject to a variety of risks and other special considerations not affecting securities of U.S. issuers. Many foreign securities markets are not as developed or efficient as those in the United States. Securities of some foreign issuers are less liquid and more volatile than securities of comparable U.S. issuers. Similarly, volume and liquidity in many foreign securities markets are less than in the United States and, at times, price volatility can be greater than in the United States. Non-U.S. issuers may be subject to less stringent financial reporting and informational disclosure standards, regulatory oversight, practices, and requirements than those applicable to U.S. issuers.

Risks Relating to Our Innovations Strategy

The carry values of our Innovations investments may differ significantly from those that would be used if we carried these investments at fair value.

Our Innovations investments include private investments and unlisted equities in early-stage or start-up entities for which no active market may exist. We carry these investments on our consolidated balance sheets at cost, less impairment, plus or minus observable price changes. These carry values may differ significantly from those that would be used if we carried them at fair value. If we were required to liquidate all or a portion of these investments quickly, we could realize significantly less than the carrying value. Furthermore, our Innovations investments are generally subject to restrictions on redemptions and sales that limit our ability to liquidate these investments in the short term. The carry value of our Innovations investments may become concentrated in a limited number of entities or have significant exposure to certain geographic areas or economic sectors. The concentration of investments can increase investment risk and volatility. Any of the foregoing could result in a decline in our investment performance and capital resources and, accordingly, could materially and adversely affect our financial results and results of operations.

Link to Table of Contents
Our Innovations investments support our underwriting operations and the failure to identify and consummate investment opportunities may materially and adversely affect our ability to implement our business strategy.

We operate in a competitive market for Innovations investment opportunities. Many of our competitors have considerably greater resources than we do. If we fail to compete for or otherwise lose the opportunity to make Innovations investments, which support our underwriting strategy, our ability to implement our business strategy may be materially and adversely impacted.

Investments in privately held early-stage companies involve significant risks.

Our Innovations unit primarily invests in privately held U.S. early-stage companies. Investments in privately held early-stage companies involve a number of significant risks, including the following:

•these companies may have limited financial resources and may be unable to meet their operating obligations;
•they typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•they typically depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on such investment and, in turn, on us;
•there is generally little public information about these companies. These companies and their financial information are generally not subject to the Exchange Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;
•they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•changes in laws and regulations (including applicable tax laws), as well as their interpretations, may adversely affect their business, financial structure or prospects; and
•they may have difficulty accessing the capital markets to meet future capital needs.

Economic recessions or downturns could impair our Innovations investment and harm our operating results.

The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our Innovations investments and the businesses of the entities in which we have invested are more severe during periods of economic slowdown or recession.

Many of our Innovations investments may be susceptible to economic downturns or recessions. Therefore, during these periods the carry values of our Innovations portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of our investments. Economic slowdowns or recessions could lead to financial losses in our Innovations portfolio and a decrease in revenues, net income and assets.

Our Innovations investments are made in entities that may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our Innovations investments are made in entities that have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the investments from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an entity, holders of securities ranking senior to our investment typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the entity may not have any remaining assets for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant entity.

As a minority equity investor, we are often not in a position to influence the entity, and other equity holders and management of such entity may make decisions that could decrease the value of our investment in such entity.

Link to Table of Contents
When we make a minority equity investment through our Innovations unit, we are subject to the risk that an entity may make business decisions with which we disagree. The other equity holders and management of the entity may take risks or otherwise act in ways that do not serve our interests. As a result, an entity may make decisions that could decrease the value of our investment.

Our Innovations investments are in entities that may be highly leveraged.

Some of our Innovations investments are made in entities that may be highly leveraged, which may have adverse consequences for those companies and for us as a shareholder. The entity may be subject to restrictive financial and operating covenants and their leverage may impair the ability to finance their future operations and capital needs. As a result, such entity’s flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited.

Our failure to make follow-on investments in our existing Innovations investments could impair the value of our portfolio.

Following an initial investment in an entity, we may make additional investments in the entity as “follow-on” investments to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that we acquired in the original or subsequent financing or (3) attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments, be constrained in our ability to employ available funds, or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of an entity, dilute our investment, or result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a follow-on investment, we may elect not to make it because we may not want to increase our concentration of risk, we prefer other opportunities, or we are constrained under the Investment Company Act. See “–Risks Relating to Insurance and Other Regulations – We are subject to the risk of possibly becoming and investment company under U.S. federal securities laws.”

Risks Relating to Our Class A Ordinary Shares

Our ability to achieve our business objectives depends on our ability to manage and deploy capital.

Our ability to achieve our business objectives depends on our ability to manage and deploy capital, which depends, in turn, on our management’s ability, with oversight from our Board of Directors, to identity, evaluate and monitor our underwriting and investment results, our liquidity and competing needs for capital. We cannot assure you that our management and deployment of capital will enable us to achieve our business objectives, and our failure to effectively manage and deploy our capital could materially and adversely affect our financial condition and results of operations.

Our level of debt may have an adverse impact on our liquidity, restrict our current and future operations, particularly our ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.

At March 1, 2023, we had $65.8 million of convertible notes outstanding (December 31, 2022: $79.6 million) that mature on August 1, 2023. Our level of debt and the provisions of such debt could have significant consequences, which include, but are not limited to, the following:
•limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;
•require a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•discourage an acquisition of us by a third party;
•place us at a competitive disadvantage to competitors carrying less debt; and
•make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

Link to Table of Contents

We may refinance some or all of our indebtedness by issuing new debt or equity securities in one or more offerings. We cannot assure you that we will be able to refinance our indebtedness on acceptable terms or at all. Such securities offerings may dilute our existing shareholders, reduce the value of our Class A ordinary shares, or both. Because our decision to issue securities depends on, among other things, market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. Thus, holders of our Class A ordinary shares bear the risk of our future offerings diluting and potentially reducing the value of our Class A ordinary shares.

Conversion of our convertible notes or future sales or issuances of Class A ordinary shares may dilute the ownership interest of existing shareholders, including holders who have previously converted their notes. Such dilution may adversely affect the trading price of our Class A ordinary shares,and the convertible notes and the conversion rate of the convertible notes may not be adjusted for all dilutive events.

We may issue equity or debt securities in the future for a number of reasons, including to finance our operations and business strategy, to acquire assets or companies, to adjust our ratio of debt to equity, or in connection with our incentive and stock option plans. Any issuance of equity securities, including the issuance of shares, if any, upon conversion of the convertible notes, could dilute the interests of our existing shareholders, including holders who have previously received shares upon conversion of their notes, and could substantially affect the trading price of our Class A ordinary shares and the convertible notes. In addition, conversion of our convertible notes into our Class A ordinary shares could depress the price of our Class A ordinary shares.

We may not be able to repay or refinance our convertible notes, pay interest on the convertible notes, or settle conversions of the convertible notes in cash or to repurchase the convertible notes upon a fundamental change, and our future debt, if any, may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible notes.

Our convertible notes mature in August 2023. Further, holders of our convertible notes have the right to require us to repurchase all or a portion of their notes for cash upon the occurrence of a fundamental change under the indenture governing the convertible notes. In addition, upon conversion of the convertible notes, unless we elect to deliver solely Class A ordinary shares to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the convertible notes being converted. However, we may not have enough available cash or be able to obtain financing on favorable terms, if at all, at the time we are required to make repurchases of convertible notes surrendered therefor or pay cash with respect to the convertible notes being converted.

In addition, our ability to make the required repurchase upon a fundamental change may be limited by law or the terms of other debt agreements or securities. Our failure to pay interest on the convertible notes or to make the required cash repurchase or cash payment, as the case may be, would constitute an event of default under the indenture governing the convertible notes which, in turn, could constitute an event of default under other debt agreements or securities, thereby resulting in their acceleration and required prepayment and thereby further restricting our ability to make such interest payments and repurchases. If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and the convertible notes. We may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue ordinary shares or other equity securities, which we may be unable to do on terms acceptable to us, in amounts sufficient to meet our needs or at all.

A shareholder may be required to sell its Class A ordinary shares.

Our Articles provide that we have the option, but not the obligation, to require a shareholder to sell its Class A ordinary shares for their fair market value to us, to other shareholders or to third parties if our Board of Directors determines that ownership of our Class A ordinary shares by such shareholder may result in adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders and that such sale is necessary to avoid or cure such adverse consequences.

Provisions of our Articles, the Companies Act of the Cayman Islands (the “Companies Act”) and our corporate structure may each impede a takeover, which could adversely affect the value of our Class A ordinary shares.

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

In certain circumstances, the Companies Act allows for mergers or consolidations between two Cayman Islands companies, or between a Cayman Islands exempted company and a company incorporated in another jurisdiction (provided that is facilitated by the laws of that other jurisdiction).

Where the merger or consolidation is between two Cayman Islands companies, the directors of each company must approve a written plan of merger or consolidation containing certain prescribed information. That plan or merger or consolidation must then be authorized by: (a) a special resolution of the shareholders of each company; and (b) such other authorization, if any, as may be specified in such constituent company’s articles of association. No shareholder resolution is required for a merger between a parent company (i.e., a company that holds issued shares that together represent 90% of the votes at a general meeting of the subsidiary company) and its subsidiary company if a copy of the plan of merger is given to every member of each subsidiary company to be merged unless that member agrees otherwise. The consent of each holder of a fixed or floating security interest of a constituent company must be obtained, unless the court waives such requirement. If the
Cayman Islands Registrar of Companies is satisfied that the requirements of the Companies Act (which includes certain other formalities) have been complied with, the Registrar of Companies will register the plan of merger or consolidation.

Where the merger or consolidation involves a foreign company, the procedure is similar, save that with respect to the foreign company, the directors of the Cayman Islands exempted company are required to make a declaration to the effect that, having made due enquiry, they are of the opinion that the following requirements have been met: (i) that the merger or consolidation is permitted or not prohibited by the constitutional documents of the foreign company and by the laws of the jurisdiction in which the foreign company is incorporated, and that those laws and any requirements of those constitutional documents have been or will be complied with; (ii) that no petition or other similar proceeding has been filed and remains outstanding or order made or resolution adopted to wind up or liquidate the foreign company in any jurisdictions; (iii) that no receiver, trustee, administrator or other similar person has been appointed in any jurisdiction and is acting in respect of the foreign company, its affairs or its property or any part thereof; and (iv) that no scheme, order, compromise or other similar arrangement has been entered into or made in any jurisdiction whereby the rights of creditors of the foreign company are and continue to be suspended or restricted.

Where the surviving company is the Cayman Islands exempted company, the directors of the Cayman Islands exempted company are further required to make a declaration to the effect that, having made due enquiry, they are of the opinion that the following requirements have been met: (i) that the foreign company is able to pay its debts as they fall due and that the merger or consolidation is bona fide and not intended to defraud unsecured creditors of the foreign company; (ii) that in respect of the transfer of any security interest granted by the foreign company to the surviving or consolidated company (a) consent or approval to the transfer has been obtained, released or waived; (b) the transfer is permitted by and has been approved in accordance with the constitutional documents of the foreign company; and (c) the laws of the jurisdiction of the foreign company with respect to the transfer have been or will be complied with; (iii) that the foreign company will, upon the merger or consolidation becoming effective, cease to be incorporated, registered or exist under the laws of the relevant foreign jurisdiction; and (iv) that there is no other reason why it would be against the public interest to permit the merger or consolidation.

The Companies Act also includes statutory provisions that facilitate the reconstruction and amalgamation of companies, provided that such a scheme of arrangement is approved by (i) in respect of shareholders, 75% in value of the shareholders or each class of shareholder who attend and vote, either in person or by proxy, at a meeting or meetings convened for that purpose;
or (ii) in respect of creditors, a majority in number representing 75% in value of creditors or each class of creditors who attend and vote, either in person or by proxy, at a meeting or meetings convened for that purpose.

The convening of the scheme meetings and subsequently the terms of the arrangement must be sanctioned by the Grand
Court of the Cayman Islands. While a dissenting shareholder has the right to express to the court the view that the transaction ought not to be approved, the court can be expected to approve the arrangement if it determines that:

Link to Table of Contents

●	the company is not proposing to act illegally or beyond the scope of its corporate authority and the statutory provisions as to majority vote have been complied with;

●	the shareholders have been fairly represented at the meeting in question and the classes properly delineated;

●	the scheme of arrangement is such as a businessperson would reasonably approve; and

●	the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Act or that would amount to a “fraud on the minority”.
If a scheme of arrangement is thus approved, the dissenting shareholders would have no rights comparable to appraisal rights, which would otherwise ordinarily be available to dissenting shareholders of a Delaware corporation.

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

We are an exempted company limited by shares incorporated under the laws of the Cayman Islands and conduct a majority of our operations outside the United States. A significant amount of our assets are located outside the United States. A majority of our officers and directors reside outside the United States and substantial portion of the assets of those persons are located outside of the United States. As a result, it could be difficult or impossible for you to bring an action against us or against these individuals outside of the United States in the event that you believe that your rights have been infringed upon under the applicable securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands could render you unable to enforce a judgment against our assets or the assets of our directors and officers.

Our corporate affairs are governed by our Articles, the Companies Act and the common law of the Cayman Islands. The rights of shareholders to take legal action against our directors and us, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the
Cayman Islands. The common law of the Cayman Islands is derived in part from judicial precedent in the Cayman Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the laws of the Cayman Islands are not as clearly defined as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, you may have more difficulty protecting your interests than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less well developed Cayman Islands law in this area.

Shareholders of Cayman Islands exempted companies such as ours have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders. Our directors have discretion under our Articles to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

The courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United
States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the
United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met.
For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

We are not aware nor have we been advised of any reported class action having been brought in a Cayman Islands court.

Link to Table of Contents
Derivative actions have been brought in the Cayman Islands courts, and the Cayman Islands courts have confirmed the availability for such actions. In most cases, we will be the proper plaintiff in any claim based on a breach of duty owed to us, and a claim against (for example) our officers or directors usually may not be brought by a shareholder. However, based both on Cayman Islands authorities and on English authorities, which would in all likelihood be of persuasive authority and be applied by a court in the Cayman Islands, exceptions to the foregoing principle apply in circumstances in which:

●	a company is acting, or proposing to act, illegally or beyond the scope of its authority;
●	the act complained of, although not beyond the scope of the authority, could be effected if duly authorized by more
●	than the number of votes which have actually been obtained; or
●	those who control the company are perpetrating a “fraud on the minority.”

A shareholder may have a direct right of action against us where the individual rights of that shareholder have been infringed or are about to be infringed.

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

At December 31, 2022, David Einhorn owned 18.0% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro-rata to holders of Class A ordinary shares according to their percentage interest in the Company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

We do not intend to pay dividends on our Class A ordinary shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.

We do not intend to declare and pay dividends on our Class A ordinary shares for the foreseeable future. Therefore, you are not likely to receive any dividends on your Class A ordinary shares for the foreseeable future. The success of an investment in our Class A ordinary shares will depend upon any future appreciation in their value. There is no guarantee that our Class A ordinary shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares.

In the event that we did declare a dividend, such dividends and other distributions on issued and outstanding ordinary shares may only be paid out of the funds of the Company lawfully available for such purpose. Dividends and other distributions will be distributed among the holders of our Class A ordinary shares on a pro rata basis

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

Passive Foreign Investment Company. Significant potential adverse United States federal income tax consequences, including certain reporting requirements, generally apply to any United States person who owns shares in a passive foreign investment company, or a “PFIC”. We do not expect that any of Greenlight Capital Re, Greenlight Re, or GRIL will be a PFIC for the current taxable year. However, we cannot provide assurance that none of Greenlight Capital Re, Greenlight Re, or GRIL will be a PFIC for the current taxable year or any future taxable year.

In general, any of Greenlight Capital Re, Greenlight Re or GRIL would be a PFIC for a taxable year if either (i) 75% or more of its income constitutes “passive income” or (ii) 50% or more of its assets produce “passive income”, or are held for the production of passive income. Passive income generally includes interest, dividends and other investment income. However, under an “active insurance” exception, income is not treated as passive if it is derived in the active conduct of an insurance business by a qualifying insurance corporation. A qualifying insurance corporation is an insurance company which has applicable insurance liabilities, as reported on its annual financial statement, exceeding 25% of its total assets. Applicable insurance liabilities means, with respect to our property and casualty reinsurance business, reserves for loss and loss adjustment expenses, and excluding unearned premium reserves.

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

Link to Table of Contents
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

Controlled Foreign Corporation. United States persons who, directly or indirectly or through attribution rules, own 10% or more of the total combined voting power or value of our shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the CFC rules, each United States 10% shareholder must annually include their pro-rata share of the CFC’s “subpart F income” and “global intangible low-tax income” in their gross income in the year earned by the CFC, even if no distributions are made. In general, a foreign insurance company will be treated as a CFC only if during the taxable year United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the entity’s shares. We believe that the dispersion of our Class A ordinary shares among holders and the restrictions placed on transfer, issuance or repurchase of our Class A ordinary shares , will in most cases prevent shareholders who acquire Class A ordinary shares from being United States 10% shareholders. We cannot provide assurance, however, that these rules will not apply to you if you are or become a United States 10% shareholder. In particular, recent changes to the definition of a United States 10% Shareholder, whereby both vote and value are tested, and recent changes to the constructive ownership rules, whereby shares owned by non-United States persons can be attributed to United States persons, may increase the likelihood of these rules applying. If you are a United States person, we strongly urge you to consult your own tax advisor concerning the CFC rules.

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
On December 22, 2017, the TCJA was signed into law. The TCJA provides a bright-line test that a non-U.S. insurance company only will receive the benefit, for passive foreign investment company purposes, of being engaged in the active conduct of an insurance business if its applicable insurance liabilities constitute more than 25% of its total assets. For this purpose, the term “applicable insurance liabilities” does not include unearned premium reserves. One of the TCJA’s potential impacts is that this limitation could result in the treatment of offshore insurers or reinsurers that write business on a low frequency/high severity basis, such as property catastrophe companies and financial guaranty companies, as PFICs, as significant reserves for losses may not be recorded until a catastrophic event actually occurs. Accordingly, subject to any future corrections or clarifications that may be made to the TCJA, or any additional regulations that may be promulgated thereunder, the Company will be treated as a PFIC for any taxable year in which it does not meet the bright-line applicable insurance liabilities requirement of the TCJA.

At December 31, 2022, 2021, and 2020 the Company met the bright-line applicable insurance liabilities test. However, there is still substantial uncertainty regarding the application of the test. The Company cannot guarantee that it will continue to meet the bright-line applicable insurance liabilities test in future periods. In the event that the Company cannot meet this test, shareholders that are United States persons will be subject to United States income taxation on the Company’s undistributed earnings.

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

We currently expect that the Company would not be a PFIC for the 2023 taxable year under the rules described above, were they effective for such year. However, the rules are subject to varying interpretations and are highly dependent on the facts and circumstances, which may change from year to year or within a year. We can offer no assurance whether, in what form or when the 2020 Proposed Regulations could be adopted. We also can offer no assurance as to the potential impact of the 2020 Proposed Regulations or the 2020 Final Regulations for the Company in any year.

We are monitoring developments with respect to both the applicable insurance liabilities test and the IRS regulations. At this time, we cannot predict whether or what, if any, additional regulations will be adopted or additional legislation will be enacted. If regulations are adopted or legislation enacted that cause us to fail to meet the requirements of the insurance company

Link to Table of Contents
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

The regulatory and tax environment globally is evolving, and changes in the regulation or taxation of the Company and its assets may materially adversely shareholders. The TCJA among other things, made significant changes to the rules applicable to the taxation of the Company and its assets, such as changing the rules applicable to active insurance income for passive foreign investment company purposes (discussed above), changing rules applicable to controlled foreign investment company purposes, new base erosion rules, changing the general corporate tax rate to a flat 21% rate, modifying the rules regarding limitations on certain deductions, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, and the migration from a worldwide system of taxation to a modified territorial system. At this time the ultimate outcome of the legislation on the Company and its shareholders is uncertain and could be adverse. Shareholders should consult their own tax advisors regarding potential changes in tax laws.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Link to Table of Contents
ITEM 2. PROPERTIES

We currently occupy our office space in Grand Cayman, Cayman Islands under an operating lease arrangement which expires in 2026. Additionally, we have an operating lease agreement for office space in Dublin, Ireland which expires in 2031, but provides us an option to terminate the lease in 2026 without any penalty. We believe that for the foreseeable future the office spaces in the Cayman Islands and Ireland will be sufficient for conducting our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and number of holders

Our Class A ordinary shares began publicly trading on the Nasdaq Global Select Market on May 24, 2007, under the symbol “GLRE.”

At March 3, 2023, the number of holders of record of our Class A ordinary shares was approximately 54, not including beneficial owners of shares registered in nominee or street name who represent approximately 91.7% of the Class A ordinary shares issued and outstanding.

Dividends

Since inception, we have not paid any cash dividends on our Class A ordinary shares or Class B ordinary shares, or collectively, our ordinary shares.

Holders of ordinary shares are entitled to receive dividends when, as, and if declared by the Board of Directors in accordance with the provisions of our Articles and the Companies Law. In the event of a liquidation, dissolution, or winding-up of the Company, the holders of ordinary shares are entitled to share equally and ratably in our assets, if any remain after the payment of all of our debts and liabilities and the liquidation preference of any outstanding preferred shares.

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. Our Board of Directors would only approve a dividend after taking into account our capital and liquidity position. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position, and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends are discretionary, and our Board of Directors may, at any time, modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. At December 31, 2022, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Link to Table of Contents
Performance Graph

Presented below is a line graph comparing the yearly change in the cumulative total shareholder return on our Class A ordinary shares for the five year period commencing December 31, 2017 through December 31, 2022 against the total return index for the Russell 2000 Index, or RUT, and the S&P 500 Property & Casualty Insurance Index, or S&P Insurance Index, for the same period. The performance graph assumes $100 invested on December 31, 2017 in the ordinary shares of Greenlight Capital Re, the RUT and the S&P Insurance Index. The performance graph also assumes that all dividends are reinvested.

Share Price Performance
Return ($)
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
50
40
30
20
10
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
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

There were no share repurchases made under the plan during the three months ended December 31, 2022.

Link to Table of Contents

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,”  or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and its wholly-owned subsidiaries, Greenlight Reinsurance, Ltd, (“Greenlight Re”), Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), Greenlight Re Marketing (UK) Limited (“Greenlight Re UK”), and Verdant Holding Company, Ltd. (“Verdant”), and Greenlight Innovation Syndicate 3456 (“Syndicate 3456”), unless the context dictates otherwise. References to our “Ordinary Shares” refer collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

The following is a discussion and analysis of our results of operations for the years ended December 31, 2022 and 2021 and financial condition at December 31, 2022 and 2021.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because we included that disclosure in our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 8, 2022. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the fiscal year ended December 31, 2021, compared to the fiscal year ended December 31, 2020.

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

The Company’s subsidiaries hold an A.M. Best Financial Strength Rating of A- (Excellent) with a stable outlook.

Outlook and Trends

We operate in a business where we expect volatility in our underwriting results. Hurricane Ian, which struck the southeast U.S. in September 2022, is likely to prove one of the costliest natural disasters ever in terms of insured losses. This storm, the Russian-Ukraine conflict, and several smaller events have combined to make 2022 another challenging year for companies that participate in the global reinsurance market. We were not immune from these events; our combined ratio for the year ended December 31, 2022, was 102.3%.

Further, the ongoing Russian-Ukrainian conflict has resulted in the U.S., United Kingdom, European Union, and other countries imposing financial and economic sanctions, which have caused disruption in the global economy and have increased economic and geopolitical uncertainty. If this conflict is prolonged, we and other reinsurers may incur additional losses in future periods.

Link to Table of Contents

The continuing widespread inflation is a significant concern to the industry, as it can add uncertainty to the cost of claims, particularly for classes of business with long payout tails. As a result, it creates pricing challenges for new business and valuation challenges in claims reserves. We are addressing these concerns in multiple ways:

•Our underwriting strategy focuses on relatively short-tailed business, which is inherently less exposed to inflation than long-tailed lines. We estimate the payout duration of our existing reserves at approximately two years.
•We incorporate inflation assumptions in all our pricing and reassess these assumptions frequently.
•We are minimizing our exposure to classes that are experiencing severe supply-chain-driven inflation.

The rising interest rate environment has had a mixed impact on our financial results. While we have experienced losses driven by fixed-income securities held by Lloyd’s syndicates in which we participate, the higher interest rates have improved the yield on our restricted cash and cash equivalents. To the extent interest rates continue to increase, we expect to see these trends continue.

The combination of the recent loss events, continued inflation, and rising interest rates led to a significant reduction in the amount of reinsurance capital available for deployment, which in turn has led to market conditions that we consider more favorable than any we have experienced in more than a decade. The January 1 renewal season saw widespread pricing improvements in the aviation, war and terror, and marine classes and even higher increases in the property catastrophe rates. These short-tailed specialty and property catastrophe classes represents a significant portion of our 2023 business plan. Elsewhere in our portfolio, average percentage rate improvements were in the single digits.

Additionally, we continue to be encouraged by our Innovations unit, whose central objective is to enhance our underwriting return and risk profile by establishing a range of strategic partnerships. Our Innovations-related premiums, included premiums written by Syndicate 3456, accounted for approximately 18% of our net premiums written in 2022. We see the potential for significant growth from Innovations-derived underwriting opportunities in the future.

SILP generated a net return of 25.3% in 2022, compared to an 18.1% loss for the S&P 500 index. Effective January 1, 2023, the Company increased its allocation to SILP to a maximum of 60% of surplus.

Segments

We have one operating segment, Property & Casualty reinsurance, and we analyze our business based on the following categories:

●	Property
●	Casualty
●	Other

Property business covers personal lines, commercial lines exposures and automobile physical damage. Property business includes both catastrophe and non-catastrophe coverage. We expect property business to account for a small portion of our overall catastrophe exposure.

Casualty business covers general liability, motor liability, professional liability, and workers’ compensation exposures. The Company’s multi-line business includes the Funds at Lloyd’s business. As our Lloyd’s syndicate contracts incorporate property (including incidental catastrophe), casualty, and other exposures, we categorize them as multi-line (and therefore casualty) business. However, these contracts are composed of primarily short-tailed risks.

Other business covers accident and health, financial (including transactional liability, mortgage insurance, surety, and trade credit), marine, energy, as well as other specialty business such as aviation, crop, cyber, political, and terrorism exposures.

Revenues

We derive our revenues from two principal sources:

●	premiums from reinsurance on property and casualty business assumed (net of any premiums ceded); and
●	income from investments.

Link to Table of Contents
We recognize premiums written as revenues, net of any applicable underlying reinsurance coverage, over the term of the related policy or contract. Depending on the contract structure, the earnings period could be the same as the reinsurance contract or based on the terms of the underlying insurance policies.

Income from our investments is primarily composed of:

●	income (or loss) generated from our investment in SILP;
●	gains (or losses) from our other investments, including Innovations and investments accounted for under the equity method;
●	interest income on our restricted cash and cash equivalents and Funds at Lloyd’s;
●	foreign exchange gains (or losses); and
●	interest income and gains (or losses) from promissory notes receivable.

 In addition, we may from time to time derive other income from interest on deposit-accounted contracts, fees generated from advisory services, and fees relating to overrides, profit commissions, and fees due upon the early termination of contracts.

Expenses

Our expenses consist primarily of the following:

●	underwriting losses and loss adjustment expenses;
●	acquisition costs;
●	general and administrative expenses;
●	interest expense;
●	investment-related expenses.

The extent of our loss and LAE is a function of the amount and type of reinsurance contracts we write and the loss experience of the underlying coverage. As described below, loss and loss adjustment expenses include an actuarially determined estimate of losses incurred, including losses incurred during the period and changes in estimates from prior periods. The period over which we pay loss and LAE reserves depends on the nature of the coverage provided and generally extends over multiple years.

Acquisition costs consist primarily of brokerage fees, ceding commissions, premium taxes, profit commissions, letters of credit and trust fees, and federal excise taxes. We amortize deferred acquisition costs relating to successfully bound reinsurance contracts over the related contract term.

General and administrative expenses consist primarily of salaries and benefits and related costs, including costs associated with our incentive compensation plan, bonuses, and stock compensation expenses. General and administrative expenses also include professional fees, travel and entertainment, information technology, rent, and other general operating costs. General and administrative expenses reported in our consolidated statements of operations include both underwriting and corporate expenses.

Interest expense consists of interest paid and accrued on senior convertible notes and the amortization of issuance expenses. In addition, we incur interest expenses on some deposit-accounted contracts.

Investment-related expenses primarily consist of management fees and performance compensation paid to the investment advisor. We net these expenses against investment income (loss) in our consolidated statements of operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I. Item IA. — Risk Factors,” cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition, or liquidity. We believe the following accounting policies affect the more significant estimates used to prepare our consolidated financial statements. We have summarized the descriptions below for clarity. We have included a more detailed description of our significant accounting policies and recently issued accounting standards in Note 2 to the consolidated financial statements.

Link to Table of Contents

Premium Revenues and Risk Transfer. We record our property and casualty reinsurance premiums as premiums written based on contract terms and information received from ceding companies and their brokers. Excess of loss reinsurance contracts typically state premiums as a percentage of the subject premiums written by the client, subject to a minimum and deposit premium. The minimum and deposit premium is generally based on an estimate of subject premiums expected to be written by the client during the contract term. The minimum and deposit premium is reported initially as premiums written and adjusted, if necessary, in subsequent periods once the actual subject premium is known.

Certain contracts provide for reinstatement premiums in the event of a loss. Reinstatement premiums are written and earned when a triggering loss event occurs.

Our clients estimate the gross premiums they expect to write at the contract’s inception for each proportional contract we underwrite. Our underwriters initially utilize the client’s estimate to determine our best estimate. In subsequent periods, we adjust our estimates based on our client’s actual reports and our expectations of market conditions for the applicable line of business. As the contract progresses, we monitor premiums received in conjunction with the client’s correspondence to refine our estimate. Variances from initial gross premiums estimates are generally greater for proportional contracts than for non-proportional ones. We earn premiums over the risk coverage period. Unearned premiums represent the unexpired portion of reinsurance provided.

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

We confirm the accuracy and completeness of premiums reported by our clients by reviewing the client’s statutory filings, where available, or performing an audit of the client under the contract terms. Discrepancies between premiums ceded and reported under a contract are, in our experience, rare. To date, we have not had any material difference in premiums reported by a client that required a formal dispute resolution process.

Assessing whether a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based in part on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk to merit reinsurance accounting treatment, we report the premium we receive as a deposit liability. Similarly, we report the premium we pay as a deposit asset for ceded contracts that do not transfer sufficient risk to merit reinsurance accounting. Any income and expense on deposit-accounted contracts is calculated using the interest method and recorded in the consolidated statements of operations under the captions “Other income (expense)” and “Deposit interest expense,” respectively.

Investments. We carry our investment in SILP at fair value, based on the most recent net asset value obtained from SILP’s third-party administrator. The caption “Other investments” in our consolidated balance sheets includes private and unlisted equity securities that do not have readily determinable fair values. We determine these private equity securities’ carrying value based on the original cost, less impairment, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting date, we qualitatively consider whether the investment is impaired on the basis of certain impairment indicators. If we determine that the equity security is impaired on the basis of the qualitative assessment and the estimated fair value is less than the carrying value, we recognize an impairment loss in the caption “Net investment income (loss)” in the consolidated statements of operations. We determine realized gains and losses from other investments based on the specific identification method (by reference to cost or amortized cost, as appropriate). These gains and losses are included in the captions “Net investment income (loss)” in the consolidated statements of operations.

Link to Table of Contents
Loss and Loss Adjustment Expense Reserves. Estimating our loss and LAE reserves involves a considerable degree of judgment, and our estimates as of any given date are inherently uncertain. Estimating loss and LAE reserves requires us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in legal environments, inflation, loss amplification, foreign exchange movements, and other factors. These estimates and judgments are based on numerous considerations and are often revised as (i) we receive changes in loss amounts reported by ceding companies and brokers; (ii) we obtain additional information, experience, or other data; (iii) we develop new or improved methodologies; or (iv) we observe changes in the legal environment.

Our loss and LAE reserves relating to short-tail property risks are typically reported to us and settled more promptly than those relating to long-tail risks. However, the timeliness of loss reporting can be affected by such factors as the nature of the event causing the loss, the location of the loss, whether the loss is from policies in force with primary insurers or with reinsurers, and where our exposure falls within the cedent’s overall reinsurance program.

Our loss and LAE reserves are composed of case reserves (based on claims reported to us) and IBNR reserves, including the associated claims handling costs.

We determine case reserve estimates based on loss reports received. We determine our IBNR reserve estimates using standard actuarial methods and a combination of our own historical and current loss experience, insurance industry loss experience, assessments of pricing adequacy trends, and our professional judgment. In estimating our IBNR reserve, we estimate the total ultimate loss and LAE we expect to incur and subtract paid claims and case reserves.

The nature and extent of our judgment in the reserving process depend in part upon the type of business. Some of our property treaty reinsurance contracts represent business with a low frequency of claims occurrence and a high potential loss severity, such as claims arising from natural catastrophes. Given the nature of these events, traditional actuarial reserving methods may not be reliable indicators of the final outcome. As such, for contracts or losses of this type, we estimate the ultimate cost associated with a single loss event rather than perform analysis on the historical development patterns of past events to estimate the ultimate losses for an entire accident year. We estimate our reserves for these large events on a by-contract basis by reviewing policies with known or potential exposure to a particular loss event.

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

Time lags are inherent in loss reporting, especially in the case of excess-of-loss reinsurance contracts. The time lags, coupled with the combined characteristics of low claim frequency and high claim severity on such contracts, make the available data less useful for predicting ultimate losses.

In the case of proportional contracts, we rely on an analysis of a cedent’s historical experience, industry information, and the underwriters’ professional judgment in estimating reserves. We also utilize ultimate loss ratio forecasts when reported by cedents and brokers, which are ordinarily subject to three to six-month lags for proportional business. Due to our reliance on ceding companies for claims reporting, our reserve estimates are highly dependent on ceding companies’ judgment. Furthermore, during the loss settlement period, which may last several years, additional facts regarding individual claims and trends will often become known, and case law may change, affecting ultimate expected losses.

Link to Table of Contents
Since we rely on ceding company data in establishing our loss and LAE reserves, we maintain procedures designed to mitigate the risk that such information is incomplete or inaccurate. These procedures include: (i) comparisons of expected premiums to reported premiums, which helps us to identify delinquent client periodic reports; (ii) ceding company audits to identify inaccurate or incomplete reporting of claims and ensure that claims are actively and appropriately managed in line with agreed protocols and settlement authority limits; and (iii) underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. These procedures are incorporated in our internal controls and are regularly evaluated and amended as market conditions, risk factors, and unanticipated areas of exposure develop.

We engage an independent third-party actuarial firm to perform a quarterly reserve review and annually opine on the reasonableness and adequacy of the aggregate loss reserves. We provide the third-party actuarial firm with our pricing models, reserving analysis, and other data. The actuarial firm may also inquire about the various assumptions and estimates used in the reserving analysis. The actuarial firm independently creates its own reserving models based on industry loss information, augmented by client-specific loss information and independent assumptions and estimates. Based on various reserving methodologies that the actuarial firm considers appropriate, it creates a loss reserve estimate for each segment in the portfolio. It recommends an aggregate loss reserve, including IBNR. In the event of material differences between our aggregated booked reserves and the actuarial firm's recommended reserves, the reserving committee would be notified, with the reserves adjusted as deemed appropriate. To date, there have been no material differences resulting from the external actuary’s reviews requiring adjustments to our booked reserves.

We monitor the development of our prior-year losses during subsequent calendar years by comparing the actual reported losses against previous estimates and current expectations. The analysis of this loss development is important to the ongoing refinement of our reserving assumptions. Each additional year of loss experience with a given cedent provides additional insight into the accuracy and timeliness of previously reported information.

Estimating loss reserves for our book of longer-tail casualty reinsurance business, which we write on both a proportional and non-proportional basis, involves further uncertainties. In addition to the uncertainties described above, casualty business is generally subject to longer reporting lags than property business, and claims often take several years to settle. During this period, additional factors and trends will be revealed, and we may adjust our reserves accordingly. Therefore, any factors that extend the time until our cedents settle claims add uncertainty to the reserving process.

The uncertainties inherent in the reserving process and the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in our loss and LAE reserves being materially greater or less than the loss and LAE reserves we initially established. We reflect adjustments to our loss and LAE reserves in our financial results during the period they are determined. Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove redundant or impairing our results if the prior year reserves prove insufficient.

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

Share-Based Payments. We have established a stock incentive plan for directors, employees, and consultants. We recognize share-based compensation transactions using the fair value at the award’s grant date. We calculate the compensation for restricted stock awards and restricted stock units (“RSUs”) based on the price of the Company’s common shares at the grant date. For restricted stock awards that include both service and performance conditions, we recognize the associated expense when we determine that it is probable that the performance conditions will be achieved. For restricted stock awards with only service conditions, we recognize the associated expense, adjusted for estimated forfeitures, over the vesting period. We estimate the forfeiture rate for restricted stock awards and RSUs based on our historical experience and expectations of future forfeitures. The forfeiture rate reduces the unamortized grant date fair value of unvested outstanding restricted stock awards and RSUs and the associated stock compensation expense. As restricted shares and RSUs are forfeited, we reduce the number of outstanding restricted shares and RSUs and compare the remaining unamortized grant date fair value to the assumed forfeiture levels, adjusting the unamortized balance as necessary. For the year ended December 31, 2022, we have assumed a forfeiture rate of 8.0% (2021: 9.0% and 2020: 7.0%) for restricted stock awards and RSUs granted.

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

These non-GAAP financial measures are described below.

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

The following table presents a reconciliation of the non-GAAP financial measures basic and fully diluted book value per share to the most comparable U.S. GAAP measure:

Link to Table of Contents

	December 31, 2022	December 31, 2021	December 31, 2020
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic and fully diluted book value per share)	$503,120	$475,663	$464,857
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding as presented in the Company’s consolidated balance sheets	34,824,061	33,844,446	34,514,790
Less: Unearned performance-based restricted shares granted after December 31, 2021	(516,489)	—	—
Denominator for basic book value per share	34,307,572	33,844,446	34,514,790
Add: In-the-money stock options, service-based RSUs granted, and earned performance-based RSUs granted	187,750	154,134	116,722
Denominator for fully diluted book value per share	34,495,322	33,998,580	34,631,512
Basic book value per share	$14.66	$14.05	$13.47
Increase (decrease) in basic book value per share ($)	$0.61	$0.58	$0.57
Increase (decrease) in basic book value per share (%)	4.3%	4.3%	4.4%

Fully diluted book value per share	$14.59	$13.99	$13.42
Increase (decrease) in fully diluted book value per share ($)	$0.60	$0.57	$0.54
Increase (decrease) in fully diluted book value per share (%)	4.3%	4.2%	4.2%

(1) For periods prior to January 1, 2022, all unvested restricted shares are included in the “basic” and “fully diluted” denominators. Restricted shares with performance-based vesting conditions granted after December 31, 2021, are included in the “basic” and “fully diluted” denominators to the extent that the Company has recognized the corresponding share-based compensation expense. At December 31, 2022, the aggregate number of unearned restricted shares with performance conditions not included in the “basic” and “fully diluted” denominators was 709,638 (2021: 193,149; 2020: 193,149).

Net Underwriting Income (Loss)

One way that we evaluate the Company’s underwriting performance is by measuring net underwriting income (loss). We do not use premiums written as a measure of performance. Net underwriting income (loss) is a performance measure used by management to evaluate the fundamentals underlying the Company’s underwriting operations. We believe that the use of net underwriting income (loss) enables investors and other users of the Company’s financial information to analyze our performance in a manner similar to how management analyzes performance. Management also believes this measure follows industry practice and allows the users of financial information to compare the Company’s performance with that of our industry peer group.

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used to calculate net income before taxes under U.S. GAAP. We calculate net underwriting income (loss) as net premiums earned, plus other income relating to reinsurance and deposit-accounted contracts, less deposit interest expense, less net loss and loss adjustment expenses, acquisition costs, and underwriting expenses. The measure excludes, on a recurring basis: (1) investment income (loss); (2) other income (expense) not related to underwriting, including foreign exchange gains or losses, Lloyd’s interest income and expense, and adjustments to the allowance for expected credit losses; (3) corporate general and administrative expenses; and (4) interest expense. We exclude total investment income or loss, foreign exchange gains or losses, Lloyd’s interest income or expense and expected credit losses as we believe these items are influenced by market conditions and other factors unrelated to underwriting decisions. We exclude corporate and interest expenses because these costs are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process, and including them could hinder the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income before income taxes.

Link to Table of Contents
The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Year ended December 31
	2022	2021	2020
	($ in thousands)
Income (loss) before income tax	$24,526	$21,324	$4,290
Add (subtract):
Total investment (income) loss	(68,983)	(50,152)	(25,532)
Other non-underwriting (income) expense	11,777	880	(686)
Corporate expenses	17,793	16,489	14,036
Interest expense	4,201	6,263	6,280
Net underwriting income (loss)	$(10,686)	$(5,196)	$(1,612)

Link to Table of Contents
Results of Operations

The table below summarizes our operating results for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$563,171	$565,393	$479,791
Gross premiums ceded	(33,429)	(41)	(2,268)
Net premiums written	529,742	565,352	477,523
Change in net unearned premium reserves	(60,265)	(26,073)	(22,112)
Net premiums earned	469,477	539,279	455,411
Underwriting related expenses
Net loss and loss adjustment expenses incurred
Current year	316,367	389,080	333,096
Prior year *	118	(14,100)	4,737
Net loss and loss adjustment expenses incurred	316,485	374,980	337,833
Acquisition costs	143,148	144,960	109,288
Underwriting expenses	13,813	12,880	12,365
Deposit accounting and other reinsurance expense (income)	6,717	11,655	(2,463)
Net underwriting income (loss) [1]	(10,686)	(5,196)	(1,612)

Income (loss) from investment in related party investment fund	54,844	18,087	4,431
Net investment income (loss)	14,139	32,065	21,101
Total investment income (loss)	$68,983	$50,152	$25,532
Net underwriting and investment income (loss)	$58,297	$44,956	$23,920

Corporate expenses	$17,793	$16,489	$14,036
Other (income) expense, net	11,777	880	(686)
Interest expense	4,201	6,263	6,280
Income tax expense (benefit)	(816)	3,746	424
Net income (loss)	$25,342	$17,578	$3,866

Earnings (loss) per share (Class A and Class B)
Basic	$0.75	$0.51	$0.11
Diluted	$0.73	$0.51	$0.11

Underwriting ratios
Loss ratio - current year	67.4%	72.1%	73.1%
Loss ratio - prior year	—%	(2.6)%	1.1%
Loss ratio	67.4%	69.5%	74.2%
Acquisition cost ratio	30.5%	26.9%	24.0%
Composite ratio	97.9%	96.4%	98.2%
Underwriting expense ratio	4.4%	4.5%	2.2%
Combined ratio	102.3%	100.9%	100.4%
* The net financial impacts associated with changes in the estimate of losses incurred in prior years, which incorporate earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs, were a loss of $12.2 million in 2022, a gain of $8.3 million in 2021, and a loss of $3.7 million in 2020.

1 Net Underwriting income (loss) is a non-GAAP financial measure. See “— Key Financial Measures and Non-GAAP Measures” above for discussion and reconciliation of non-GAAP financial measures.

Link to Table of Contents

Year ended December 31, 2022, compared to 2021

For the year ended December 31, 2022, fully diluted book value per share increased by $0.60, or 4.3%, to $14.59 per share from $13.99 per share at December 31, 2021. For the year ended December 31, 2022, basic book value per share increased by $0.61, or 4.3%, to $14.66 per share from $14.05 per share at December 31, 2021. The increase in fully diluted book value per share during the year ended December 31, 2022, is net of $0.07, or 0.5%, adverse impact relating to the adoption of ASU 2020-06 (see Note 2 of the accompanying consolidated financial statements for recently issued accounting standards adopted).

For the year ended December 31, 2022, our net income was $25.3 million, compared to net income of $17.6 million reported for the equivalent 2021 period.

The developments that most significantly affected our financial performance during the year ended December 31, 2022, compared to the equivalent 2021 period, are summarized below:

•Underwriting: The underwriting loss for the year ended December 31, 2022, was $10.7 million, driven primarily by $13.6 million of losses related to the Russian-Ukrainian conflict and $25.7 million of losses related to Hurricane Ian, Typhoon Nanmadol, and wildfires in Tennessee. By comparison, the underwriting loss for the equivalent period in 2021 was $5.2 million, driven by losses from Hurricane Ida, the winter storm Uri, the European floods and hailstorms, U.S. tornados, and South African riots.

Our combined ratio was 102.3% for the year ended December 31, 2022, compared to 100.9% for the same period in 2021. The Russian-Ukrainian conflict and natural catastrophe losses contributed 8.4 percentage points to the combined ratio for the year ended December 31, 2022. During the comparable period in 2021, catastrophe losses contributed 6.1 percentage points to the combined ratio.

•Investments: Our total investment income for the year ended December 31, 2022, was $69.0 million, compared to $50.2 million earned during the equivalent 2021 period. For the year ended December 31, 2022, our investment in SILP reported a gain of $54.8 million, compared to a gain of $18.1 million during the equivalent period in 2021.

Other investment income from our Innovations investments and restricted cash and cash equivalents totaled $14.1 million and $32.1 million during the year ended December 31, 2022, and 2021, respectively.

•Other income (expense): For the year ended December 31, 2022, other expense of $11.8 million was driven primarily by:
◦foreign exchange losses, due mainly to the weakening of the pound sterling against the U.S. dollar; and
◦our share of Lloyd’s syndicates’ investment losses on Funds at Lloyd’s business, which is generally conducted on a funds withheld basis. The Lloyd’s syndicates invest a portion of these funds in fixed-maturity securities and investment funds, which were negatively impacted by rising interest rates and market volatility. We record our share of these mark-to-market adjustments when the syndicates report them to us, generally one quarter in arrears.

Underwriting results

We analyze our business based on three categories: “property,” “casualty,” and “other.”

Link to Table of Contents
Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Year ended December 31
	2022		2021
	($ in thousands)
Property	$85,323	15.2%	$52,947	9.4%
Casualty	325,103	57.7	379,113	67.0
Other	152,745	27.1	133,333	23.6
Total	$563,171	100.0%	$565,393	100.0%

As a result of our underwriting philosophy, the total premiums we write and the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities we identify.

For the year ended December 31, 2022, our gross premiums written decreased by $2.2 million, or 0.4%, compared to the same period in 2021. The changes in gross premiums written for the year ended December 31, 2022, were attributable to the following:

Gross Premiums Written
Year ended December 31, 2022
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$32.4	61.1%
The increase in property gross premiums written during the year ended December 31, 2022, over the comparable 2021 period was due primarily to personal lines business, driven by our Innovations partners. During the 2022 year, we added new Innovations partners to our portfolio, and one of our existing partners grew its personal lines premium volume.

Our decision to reduce or terminate our participation in certain motor business partially offset this increase.

Casualty	$(54.0)	(14.2)%
The decrease in casualty premiums written during the year ended December 31, 2022, over the comparable 2021 period was due primarily to motor and workers’ compensation lines which decreased by $109.7 million and $33.8 million, respectively. These decreases related to contracts on which we elected to reduce or not renew our participation.

Growth in general liability and multi-line premiums, driven primarily by new and renewed Lloyd’s and Innovations-related business, partially offset the decrease in casualty premiums.

Other	$19.4	14.6%
The increase in “other” premiums written during the year ended December 31, 2022, over the comparable 2021 period was due primarily to the following:

•new marine and energy contracts bound during 2022; and
•new contracts bound during 2022 relating to other specialty classes, including Innovations business.

The increase was partially offset by a decrease in health premiums, due primarily to changing certain exposures from a proportional basis to excess of loss.

Premiums Ceded

For the year ended December 31, 2022, our ceded premiums were $33.4 million compared to insignificant ceded premiums for the year ended December 31, 2021. In 2022, we entered into new retrocession agreements to reduce our exposure to marine, energy, health, and property losses.

Link to Table of Contents
Net Premiums Written

Details of net premiums written are provided in the following table:

	Year ended December 31
	2022		2021
	($ in thousands)
Property	$67,680	12.8%	$53,014	9.4%
Casualty	315,935	59.6	379,145	67.0
Other	146,127	27.6	133,193	23.6
Total	$529,742	100.0%	$565,352	100.0%

For the year ended December 31, 2022, net premiums written decreased by $35.6 million, or 6.3%, compared to the year ended December 31, 2021. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Year ended December 31
	2022		2021
	($ in thousands)
Property	$52,397	11.2%	$56,075	10.4%
Casualty	289,820	61.7	351,390	65.2
Other	127,260	27.1	131,814	24.4
Total	$469,477	100.0%	$539,279	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums written during the current and prior periods.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Year ended December 31
	2022		2021
	($ in thousands)
Property	$40,885	12.9%	$45,987	12.3%
Casualty	205,641	65.0	256,830	68.5
Other	69,959	22.1	72,163	19.2
Total	$316,485	100.0%	$374,980	100.0%

The below table summarizes the loss ratios for the years ended December 31, 2022, and 2021:

	Year ended December 31
	2022	2021	Increase / (decrease) in loss ratio points
Property	78.0%	82.0%	(4.0)%
Casualty	71.0	73.1	(2.1)
Other	55.0	54.7	0.3
Total	67.4%	69.5%	(2.1)%

Link to Table of Contents

The changes in net losses incurred for the year ended December 31, 2022, as compared to the year ended December 31, 2021, were attributable to the following:

	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(5.1)	(4.0)%
Our decision to reduce or terminate our participation in certain motor business was the primary driver of the decrease in property losses incurred during the year ended December 31, 2022, compared to the same period in 2021. To a lesser extent, favorable loss development relating to prior years’ catastrophe events also contributed to the decrease in property losses incurred during the year ended December 31, 2022.

The $18.4 million decrease in motor losses was partially offset by the following:

•our growing personal lines portfolio; and
•losses relating to Russian-Ukrainian conflict and natural catastrophes that occurred during 2022, including Hurricane Ian, Typhoons Nanmadol and Hinnamnor, and Tennessee wildfires.

The property loss ratio decreased 4.0 percentage points during the year ended December 31, 2022, over the equivalent 2021 period. This decrease was due primarily to improved loss ratios within the personal and commercial lines business, which was partially offset by higher loss ratio on our shrinking motor business.

Casualty	$(51.2)	(2.1)%
Our decision to reduce or terminate our participation in certain motor and workers’ compensation business was the primary driver of the decrease in casualty losses incurred during the year ended December 31, 2022, compared to the same period in 2021.

The decreases in motor and workers’ compensation losses of $65.3 million and $22.7 million, respectively, were partially offset by higher incurred losses relating to the following:

•Hurricane Ian; and
•growth in our general liability and multi-line contracts.

The casualty loss ratio decreased 2.1 percentage points during the year ended December 31, 2022, over the equivalent 2021 period, due primarily to changes in our business mix. We increased our general liability and multi-line business, which generally incorporates lower loss ratios than the motor and workers’ compensation business it replaced. Adverse loss development on certain motor, workers’ compensation, and multi-line contracts partially offset the loss ratio decreases.

Other	$(2.2)	0.3%
The decrease in “other” losses incurred during the year ended December 31, 2022, compared to the same period in 2021, was due primarily to certain health contracts on which we elected to reduce or not renew our participation. To a lesser extent, the decrease related to the following:
•loss reserves released on certain mortgage contracts; and
•crop losses incurred in the equivalent 2021 period.

The decrease was partially offset by the following:
•losses relating to the Russian-Ukrainian conflict; and.
•growth in transactional liability and marine and energy business.

The “other” loss ratio increased 0.3 percentage points during the year ended December 31, 2022, over the equivalent 2021 period, due primarily due to the decrease in “other” net earned premiums.

Link to Table of Contents
Russian-Ukrainian Conflict

Our loss and loss adjustment expenses from the Russian-Ukrainian conflict relate primarily to marine, energy, political violence, and terrorism (“MEPVT”) policies and whole account contracts, which are included in our Other - Specialty book of business. We have purchased excess of loss reinsurance to reduce our net exposure relating to MEPVT exposures. As of December 31, 2022, we have not recorded any reinsurance recoveries, as the estimated losses had not impacted the excess layers. However, we may generate recoveries under the retroceded contracts if we recognize significant further MEPVT losses from the Russian-Ukrainian conflict.

See “Critical Accounting Policies and Estimates, Loss and Loss Adjustment Expense Reserves” and “Note 7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES” in our Notes to the consolidated financial statements for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table.

	Year ended December 31
	2022		2021
	($ in thousands)
Property	$11,638	8.1%	$11,936	8.2%
Casualty	83,936	58.7	93,499	64.5
Other	47,574	33.2	39,525	27.3
Total	$143,148	100.0%	$144,960	100.0%

The acquisition cost ratios for the years ended December 31, 2022, and 2021, were as follows:

	2022	2021	Increase / (decrease)
Property	22.2%	21.3%	0.9%
Casualty	29.0	26.6	2.4
Other	37.4	30.0	7.4
Total	30.5%	26.9%	3.6%

Link to Table of Contents

The changes in the acquisition cost ratios during the year ended December 31, 2022, compared to the year ended December 31, 2021, were attributable to the following:

	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	0.9%
The increase in property acquisition cost ratio for the year ended December 31, 2022, over the comparable 2021 period, was driven by the higher ceding commissions on our growing portfolio of personal property quota share contracts relative to the reduction in our motor business.

Casualty	2.4%
The increase in the casualty acquisition cost ratio for the year ended December 31, 2022, over the comparable 2021 period, was due primarily to changes in our business mix. The motor and workers’ compensation premiums, which decreased in 2022, generally incorporate a lower ceding commission rate than the general liability and multi-line business, which grew in 2022.

Other	7.4%
The increase in the “other” acquisition cost ratio for the year ended December 31, 2022, over the comparable 2021 period, was due primarily to the following:

•growth in transactional liability business, which carries higher ceding commission rates than most other specialty business;
•increased profit commissions on mortgage contracts driven by favorable loss development;
•new specialty quota share contracts bound in 2022, which incorporate relatively high acquisition costs; and
•decreases health business, which generally carries relatively low ceding commissions.

Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Year ended December 31				Year ended December 31
	2022				2021
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	78.0%	71.0%	55.0%	67.4%	82.0%	73.1%	54.7%	69.5%
Acquisition cost ratio	22.2	29.0	37.4	30.5	21.3	26.6	30.0	26.9
Composite ratio	100.2%	100.0%	92.4%	97.9%	103.3%	99.7%	84.7%	96.4%
Underwriting expense ratio				4.4				4.5
Combined ratio				102.3%				100.9%

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Year ended December 31
	2022	2021
	($ in thousands)
Underwriting expenses	$13,813	$12,880
Corporate expenses	17,793	16,489
General and administrative expenses	$31,606	$29,369

Link to Table of Contents
For the year ended December 31, 2022, general and administrative expenses increased by $2.2 million, or 7.6%, compared to the equivalent 2021 period. The increase was due primarily to (i) a $1.5 million increase in share-based compensation and (ii) $1.1 million of separation and severance costs incurred in 2022. Lower personnel bonus expense partially offset the increase.

For the year ended December 31, 2022, and 2021, general and administrative expenses included $4.7 million and $3.2 million, respectively, of costs related to share-based compensation granted to employees and directors.

Total Investment Income (Loss)

Total investment income (loss) incorporates (i) changes in the net asset value of our investment in SILP managed by DME Advisors, (ii) interest income earned on the restricted cash and cash equivalents pledged as collateral to our clients, and (iii) gains (or losses) and interest on our portfolio of strategic and Innovations investments, and investments accounted for under the equity method. We expect our total investment income, including any change in the net asset value of our investment in SILP, to fluctuate from period to period.

A summary of our total investment income (loss) is as follows:

	Year ended December 31
	2022	2021
	($ in thousands)
Interest and dividend income, net of withholding taxes	$10,865	$200
Change in unrealized gains and losses	9,858	19,560
Realized gains (losses)	—	14,210
Investment-related foreign exchange gains (losses)	(185)	(45)
Interest, dividend, and other expenses	(6,399)	(1,860)
Net investment-related income (loss)	$14,139	$32,065
Income (loss) from investments in related party investment fund	54,844	18,087
Total investment income (loss)	$68,983	$50,152

The caption “Income (loss) from investment in related party investment fund” in the above table is net of management fees paid by SILP to DME Advisors and performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For further information about management fees and performance compensation for the years ended December 31, 2022, and 2021, please refer to Note 3 of the consolidated financial statements.

For the year ended December 31, 2022, the Investment Portfolio managed by DME Advisors reported a gain of 25.3%, compared to a gain of 7.5% for the year ended December 31, 2021. On a gross basis, the long and the short portfolio earned 0.0%, and 26.1%, respectively, while macro and other positions gained 2.0%, during the year ended December 31, 2022. For the year ended December 31, 2022, the most significant contributors to SILP’s investment return were long positions in Twitter and Consol Energy, and a short position in a basket of stocks perceived to be overvalued. The most significant detractors for the year ended December 31, 2022, were long positions in Green Brick Partners, Danimer Scientific, and GoPro.

During the year ended December 31, 2022, some of our Innovations-related investees completed new financing rounds. The associated carry-value increases contributed to a net unrealized gain of $9.9 million (2021: $19.6 million). The unrealized gains are net of a $1.7 million valuation allowance recorded on certain Innovations-related investments during the year ended December 31, 2022 (2021: $0.5 million).

The increase in interest income for the year ended December 31, 2022, was primarily related to our restricted cash and cash equivalents, which benefited from rising U.S. interest rates. The interest, dividend, and other expenses primarily relate to interest payable on funds withheld.

For the year ended December 31, 2021, we realized gains of $14.2 million related to the sale of a strategic investment.

Link to Table of Contents
For the years ended December 31, 2022, and 2021, the gross investment return (loss) on our investments managed by DME Advisors (excluding the investment advisor performance allocation) was composed of the following:

	2022	2021
Long portfolio gains (losses)	—%	24.3%
Short portfolio gains (losses)	26.1	(7.9)
Macro gains (losses)	3.8	(6.0)
Other income and expenses [1]	(1.8)	(2.1)
Gross investment return	28.1%	8.3%
Net investment return [1]	25.3%	7.5%
1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts.

For the years ended December 31, 2022, and 2021, the Investment Portfolio was calculated based on 50% of GLRE Surplus, or the Company's shareholders' equity, as reported in the Company’s then most recent quarterly U.S. GAAP financial statements adjusted monthly for our share of the net profits and net losses reported by SILP during any intervening period (the “adjusted GLRE Surplus”). Effective January 1, 2023, the Investment Portfolio is calculated based on 60% of adjusted GLRE Surplus.

Each month, we post on our website (www.greenlightre.com) the returns from our investment in SILP.

Income Taxes

We are not obligated to pay taxes in the Cayman Islands on either income or capital gains. The Governor-In-Cabinet has granted us an exemption from any income taxes that may be imposed in the Cayman Islands for the 20 years expiring February 1, 2025.

GRIL is incorporated in Ireland and is subject to the Irish corporation tax. We expect GRIL to be taxed at 12.5% on its taxable trading income and 25% on its non-trading income, if any. Greenlight Re UK and GCM are incorporated in the United Kingdom and therefore are subject to the U.K. corporate tax rate of 19% on their profits.

Verdant is incorporated in Delaware and is subject to taxes under the U.S. federal rates and regulations prescribed by the Internal Revenue Service. We expect Verdant’s future taxable income to be taxed at 21%. For the year ended December 31, 2021, the income tax expense of $0.8 million was due primarily to the gain on the sale of our investment in AccuRisk.

At December 31, 2022, we have included a gross deferred tax asset of $2.8 million (December 31, 2021: $3.2 million) in the caption “Other assets” in the Company’s consolidated balance sheets. At December 31, 2022, a valuation allowance of $2.3 million (2021: $2.7 million) partially offset this gross deferred tax asset. We have concluded that it is more likely than not that the Company will fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. We have based this conclusion on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit. We have not taken any other tax positions that we believe are subject to uncertainty or reasonably likely to have a material impact on the Company.

Financial Condition

Total investments

The total investments reported in the consolidated balance sheets at December 31, 2022, was $248.5 million, compared to $231.0 million at December 31, 2021, an increase of $17.5 million, or 7.6%. The increase was primarily related to gains on SILP and Innovations-related investments and the purchase of certificates of deposit. The increase was partially offset by net redemptions from SILP.

At December 31, 2022, 91.6% of SILP’s portfolio was valued based on quoted prices in actively traded markets (Level 1), 6.3% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and a nominal amount was composed of instruments valued based on non-observable inputs (Level 3). At December 31, 2022, 2.1% of SILP’s portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

Link to Table of Contents
At December 31, 2022, 86% of our Innovations-related portfolio was carried at fair value on a nonrecurring basis, measured as of the investees’ most recently completed financing round, and 14% was carried at the original cost.

Other than our investment in SILP (see Notes 3 and 4 of the accompanying consolidated financial statements), we have not participated in transactions that created relationships with unconsolidated entities or financial partnerships, including VIEs, established to facilitate off-balance sheet arrangements.

Cash and cash equivalents; Restricted cash and cash equivalents

Unrestricted cash and cash equivalents decreased by $38.1 million, or 49.9%, from $76.3 million at December 31, 2021, to $38.2 million at December 31, 2022, primarily due to cash used for operations, repurchase of senior convertible debt, purchase of Innovations-related investments and collateral posted to our ceding insurers.
We use our restricted cash and cash equivalents for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash increased by $33.5 million, or 5.3%, from $634.8 million at December 31, 2021, to $668.3 million, at December 31, 2022, primarily due to collateral required by our ceding insurers.

Reinsurance balances receivable

During the year ended December 31, 2022, reinsurance balances receivable increased by $100.2 million, or 24.7%, to $505.6 million from $405.4 million at December 31, 2021. This increase was related primarily to funds withheld by cedents. At December 31, 2022, funds held by cedents were $337.4 million, compared to $246.9 million at December 31, 2021. Funds withheld predominantly relate to premiums withheld by Lloyd’s syndicates and funds contributed by the Company to Lloyd's as security for members’ underwriting activities. The remaining increase related to premiums receivable on new contracts bound during the year ended December 31, 2022.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were composed of the following:

	December 31, 2022			December 31, 2021
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$20,354	$41,361	$61,715	$21,357	$49,486	$70,843
Casualty	146,702	227,979	374,681	151,734	219,949	371,683
Other	17,700	101,372	119,072	17,129	64,355	81,484
Total	$184,756	$370,712	$555,468	$190,220	$333,790	$524,010

During the year ended December 31, 2022, the total gross loss and loss adjustment expense reserves increased by $31.5 million, or 6.0%, to $555.5 million from $524.0 million at December 31, 2021. See Note 7 of the accompanying consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and a description of prior period loss developments.

During the year ended December 31, 2022, total loss and loss adjustment expenses recoverable increased by $2.1 million, or 19.3%, to $13.2 million from $11.1 million at December 31, 2021. See Note 8 of the accompanying consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

For most of the contracts we write, defined limits of liability limit our risk exposure. Once each contract’s limit of liability has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts covering first-dollar exposure, do not contain aggregate limits.

Our property and Lloyd’s business, and to a lesser extent our casualty and other business, incorporate contracts that contain natural peril loss exposure. We currently monitor our catastrophe loss exposure in terms of our PML.

We anticipate that our PMLs will vary from period to period depending upon the modeled simulated losses and the composition of our in-force book of business.

Link to Table of Contents
We monitor our natural peril PMLs on a worldwide basis, with a particular focus on our peak peril regions. When these perils consist of a large geographic area, we split them into sub-regions, where the underlying geographic components can also be considered individual peril zones.

For our natural catastrophe PMLs, we utilize the output of catastrophe models at the 1-in-250-year return period. The 1-in-250-year return period PML means that we believe there is a 0.4% probability that, in any given year, an occurrence of a natural catastrophe will lead to losses exceeding the stated estimate.

It is important to note that PMLs are best estimates based on the modeled data available for each underlying risk. As a result, we cannot provide assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

Our PML estimates incorporate all significant exposure from our reinsurance operations, including coverage for property, marine and energy, motor, and catastrophe workers’ compensation exposures.

At January 1, 2023, our estimated largest PML (net of retrocession and reinstatement premiums) at a 1-in-250-year return period for a single event and in aggregate was $77.5 million and $83.5 million, respectively, both relating to the peril of North Atlantic Hurricane.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions for both a single event loss and aggregate loss measures at the 1-in-250-year return period.

	January 1, 2023
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
	($ in thousands)
North Atlantic Hurricane	$77,503	$83,521
Southeast Hurricane	64,207	65,714
Gulf of Mexico Hurricane	51,106	55,608
Northeast Hurricane	50,603	50,603
North America Earthquake	66,958	69,979
California Earthquake	61,100	64,216
Other N.A. Earthquake	22,914	24,505
Japan Earthquake	21,137	22,586
Japan Windstorm	17,511	19,549
Europe Windstorm	30,758	35,053

Total shareholders’ equity

Total equity reported on the consolidated balance sheet increased by $27.5 million to $503.1 million at December 31, 2022, compared to $475.7 million at December 31, 2021. The increase in shareholders’ equity during the year ended December 31, 2022, was primarily due to the net income of $25.3 million reported for the year, partially offset by the adoption of ASU 2020-06 (see Note 2 of the accompanying consolidated financial statements). For details of other movements in shareholders’ equity, please see the “Consolidated Statements of Changes in Shareholders’ Equity” in the accompanying consolidated financial statements.

Liquidity and Capital Resources

General

Greenlight Capital Re is a holding company with no operations of its own. As a holding company, Greenlight Capital Re has minimal continuing cash needs, most of which are related to the payment of corporate and general administrative expenses and interest expenses. We conduct all our underwriting operations through our wholly-owned reinsurance subsidiaries, Greenlight Re and GRIL, which underwrite property and casualty reinsurance. There are restrictions on Greenlight Re’s and GRIL’s ability to pay dividends described in more detail below. Our current policy is to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

Link to Table of Contents
At December 31, 2022, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance, and ability to meet obligations. They are not evaluations directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

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

Contracts containing such cancellation rights represented approximately 8% of gross premiums written during 2022. We believe if all additional collateral requirements had been triggered at December 31, 2022, additional required collateral would equal approximately $92 million.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest, and general and administrative expenses. At December 31, 2022, all of our investable assets, excluding strategic and Innovations investments and funds required for business operations and capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We can redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. At December 31, 2022, the majority of SILP’s long investments were composed of cash and cash equivalents and publicly traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our consolidated statements of operations for each reporting period.

For the years ended December 31, 2022, and 2021, the net cash used in operating activities was $31.8 million and $56.3 million, respectively. The net cash used in operating activities was used primarily for our underwriting activities and for payment of corporate and general administrative expenses. Generally, if the premiums collected exceed claim payments within a given period, we generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the years ended December 31, 2022, and 2021, as the losses we paid exceeded the premiums we collected. On our Lloyd’s syndicate contracts, we do not receive any premiums until the year of account is settled, net of losses, at the end of three years. Our Lloyd’s syndicate business has been growing in recent years. The increase in funds contributed to Lloyd's as security for members' underwriting activities has contributed to the net use of cash for underwriting activities. The cash used in and generated from underwriting activities may vary significantly from period to period depending on the mix of business, the nature of underwriting opportunities available, and the volume of claims submitted to us by our cedents.

For the year ended December 31, 2022, our investing activities provided net cash of $47.0 million. We redeemed $60.2 million of cash from SILP (net of contributions) and used $13.2 million for new Innovations and other investments. By comparison, for the same period in 2021, our investing activities provided net cash of $23.1 million.

For the year ended December 31, 2022, we used $19.8 million to repurchase our convertible senior notes. During the same period in 2021, we used $10.0 million to repurchase our Class A ordinary shares.

At December 31, 2022, we believe we have sufficient liquidity to meet our foreseeable financial requirements. We do not expect the recent global events, including Hurricane Ian, the Russian-Ukrainian conflict, and the COVID-19 pandemic, to materially impact our operational liquidity needs. These needs will be met by cash, funds generated from underwriting activities, and investment income, including withdrawals from SILP if necessary. At December 31, 2022, we expect to fund our operations for the foreseeable future from operating and investing cash flows.

We are evaluating various alternatives in relation to the convertible senior notes that mature in August 2023. In addition, we may explore various financing options, including debt refinancing and other capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims, or make acquisitions. We can provide no assurances regarding the terms of such transactions or that any such transactions will occur. If we are unable to refinance the convertible senior notes, we will be required to fund settlement at maturity using cash on hand, or withdrawals from SILP, which may negatively affect our ability to implement our business strategy.

Link to Table of Contents
Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. At December 31, 2022, Greenlight Re and GRIL exceeded their regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

At December 31, 2022, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers. As a result, we anticipate that all of our U.S. clients and some non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit, or a combination thereof.

At December 31, 2022, we had one (2021: one) letter of credit facility available with an aggregate capacity of $275.0 million (2021: $275.0 million). See Note 15 of the accompanying consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. At December 31, 2022, the aggregate amount of collateral provided to cedents under such arrangements was $667.6 million (2021: $633.9 million). At December 31, 2022, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $668.3 million (2021: $634.8 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers, and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility at December 31, 2022.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2024. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the year ended December 31, 2022.

The Board of Directors had previously approved a share repurchase plan authorizing the Company to repurchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market through privately negotiated transactions or Rule 10b5-1 stock trading plans.

On April 26, 2022, the Board of Directors renewed and extended the share repurchase plan until June 30, 2023. The Company is not required to repurchase any Class A ordinary shares, and the repurchase plan may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice. During the year ended December 31, 2022, the Company repurchased 4,933 Class A ordinary shares at an average share price of $7.04.

The Company may, from time to time, repurchase some of its 4.00% convertible senior notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases, or pursuant to one or more tender offers. During the year ended December 31, 2022, the Company repurchased and retired Notes with a face value of $20.4 million. Subsequent to December 31, 2022, the Company repurchased and retired an additional $13.8 million of Notes.

Under the Company’s stock incentive plan, the number of Class A ordinary shares authorized for issuance is 8.0 million shares. At December 31, 2022, 2,011,426 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

Link to Table of Contents
Contractual Obligations and Commitments

Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain. At December 31, 2022, we estimate that we will pay the loss and loss adjustment expense reserves as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Loss and loss adjustment expense reserves (1)	275,512	164,974	62,768	52,214	555,468
 (1)      Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

Greenlight Re entered into a lease agreement for office space in the Cayman Islands commencing July 1, 2021 and expiring June 30, 2026, unless Greenlight Re exercises its right to renew it for another five years. GRIL entered into a lease agreement for office space in Dublin, Ireland commencing October 1, 2021, and expiring September 30, 2031, unless GRIL exercises the break clause by providing a notice of termination at least nine months prior to September 30, 2026. The aggregate annual lease obligation ranges from $0.5 million to $0.6 million.

At December 31, 2022, the Company has $79.6 million of senior convertible notes payable, which mature on August 1, 2023. The Company is obligated to make semiannual interest payments of $2.0 million at an interest rate of 4.0% per annum. The Company has received regulatory approval to declare dividends from Greenlight Re to meet the interest payments obligation.

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023, subject to automatic extension for successive three-year terms. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry-forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry-forward provision contained in the SILP LPA allows DME II to earn a reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss until all losses are recouped, and an additional amount equal to 150% of the loss is earned. At December 31, 2022, we estimate the reduced performance allocation of 10% to continue to be applied until SILP achieves additional investment returns of 148.5%, at which point the performance allocation will revert to 20%. For detailed breakdowns of management fees and performance compensation for the year ended December 31, 2022, and 2021, please refer to Note 3 of the consolidated financial statements.

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

Equity Price Risk
At December 31, 2022, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon closing a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. At December 31, 2022, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in an $8.1 million loss to our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the current composition of SILP’s portfolio. The computations should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or derivatives directly impacted by fluctuations in the prices of commodities. At December 31, 2022, SILP’s investments incorporate unhedged exposure to changes in gold, silver, uranium, and crude oil prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio at December 31, 2022. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$3.6	$(3.6)
Silver	0.3	(0.3)
Uranium	0.3	(0.3)
Crude oil	0.2	(0.2)
Total	$4.4	$(4.4)

Foreign Currency Risk
Certain of our reinsurance contracts are denominated in foreign currencies, whereby premiums are receivable and losses are payable in foreign currencies. Foreign currency exchange rate risk exists to the extent that our foreign currency reinsurance balances are more than (or less than) the corresponding foreign currency cash balances, and there is an increase (or decrease) in the exchange rate of that foreign currency.

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

Link to Table of Contents

Certain cedents, particularly the Lloyd’s syndicates, report to us in foreign currencies even though some or all of the underlying exposure is denominated in U.S. dollars. Our consolidated statements of operations may report a foreign exchange gain or loss associated with this exposure when reported by the cedents. Additionally, we may report foreign exchange gains or losses due to the mismatch between the currency exchange rates applied to foreign-denominated (i) monetary balances and (ii) non-monetary balances under U.S. GAAP. See Note 2 of the accompanying consolidated financial statements for further information regarding our accounting treatment of foreign currency transactions.

We monitor our foreign currency-denominated assets and liabilities on an “underlying exposure” basis without distinguishing between monetary and non-monetary balances.

At December 31, 2022, our underlying exposure to GBP-denominated net reinsurance asset balance was £5.2 million. At December 31, 2022, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $0.6 million foreign exchange gain. Alternatively, a 10% increase in the U.S. dollar against the GBP would result in an estimated $0.6 million foreign exchange loss. Similarly, at December 31, 2022, our net underlying exposure to Euro-denominated reinsurance liability balances was €10.5 million. At December 31, 2022, a 10% decrease in the U.S. dollar against the Euro (all else constant) would result in an estimated $1.1 million foreign exchange loss. Alternatively, a 10% increase in the U.S. dollar against the Euro would result in an estimated $1.1 million foreign exchange gain.

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options, and investments in securities denominated in foreign currencies. At December 31, 2022, most of SILP’s currency exposures resulting from foreign-denominated securities (longs and shorts) were reduced by offsetting cash balances denominated in the corresponding foreign currencies.

At December 31, 2022, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

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

The caption “Reinsurance balances receivable” in our consolidated balance sheets incorporates amounts held by cedents, including the Lloyd’s syndicates in which we participate. These syndicates invest a portion of the premiums withheld in fixed-income and variable-yield securities, which expose us to interest rate risk. At December 31, 2022, a 100 basis points increase or decrease in interest rates would result in an estimated $2.2 million loss or gain, respectively, which would be recorded in our consolidated statements of operations under the captions “Other income (expense).”

Our restricted cash and cash equivalents earn interest at rates that generally follow the movements of the short-term U.S. Treasury rates. At December 31, 2022, a 100 basis points increase or decrease in U.S. Federal Funds Rate would result in approximately a $5.7 million increase or decrease, respectively, in our interest income on an annualized basis.

Our investment in SILP includes interest-rate sensitive securities, such as corporate and sovereign debt instruments and interest-rate options. At December 31, 2022, a 100 basis points increase or decrease in interest rates would result in a $4.4 million gain or a $4.9 million loss, respectively, to our Investment Portfolio.

We, along with DME Advisors, monitor the net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

Credit Risk

Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with the terms of the instrument or contract. Our maximum exposure to credit risk is the carrying value of our financial assets. We evaluate the financial condition of our business partners and clients relating to balances receivable under our reinsurance contracts, including premiums receivable, losses recoverable, and commission adjustments recoverable. We obtain collateral in the form of funds withheld, trusts, and letters of credit from our counterparties to mitigate this credit risk. We monitor our net exposure to each counterparty relative to the financial strength of our counterparties and assess the collectibility of these balances on a regular basis. See Note 2 of the accompanying consolidated financial statements for further details on allowance for credit loss on reinsurance assets.

Link to Table of Contents

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

We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets and to the extent that DME Advisors, on behalf of SILP and subject to our investment guidelines, trades securities listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations, or other measures, which may have a material adverse impact on our underwriting operations and investment strategy. See “Item 1A. Risk Factors - We could face unanticipated losses from political instability, which could have a material adverse effect on our financial condition and results of operations.”

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

Link to Table of Contents
Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may, from time to time, make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting has been audited by Deloitte Ltd., an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Greenlight Capital Re, Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Greenlight Capital Re, Ltd. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 8, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all

Link to Table of Contents
material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte Ltd.
________________________

Hamilton, Bermuda
March 8, 2023

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

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

Link to Table of Contents
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K

Page
(a)(1)	Financial Statements
	Report of Independent Registered Public Accounting Firm (on the consolidated financial statements) (Deloitte Ltd.; PCAOB ID#5230)	F-1
	Report of Independent Registered Public Accounting Firm (on the consolidated financial statements) (BDO USA, LLP; Grand Rapids, Michigan, USA.; PCAOB ID#243)	F-3
	Report of Independent Registered Public Accounting Firm (on the financial statements of Solasglas Investments, LP) (Ernst & Young Ltd.; Grand Cayman, Cayman Islands; PCAOB ID#1655)	F-4
	Consolidated Balance Sheets as of December 31, 2022 and 2021	F-5
	Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020	F-6
	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022, 2021, and 2020	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	F-8
	Notes to the Consolidated Financial Statements	F-9
(a)(2)	Financial Statement Schedules*
	Schedule I – Summary of Investments — Other Than Investments in Related Parties	F-50
	Schedule II – Condensed Financial Information of Registrant	F-51
	Schedule III – Supplementary Insurance Information	F-53
	Schedule IV – Supplementary Reinsurance Information	F-53
(a)(3)	The exhibits required to be filed by this Item 15. are set forth in the Exhibit Index accompanying this report.
The financial statements of Solasglas Investments, LP required by Rule 3-09 of Regulation S-X are included in this filing as Exhibit 99.1.
*Schedules V and VI have been omitted as the information is provided in Note 7. “Loss and Loss Adjustment Expense Reserves”.

ITEM 16. FORM 10-K SUMMARY

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
4.2
Indenture, dated as of August 7, 2018, between Greenlight Capital Re, Ltd. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 7, 2018).

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

10.8
Letter of Credit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2010).

10.9
Master Reimbursement Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 2, 2010).

10.10
Reinsurance Deposit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 2, 2010).

10.11 (1)
Amended and Restated Employment Agreement, dated as of February 22, 2022, by and among Greenlight Capital Re, Ltd, Greenlight Reinsurance, Ltd. and Simon Burton (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 22, 2022).

10.12 (1)
Employment Agreement by and between Greenlight Reinsurance Ireland, DAC and Patrick O’Brien dated February 16, 2018 (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed on Feb 20, 2018).

10.13 (1)
Amendment to Employment Agreement, dated as of September 2, 2019, by and between Greenlight Reinsurance Ireland, DAC and Patrick O’Brien (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 3, 2019).

10.14
Investment Advisory Agreement among DME Advisors, LP, and Solasglas Investments, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 4, 2018).

10.15
Participation Agreement among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, DME Advisors II, LLC and Solasglas Investments, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on September 4, 2018).

10.16 (1)
Employment Agreement by and between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Neil Greenspan dated December 3, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 7, 2018).

Link to Table of Contents

10.17 (1)
Amendment to Employment Agreement, entered into as of September 2, 2019, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd and Neil Greenspan (incorporated by reference to Exhibit 10.53 of the Company’s Form 10-K filed on March 9, 2020).

10.18
Collateral Assets Investment Management Agreement among DME Advisors, LP, Greenlight Reinsurance, Ltd. and Greenlight Reinsurance Ireland DAC dated January 1, 2019 (incorporated by reference to Exhibit 10.49 of the Company’s Form 10-K filed on February 27, 2019).

10.19 (1)
Stock Option Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton dated July 6, 2017 (incorporated by reference to Exhibit 10.50 of the Company’s Form 10-K filed on February 27, 2019).

10.20 (1)
Stock Option Agreements by and between Greenlight Capital Re, Ltd. and Leonard Goldberg dated April 3, 2017 and August 1, 2017 (incorporated by reference to Exhibit 10.51 of the Company’s Form 10-K filed on February 27, 2019).

10.21 (1)
Restricted Stock Award Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton dated March 15, 2018 (incorporated by reference to Exhibit 10.52 of the Company’s Form 10-K filed on February 27, 2019).

10.22 (1)
Employment Agreement among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso dated October 1, 2017, as amended February 18, 2019 (incorporated by reference to Exhibit 10.53 of the Company’s Form 10-K filed on February 27, 2019).

10.23 (1)
Second Amendment to Employment Agreement, dated as of September 2, 2019, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 3, 2019).

10.24 (1)
Third Amendment to Employment Agreement, dated as of May 1, 2020, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 5, 2020).

10.25 (1)
Deed of Settlement and Release, dated as of October 25, 2022, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2022).

10.26 (1)
Consulting Agreement, dated as of October 25, 2022, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 25, 2022).

10.27 (1)
Restricted Stock Unit Award Agreement by and between Greenlight Capital Re, Ltd. and Patrick O’Brien dated March 15, 2018 (incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed on February 27, 2019).

10.28 (1)
Restricted Stock Award Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton, dated March 15, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 6, 2019).

10.29 (1)	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Unit Award (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement No 333-231214 filed on May 3, 2019).
10.30
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

10.31
Amendment No. 1, dated as of December 15, 2022, to the Second Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, between DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, Greenlight Capital Re, Ltd. and the initial limited partner, dated as of January 7, 2021 and effective as of January 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 15, 2022).

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

Link to Table of Contents

10.36
Letter Agreement between Greenlight Reinsurance, Ltd, Greenlight Reinsurance Ireland, DAC, DME Advisors II, LLC and DME Advisors LP, effective July 1, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed August 5, 2020).

10.37	Greenlight Capital Re, Ltd. Share Ownership and Retention Policy for Executives and Non-Employee Directors (incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K filed August 3, 2021)
10.38 (1)	Greenlight Capital Re, Ltd., Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 3, 2021)
21.1	Subsidiaries of the registrant.
23.1	Consent of Deloitte Ltd.
23.2	Consent of BDO USA, LLP.
23.3	Consent of Ernst & Young Ltd.
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of Solasglas Investments, LP as of and for the year ended December 31, 2022.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

(1)	Management contract or compensatory plan or arrangement.
*	Exhibit 99.1 is being filed to provide audited financial statements and the related footnotes of Solasglas Investments, LP in accordance with SEC rule 3-09 of Regulation S-X. The management of Solasglas Investments, LP is solely responsible for the form and content of the Solasglas Investments LP financial statements. The Registrant has no responsibility for the form or content of the Solasglas Investments, LP financial statements since it does not control Solasglas Investments, LP.

Link to Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
By:	/s/ Simon Burton
Simon Burton Chief Executive Officer
March 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director
March 8, 2023	March 8, 2023

/s/ URSULINE FOLEY	/s/ BRYAN MURPHY
Ursuline Foley Director	Bryan Murphy Director
March 8, 2023	March 8, 2023

/s/ IAN ISAACS	/s/ VICTORIA GUEST
Ian Isaacs Director	Victoria Guest Director
March 8, 2023	March 8, 2023

/s/ NEIL GREENSPAN	/s/ JOHNNY FERRARI
Neil Greenspan Chief Financial Officer (principal financial and accounting officer)	Johnny Ferrari Director
March 8, 2023	March 8, 2023

/s/ SIMON BURTON	/s/ JOSEPH PLATT
Simon Burton Director and Chief Executive Officer (principal executive officer)	Joseph Platt Director
March 8, 2023	March 8, 2023

Link to Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Greenlight Capital Re, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Greenlight Capital Re, Ltd. (the "Company") as of December 31, 2022, the related consolidated statement of operations, changes in shareholders' equity, and cash flows, for the year ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

We did not audit the financial statements of Solasglas Investments, LP, an equity method investment of the Company, as of December 31, 2022 and for the year ended December 31, 2022. The Company’s investment in Solasglas Investments, LP as of December 31, 2022 was $178.2 million, and its equity in net income of Solasglas Investments, LP was $54.8 million for the year ended December 31, 2022. The financial statements of Solasglas Investments, LP were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Solasglas Investments, LP, is based solely on the report of the other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loss and loss adjustment expense reserves - Refer to Notes 2 and 7 to the consolidated financial statements

Critical Audit Matter Description

The Company’s estimate of loss and loss adjustment expense reserves is derived using expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. The estimate is sensitive to significant assumptions, including the initial expected loss ratio and loss development factors. The estimate is also sensitive to the selection of actuarial methods and weighting of these methods applied to project the ultimate losses, the estimation of ultimate reserves associated with catastrophic events, and other factors. Further, not all catastrophic events can be modeled using traditional actuarial methodologies, which increases the degree of judgment needed in estimating loss reserves for such events.

Auditing the Company’s methods, assumptions and best estimate of the cost of the ultimate settlement and administration of claims represented by the incurred but not reported ("IBNR") claims included in recorded Loss and loss adjustment expense

Link to Table of Contents
reserves involved especially subjective auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to loss and loss adjustment expense reserves included the following, among others
•We tested the effectiveness of controls over the valuation of the recorded loss and loss adjustment expense reserves, including the review and approval process that management has in place for significant actuarial methods and assumptions used and the approval of management’s best estimate of loss and loss adjustment expense reserves.
•We tested the completeness and accuracy of the underlying data that served as the basis for the Company’s actuarial analysis, including historical claims data, to test the reasonableness of key inputs to the actuarial estimate.
•With the assistance of our actuarial specialists:
–We independently developed an estimate of the reserves for selected contracts, compared our estimates to those booked by the Company, and evaluated the differences.
–We evaluated the Company’s methodologies against recognized actuarial practices for the remaining contracts. We also evaluated the assumptions used by the Company using our industry knowledge and experience and other analytical procedures.
–We compared the results of the quarterly reserve studies prepared by independent external actuaries to management’s best estimate and evaluated the differences.

/s/ Deloitte Ltd.
_____________________________

Hamilton, Bermuda
March 8, 2023

We have served as the Company's auditor since 2022.

Link to Table of Contents
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Greenlight Capital Re, Ltd. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021 and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Solasglas Investments, LP, an equity method investment of the Company, as of December 31, 2021, and for the two years in the period ended December 31, 2021. The Company’s investment in Solasglas Investments, LP as of December 31, 2021 was $183.6 million, and its equity in net income of Solasglas Investments, LP was $18.1 million and $4.4 million for the years ended December 31, 2021 and 2020, respectively. The financial statements of Solasglas Investments, LP were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Solasglas Investments, LP, is based solely on the report of the other auditors.
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

/s/ BDO USA, LLP.
We have served as the Company's auditor from 2006 to 2022
Grand Rapids, Michigan, U.S.A.
March 8, 2022

Link to Table of Contents
Report of Independent Registered Public Accounting Firm

The General Partner
Solasglas Investments, LP

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and partners’ capital of Solasglas Investments, LP (the “Partnership”), including the condensed schedules of investments, as of December 31, 2022 and 2021, the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations, changes in its partners’ capital and its cash flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 in conformity with U.S. generally accepted accounting principles.

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
Grand Cayman, Cayman Islands
March 8, 2023

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2022	December 31, 2021
Assets
Investments
Investment in related party investment fund	$178,197	$183,591
Other investments	70,279	47,384
Total investments	248,476	230,975
Cash and cash equivalents	38,238	76,307
Restricted cash and cash equivalents	668,310	634,794
Reinsurance balances receivable (net of allowance for expected credit losses of $356 and $89)	505,555	405,365
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of $62 and $47)	13,239	11,100
Deferred acquisition costs	82,391	63,026
Unearned premiums ceded	18,153	42
Other assets	6,019	5,885
Total assets	$1,580,381	$1,427,494
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$555,468	$524,010
Unearned premium reserves	307,820	227,584
Reinsurance balances payable	105,135	91,224
Funds withheld	21,907	3,792
Other liabilities	6,397	7,164
Convertible senior notes payable	80,534	98,057
Total liabilities	1,077,261	951,831
Commitments and Contingencies (Note 15)
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 28,569,346 (2021: 27,589,731): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2021: 6,254,715))	3,482	3,384
Additional paid-in capital	478,439	481,784
Retained earnings (deficit)	21,199	(9,505)
Total shareholders' equity	503,120	475,663
Total liabilities and equity	$1,580,381	$1,427,494

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2022, 2021, and 2020
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2022	2021	2020
Revenues
Gross premiums written	$563,171	$565,393	$479,791
Gross premiums ceded	(33,429)	(41)	(2,268)
Net premiums written	529,742	565,352	477,523
Change in net unearned premium reserves	(60,265)	(26,073)	(22,112)
Net premiums earned	469,477	539,279	455,411
Income (loss) from investment in related party investment fund (net of related party expenses of $9,674, $5,502, and $3,251, respectively)	54,844	18,087	4,431
Net investment income (loss)	14,139	32,065	21,101
Other income (expense), net	(11,777)	(880)	3,149
Total revenues	526,683	588,551	484,092
Expenses
Net loss and loss adjustment expenses incurred	316,485	374,980	337,833
Acquisition costs	143,148	144,960	109,288
General and administrative expenses	31,606	29,369	26,401
Deposit interest expense	6,717	11,655	—
Interest expense	4,201	6,263	6,280
Total expenses	502,157	567,227	479,802
Income (loss) before income tax	24,526	21,324	4,290
Income tax (expense) benefit	816	(3,746)	(424)
Net income (loss)	$25,342	$17,578	$3,866
Earnings (loss) per share (Class A and Class B) (Note 2)
Basic	$0.75	$0.51	$0.11
Diluted	$0.73	$0.51	$0.11
Weighted average number of ordinary shares used in the determination of earnings and loss per share (Note 2)
Basic	33,908,156	34,204,364	36,172,216
Diluted	39,769,790	34,351,016	36,278,028

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 For the years ended December 31, 2022, 2021, and 2020
(expressed in thousands of U.S. dollars)

	2022	2021	2020
Ordinary share capital
Balance - beginning of period	$3,384	$3,452	$3,699
Issue of Class A ordinary shares, net of forfeitures	99	41	8
Repurchase of Class A ordinary shares	(1)	(109)	(255)
Balance - end of period	3,482	3,384	3,452
Additional paid-in capital
Balance - beginning of period	481,784	488,488	503,547
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	(7,896)	—	—
Repurchase of Class A ordinary shares	(34)	(9,891)	(17,526)
Share-based compensation expense	4,585	3,187	2,467
Balance - end of period	478,439	481,784	488,488
Retained earnings (deficit)
Balance - beginning of period	(9,505)	(27,083)	(30,063)
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	5,362	—	—
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2020	—	—	(886)
Net income (loss)	25,342	17,578	3,866
Balance - end of period	21,199	(9,505)	(27,083)
Total shareholders' equity	$503,120	$475,663	$464,857

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2022, 2021, and 2020
(expressed in thousands of U.S. dollars)

	2022	2021	2020
Cash provided by (used in) operating activities
Net income (loss)	$25,342	$17,578	$3,866
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	(54,844)	(18,087)	(4,431)
Net realized gain on repurchase of convertible senior notes payable	(343)	—	—
Loss (income) from investment accounted for under the equity method	—	—	(843)
Net change in unrealized gains and losses on investments and notes receivable	(9,858)	(19,560)	(25,159)
Net realized (gains) losses on investments and notes receivable	—	(14,210)	9,234
Foreign exchange (gains) losses	6,174	45	83
Current expected credit losses recognized on notes receivable and reinsurance assets	282	—	(750)
Share-based compensation expense	4,684	3,228	2,475
Amortization and interest expense, net of change in accruals	79	2,263	2,280
Depreciation expense	—	16	21
Net change in
Reinsurance balances receivable	(114,819)	(75,133)	(99,937)
Loss and loss adjustment expenses recoverable	(2,155)	5,751	10,633
Deferred acquisition costs	(19,365)	(12,012)	(1,349)
Unearned premiums ceded	(18,111)	(42)	901
Other assets, excluding depreciation	(134)	(2,908)	(850)
Loss and loss adjustment expense reserves	39,774	29,831	23,591
Unearned premium reserves	80,236	26,495	21,629
Reinsurance balances payable	13,911	(1,023)	(30,418)
Funds withheld	18,115	(683)	(483)
Other liabilities	(767)	2,155	(1,816)
Net cash provided by (used in) operating activities	(31,799)	(56,296)	(91,323)
Investing activities
Proceeds from redemptions from related party investment fund	125,365	115,835	158,347
Contributions to related party investment fund	(65,127)	(114,604)	(80,595)
Purchases of investments	(13,223)	(4,996)	(1,993)
Proceeds from sales of investments	—	20,755	—
Change in notes receivable	—	6,101	19,867
Net cash provided by (used in) investing activities	47,015	23,091	95,626
Financing activities
Repurchases of convertible senior notes payable	(19,793)	—	—
Repurchase of Class A ordinary shares	(35)	(10,000)	(17,781)
Net cash provided by (used in) financing activities	(19,828)	(10,000)	(17,781)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	59	—	(122)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,553)	(43,205)	(13,600)
Cash, cash equivalents and restricted cash at beginning of the period	711,101	754,306	767,906
Cash, cash equivalents and restricted cash at end of the period	$706,548	$711,101	$754,306
Supplementary information
Interest paid in cash	$4,124	$4,000	$4,000
Income tax paid in cash	664	3,703	—

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2022, 2021, and 2020

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of GLRE and the consolidated financial statements of its wholly-owned subsidiaries, Greenlight Re, GRIL, Verdant, and Greenlight Re UK, as well as Syndicate 3456. All significant intercompany transactions and balances have been eliminated on consolidation.

Significant estimates used to prepare the Company’s consolidated financial statements, including those associated with premiums and the estimations of loss and loss adjustment expense reserves, may be subject to significant adjustments in future periods.

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

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments and certificates of deposit with original maturity dates of three months or less. Certificates of deposit with original maturities greater than three months are included under the caption "Other investments" on the consolidated balance sheets.

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Notes 6 and 15).

Link to Table of Contents
The following table reconciles the cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total presented in the consolidated statements of cash flows:

	December 31, 2022	December 31, 2021
	($ in thousands)
Cash and cash equivalents	$38,238	$76,307
Restricted cash and cash equivalents	668,310	634,794
Total cash, cash equivalents, and restricted cash presented in the consolidated statements of cash flows	$706,548	$711,101

Premium Revenue Recognition

The Company writes excess of loss contracts and quota share contracts and estimates the ultimate premiums for the contract period. The Company bases these estimates on actuarial pricing models and information received from ceding companies. For excess of loss contracts, the Company writes the total ultimate estimated premiums at the contract’s inception. For quota share contracts, the Company writes premiums in the same periods in which the underlying insurance contracts are written, based on cession statements from cedents. The Company typically receives these statements monthly or quarterly, depending on the terms specified in each contract. For any reporting lag, the Company estimates premiums written based on the portion of the estimated ultimate premiums relating to the risks bound during the lag period.

The Company’s management reviews premium estimates at least quarterly. Such review includes a comparison of reported premiums to expected ultimate premiums, along with a review of the aging and collection of premiums. Management evaluates the appropriateness of the premium estimates on the basis of these reviews and records any adjustments to these estimates in the period in which they are determined. Changes in premium estimates, including premium receivable on both excess of loss and quota share contracts, are not unusual and may result in significant adjustments in any period. A portion of amounts included in the caption “Reinsurance balances receivable” in the Company’s consolidated balance sheets represent estimated premiums written, net of commissions and brokerage, that are not currently due based on the terms of the underlying contracts. Additional premiums due on a contract with no remaining coverage period are earned in full when written.

Certain contracts allow for reinstatement premiums in the event of a loss. Reinstatement premiums are written and earned when a triggering loss event occurs.

Premiums written are generally recognized as earned over the contract period in proportion to the risk covered. Unearned premiums represent the unexpired portion of reinsurance provided.

Funds Held by Cedents

The caption “Reinsurance balances receivable” in the Company’s consolidated balance sheets includes financial assets held by cedents. At December 31, 2022, funds held by cedents were $337.4 million (December 31, 2021: $246.9 million). Such amounts include premiums withheld by Lloyd’s syndicates and funds contributed by the Company to Lloyd's as security for members’ underwriting activities. The Lloyd’s syndicates invest a portion of the premiums withheld in investment funds and fixed-maturity securities. The Company records its share of income (or expense) from these assets, when reported by the syndicates, in its consolidated statements of operations under the caption “Other income (expense).”

Reinsurance Premiums Ceded

The Company reduces the risk of future losses on business assumed by reinsuring certain risks and exposures with other reinsurers (referred to as “retrocessionaires”). The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and to the extent the Company does not hold sufficient security for its unpaid obligations.

Ceded premiums are written during the period in which the risks incept and the associated expense is recognized over the contract period in proportion to the protection provided. Unearned premiums ceded represent the unexpired portion of reinsurance obtained.

Acquisition Costs

Policy acquisition costs vary with, and are directly related to, the successful production of new and renewal business and consist principally of commissions, taxes, and brokerage expenses. The Company presents acquisition costs incurred on reinsurance assumed net of commissions earned on reinsurance ceded. However, if the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected investment income, a

Link to Table of Contents
premium deficiency is determined to exist. In this event, the Company writes off deferred acquisition costs to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, the Company accrues a liability for the deficiency. The Company did not recognize any premium deficiency adjustments during the periods presented.

Policy acquisition costs also include profit commissions, which the Company recognized on a basis consistent with its estimate of losses and loss expenses. At December 31, 2022, $1.6 million of profit commission reserves were recoverable, net of profit commissions payable (December 31, 2021: $8.3 million). For the year ended December 31, 2022, net profit commission expense (income) of $16.0 million, (2021: $8.6 million, 2020: $(7.7) million) was included in the caption “Acquisition costs” in the Company’s consolidated statements of operations.

Funds Withheld

Funds withheld represent reinsurance balances retained as collateral by the Company on retroceded contracts. Any interest expense that the Company incurs while these funds are withheld is included under the caption “Net investment income (loss)” in the consolidated statements of operations.

Loss and Loss Adjustment Expense Reserves and Recoverable

The Company’s loss and loss adjustment expense reserves are composed of:

●	case reserves for loss and loss adjustment expenses resulting from claims notified to the Company by its clients; and
●	reserves for estimated loss and loss adjustment expenses incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer (“IBNR”), including unknown future developments on loss and loss adjustment expenses that are known to the insurer or reinsurer.
The Company estimates these reserves based on reports from ceding companies, industry data, and historical experience analyzed using standard actuarial and statistical techniques.

The analysis includes assessing currently available data, predictions of future developments, estimates of future trends, and other factors. These estimates are reviewed by the Company’s reserving committee at least quarterly and adjusted as necessary.

The final settlement of losses may vary, perhaps materially, from the reserves recorded. The Company recognizes all adjustments to the estimates in the period they are determined. U.S. GAAP does not permit establishing loss reserves, which include case reserves and IBNR loss reserves, until the occurrence of an event that may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established. There is no allowance for the establishment of loss reserves to account for expected future loss events.

The caption, “Loss and loss adjustment expenses recoverable” in the Company’s consolidated balance sheets represents the amounts due from retrocessionaires for unpaid loss and loss adjustment expenses on retrocession agreements. Ceded IBNR recoverable amounts are estimated based on the Company’s actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. The Company may be unable to recover the loss and loss adjustment expense recoverable amounts due as a result of the retrocessionaires’ inability to pay. The Company regularly evaluates the financial condition of its retrocessionaires and calculates an allowance for expected credit losses (see “Reinsurance Assets” below).

For losses stemming from exposure to natural perils, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. Estimates for IBNR losses are added to the case reserves as the Company deems appropriate. To establish catastrophe IBNR loss estimates, the Company uses estimates communicated by ceding companies, industry data and information, knowledge of the business written, and management’s judgment.

For contracts without significant exposure to natural perils, initial reserves for each contract are determined based on a combination of (i) the pricing analysis performed prior to binding the contract; (ii) the underwriter’s detailed knowledge of the cedent, its operations and future business plans; and (iii) the professional judgment and recommendation of the Chief Actuary. In the pricing analysis, the Company utilizes information from the client and industry data. This information typically includes, but is not limited to, data related to premiums, losses, exposure, business mix, industry performance, and associated trends covering as much history as deemed appropriate. The level of detail within the data obtained varies greatly depending on the underlying contract, line of business, client, and coverage provided. In all cases, the Company requests each client to provide data for each reporting period, which, depending on the contract, could be on a monthly or quarterly basis. The terms and conditions of each contract specify the data reporting requirements.

Link to Table of Contents

Generally, the Company obtains regular updates of premium and loss-related information for the current and historical periods and utilizes them to update the initially expected loss ratio. There may be a lag between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. Client reports have pre-determined due dates (for example, fifteen days after each month-end). The timing of the reporting requirements is designed so that the Company receives premium and loss information as soon as practicable once the client has closed its books. Accordingly, there should be a short lag in such reporting. Additionally, most contracts that have the potential for large single-event losses have provisions that such loss notifications are provided to the Company immediately upon the occurrence of an event.

Once the updated information is received, the Company uses various standard actuarial methods for its quarterly analysis. Such methods typically include the following:

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

●
Expected loss ratio method: Ultimate losses are estimated by multiplying earned premiums by an expected loss ratio. The expected loss ratio is often determined using industry data, historical company data, past pricing or reserving analysis performed, and actuarial judgment. This method is typically used for lines of business and contracts where there are no (or insignificant) historical losses or where past loss experience is not considered applicable to the current period.

●
Bornhuetter-Ferguson paid loss method: Ultimate losses are estimated by modifying expected loss ratios to the extent losses paid to date differ from what would have been expected based upon the selected paid loss development pattern. This method avoids some distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses.

●
Bornhuetter-Ferguson reported loss method: Ultimate losses are estimated by modifying expected loss ratios to the extent losses reported to date differ from what would have been expected based upon the selected reported loss development pattern. This method avoids some distortions that could result from a large development factor being applied to a small base of reported losses to calculate ultimate losses.

●
Frequency / Severity method: Ultimate losses are estimated by multiplying the ultimate number of claims (i.e., the frequency multiplied by the exposure base) by the estimated average cost per claim (i.e., the severity). This approach enables trends and patterns in the rates of claims emergence (i.e., reporting) and settlement (i.e., closure) and the average cost of claims to be analyzed separately.

In addition, the Company may supplement its analysis with other reserving methodologies that it deems relevant to specific contracts.

For each contract, the Company utilizes reserving methodologies it considers appropriate to calculate a best estimate of reserves. Whether the Company uses a single methodology or a combination depends upon the portfolio segment being analyzed and the actuary’s judgment. The Company’s reserving methodology does not require a fixed weighting of the various methods used. Certain methods are considered more appropriate than others depending on the type, structure, age, maturity, and duration of the expected losses on the contract. For example, the Bornhuetter-Ferguson reported loss method might be more appropriate than a paid loss development method for relatively new contracts that have experienced little paid loss development.

The Company’s gross aggregate reserves are the sum of the best estimate reserves of all portfolio exposures. Generally, IBNR loss reserves are calculated by estimating the ultimate incurred losses and subtracting cumulative paid claims and case reserves. Each quarter, the Company’s Reserving Committee, led by the Chief Actuary, meets to assess the adequacy of our loss reserves based on the reserve analysis and recommendations prepared by the Company’s reserving department.

The Company does not typically experience significant claims processing backlogs, although such backlogs may occur following a major catastrophic event. At December 31, 2022, and 2021, the Company did not have a significant backlog in our claims processing.

The Company did not make any significant changes to the actuarial methodology or assumptions relating to its loss and loss adjustment expense reserves during the years ended December 31, 2022, and 2021.

Link to Table of Contents

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

At December 31, 2022, the Company has recorded an allowance for expected credit loss on its Reinsurance Assets of $0.4 million (December 31, 2021, $0.1 million).

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, the Company recognizes an asset or liability based on its paid or received consideration. The deposit asset or liability balance is subsequently adjusted using the interest method with the corresponding income and expense recorded in the Company’s consolidated statements of operations under the captions “Other income (expense)” and “Deposit interest expense,” respectively. The Company records deposit assets and liabilities in its consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At December 31, 2022, deposit assets and liabilities were $3.1 million and $10.7 million, respectively (December 31, 2021: $3.5 million and $18.6 million, respectively). For the years ended December 31, 2022, 2021, and 2020, the interest income and (expense) on deposit-accounted contracts were as follows:

	2022	2021	2020
	($ in thousands)
Deposit interest income	$—	$—	$1,711
Deposit interest expense	(6,717)	(11,655)	—
Deposit interest income (expense), net	$(6,717)	$(11,655)	$1,711

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

Link to Table of Contents
The Company recognizes share-based compensation costs based on the fair value at the award’s grant date. The Company measures compensation for restricted shares and restricted stock units (“RSUs”) based on the price of the Company’s common shares at the grant date. For restricted shares and RSUs with service and performance vesting conditions, the expense is recognized based on management’s estimate of the probability of the performance conditions being achieved based on historical results and expectations of future results. If the Company expects to meet the performance conditions, it attributes the expense to the period the requisite service is rendered. For restricted shares and RSUs with only service vesting conditions, the Company recognizes the associated expense on a straight-line basis over the vesting period, net of any estimated or expected forfeitures.

The forfeiture rate is estimated based on the Company’s historical actual forfeitures relating to restricted shares and RSUs granted to employees. The forfeiture rate is reviewed annually and adjusted as necessary. The Company applies no forfeiture rate to restricted shares granted to directors, which vest over a maximum twelve-month period.

Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses the Black-Scholes option-pricing model to assist in the calculation of fair value for share purchase options. The model requires estimating various inputs such as the term, forfeiture and dividend rates, and expected volatility. In determining the grant date fair value, the Company uses the entire ten-year life of the options as the estimated term and assumes no forfeitures and no dividends paid during the life of the options. The Company bases its estimate of expected volatility on the daily historical trading data of the Company’s Class A ordinary shares from the date they commenced trading (May 24, 2007) to the grant date.

For share purchase options issued under the employee stock incentive plan, the compensation cost is calculated and recognized over the vesting periods on a graded vesting basis (see Note 11).

Convertible Notes

Prior to the adoption of Accounting Standards Update (“ASU”) 2020-06 in January 2022, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”),” the Company determined that the senior convertible notes’ cash conversion option represented an embedded derivative and bifurcated it from the underlying contract for financial reporting purposes. For the debt component, the Company recorded a liability equivalent to the present value of comparable debt without the conversion features at the time of issuance. The remainder of the proceeds, which represented the embedded derivative, was included in the caption “Additional paid-in capital” in the Company’s consolidated balance sheets.
Upon adoption of ASU 2020-06, U.S. GAAP no longer permits entities to bifurcate embedded conversion features from the underlying contract. Therefore, effective January 1, 2022, the Company no longer presents the embedded conversion features separately in equity; instead, the Company’s senior convertible debt is presented as a single liability in the Company’s consolidated balance sheet. See the below section captioned “Recently Issued Accounting Standards Adopted” for the impact of the new accounting standard on the Company’s accounting of its senior convertible notes.
Costs incurred in issuing the convertible notes consisted primarily of underwriting, legal, accounting, and printing fees. These costs are amortized over the term of the debt and are included in the caption “Interest expense” in the Company’s consolidated statements of operations.

Foreign Exchange

The reporting and functional currency of the Company and all its significant subsidiaries is the U.S. dollar. The Company records foreign currency transactions at the exchange rates in effect on the transaction date. Monetary assets and liabilities in foreign currencies are converted at the exchange rate in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are carried at their historical exchange rates. The Company includes any foreign exchange gains and losses under the caption “Other income (expense), net” in the Company’s consolidated statements of operations.

For the years ended December 31, 2022, 2021, and 2020, $(6.2) million, $(1.6) million, and $0.3 million, respectively, of foreign exchange gains (losses) were included in the Company’s net income in the consolidated statements of operations.

Derivative instruments

Link to Table of Contents
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

Other Assets

The caption “Other assets” in the Company’s consolidated balance sheets consists primarily of prepaid expenses, right-of-use lease assets, other receivables, taxes recoverable, and deferred tax assets.

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
•For periods prior to January 1, 2022, those ordinary shares with the potential to be issued in connection with convertible notes and other such convertible instruments, determined using the treasury stock method; and
•Effective January 1, 2022, the dilutive effect of the convertible notes calculated using the if-converted method. Under the if-converted method, the convertible notes are assumed to be converted at the beginning of the period. The resulting common shares are included in the denominator of the diluted net income per common share calculation. Interest expense related to the convertible notes incurred in the period is added back to the numerator for purposes of the if-converted calculation.
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

Link to Table of Contents
The following table reconciles net income (loss) and weighted average shares used in computing basic and diluted net income per share for the years ended December 31, 2022, 2021, and 2020 (expressed in thousands of U.S. dollars, except per share and share amounts):

	2022	2021	2020
Numerator for earnings per share
Net income (loss) - basic	$25,342	$17,578	$3,866
Add: interest on convertible notes	4,201	—	—
Less: gain on debt repurchases	(343)	—	—
Net income (loss) - diluted	$29,200	$17,578	$3,866

Denominator for earnings per share
Weighted average shares outstanding - basic	33,908,156	34,204,364	36,172,216
Effect of dilutive employee and director share-based awards	368,096	146,652	105,812
Shares potentially issuable in connection with convertible notes	5,493,538	—	—
Weighted average shares outstanding - diluted	39,769,790	34,351,016	36,278,028
Anti-dilutive stock options outstanding	690,337	735,627	835,627

Earnings (loss) per share (Class A and Class B)
Basic	$0.75	$0.51	$0.11
Diluted	0.73	0.51	0.11

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

Greenlight Re UK is incorporated in the United Kingdom and therefore is subject to the U.K. corporate tax rate of 19% on its profits.

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

Link to Table of Contents
Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance for measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect ASU 2022-03 to have a material impact on its financial position, results of operations, or cash flows.

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

The Company adopted ASU 2020-06 during the first quarter of 2022, using the “modified retrospective” transition method. The adoption of ASU 2020-06 resulted in a decrease in the Company’s opening shareholders’ equity of approximately $2.5 million, with a corresponding increase in the carrying value of the senior convertible notes (see Note 9). The adoption of ASU 2020-06 did not have a material impact on the Company’s net income, cash flows, or any other balances.

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

The Company has entered into the Second Amended and Restated Exempted Limited Partnership Agreement (the “SILP LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, and GRIL, (together, the “GLRE Limited Partners”). SILP has entered into a SILP investment advisory agreement (“IAA”) with DME Advisors. LP (“DME Advisors”), pursuant to which DME Advisors is the investment manager for SILP. DME II and DME Advisors are related to the Company, and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors (the “Chairman”).

At December 31, 2022, the SILP LPA included the following proviso: “The Investment Portfolio of each Partner will not exceed the product of (a) such Partner’s surplus (Greenlight Re Surplus or GRIL Surplus, as the case may be) multiplied by (b) the Investment Cap (50%), and the General Partner will designate any portion of a Partner’s Investment Portfolio as Designated Securities to effectuate such limit.” Effective January 1, 2023, the Investment Cap was amended to 60%.

The Company has concluded that SILP qualifies as a variable interest entity (“VIE”) under U.S. GAAP. In assessing its interest in SILP, the Company noted the following:

•DME II serves as SILP’s general partner and has the power to appoint the investment manager. The Company does not have the power to appoint, change or replace the investment manager or the general partner except “for cause.” Neither of the GLRE Limited Partners can participate in the investment decisions of SILP as long as SILP adheres to the investment guidelines provided within the SILP LPA. For these reasons, the GLRE Limited Partners are not considered to have substantive participating rights or kick-out rights.

•DME II holds an interest in excess of 10% of SILP’s net assets, which the Company considers to represent an obligation to absorb losses and a right to receive benefits of SILP that are significant to SILP.

Link to Table of Contents
Consequently, the Company has concluded that DME II’s interests, not the Company’s, meet both the “power” and “benefits” criteria associated with VIE accounting guidance. Therefore DME II is SILP’s primary beneficiary. The Company presents its investment in SILP in its consolidated balance sheets in the caption “Investment in related party investment fund.”

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. At December 31, 2022, the net asset value of the GLRE Limited Partners’ investment in SILP was $178.2 million (December 31, 2021: $183.6 million), representing 69.3% (December 31, 2021: 78.2%) of SILP’s total net assets. DME II held the remaining 30.7% (December 31, 2021: 21.8%) of SILP’s total net assets. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing 3 business days’ notice to DME II. At December 31, 2022, the majority of SILP’s long investments were composed of cash and publicly-traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the years ended December 31, 2022, 2021, and 2020, was $54.8 million, $18.1 million, and $4.4 million, respectively, and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s consolidated statements of operations.

At December 31, 2022, the Company’s investments in SILP exceeded 10% of the Company’s total shareholders’ equity, with a fair value of $178.2 million (December 31, 2021: $183.6 million), representing 35.4% (December 31, 2021: 38.6%), of total shareholders’ equity.

The Company has determined that for its fiscal year ended December 31, 2022, the Company’s investment in SILP met at least one of the conditions of a significant subsidiary under SEC’s Regulation S-X, Rule 3-09. Accordingly, the audited financial statements for SILP have been attached as an exhibit (Exhibit 99.1) to this Form 10-K.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	December 31, 2022	December 31, 2021
	($ in thousands)
Assets
Investments, at fair value	$304,806	$297,937
Derivative contracts, at fair value	17,547	2,542
Due from brokers	109,169	84,775
Interest and dividends receivable	527	28
Total assets	432,049	385,282

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(159,382)	(132,360)
Derivative contracts, at fair value	(12,443)	(7,253)
Due to brokers	(2,050)	—
Capital withdrawals payable	(75)	(10,000)
Interest and dividends payable	(760)	(580)
Other liabilities	(159)	(358)
Total liabilities	(174,869)	(150,551)

Net Assets	$257,180	$234,731

GLRE Limited Partners’ share of Net Assets	$178,197	$183,591

Link to Table of Contents
Summarized Statement of Operations of Solasglas Investments, LP

	Year ended December 31
	2022	2021	2020
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$1,586	$641	$1,365
Interest income	2,390	228	654
Total Investment income	3,976	869	2,019

Expenses
Management fee	(3,580)	(3,492)	(2,808)
Interest	(1,950)	(1,055)	(798)
Dividends	(1,374)	(1,147)	(861)
Professional fees and other	(988)	(1,221)	(949)
Total expenses	(7,892)	(6,915)	(5,416)
Net investment income (loss)	(3,916)	(6,046)	(3,397)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	75,172	(3,420)	(61,616)
Net change in unrealized appreciation (depreciation)	11,886	35,482	71,948
Net gain (loss) on investment transactions	87,058	32,062	10,332

Net income (loss)	$83,142	$26,016	$6,935

GLRE Limited Partners’ share of net income (loss) (1)	$54,844	$18,087	$4,431

1 Net income (loss) is net of management fees and performance allocation presented below:

	Year ended December 31
	2022	2021	2020
	($ in thousands)
Management fees	$3,580	$3,492	$2,808
Performance allocation	6,094	2,010	443
Total	$9,674	$5,502	$3,251

See Note 14 for further details on management fees and performance allocation.
4.     FINANCIAL INSTRUMENTS

Purchases and sales of financial instruments are disclosed in the Company’s consolidated statements of cash flows. The following table summarizes the change in unrealized gains and losses and the realized gains and losses on financial instruments included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020:

Link to Table of Contents

	Year ended December 31
	2022	2021	2020
	($ in thousands)
Gross realized gains	$—	$14,210	$5,766
Gross realized losses	—	—	(15,000)
Net realized gains (losses)	$—	$14,210	$(9,234)
Change in unrealized gains and losses	$9,858	$19,560	$25,909

Investments

Other Investments

The Company’s “Other investments” are composed of the following:

•Private investments, unlisted equities, and debt and convertible debt instruments, which consist primarily of Innovations-related investments supporting technology innovators in the (re)insurance market; and
•Certificates of deposit with original maturities greater than three months.

At December 31, 2022, the Company included the following securities in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$22,787	$42,461	$(2,815)	$62,433
Debt and convertible debt securities	1,846	—	—	1,846
Certificates of deposit	6,000	—	—	6,000
Total other investments	$30,633	$42,461	$(2,815)	$70,279

At December 31, 2021, the Company included the following securities in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$17,411	$31,438	$(1,800)	$47,049
Derivative financial instruments (not designated as hedging instruments)	—	335	—	335
Total other investments	$17,411	$31,773	$(1,800)	$47,384

At December 31, 2021, Company’s derivative financial instruments were composed of warrants granting the Company the right, but not the obligation, to purchase shares at a specified price on or before the maturity date. The Company has not designated any of its derivative financial instruments as hedging instruments. The Company’s maximum exposure to loss relating to these warrants is limited to the warrants’ carrying amount.

Private investments and unlisted equity securities without readily determinable fair values

The Company measures its private investments and unlisted equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from identical or similar investments of the same issuers (the “measurement alternative”), with such changes recognized in the caption “Net investment income (loss)” in the consolidated statements of operations. The Company considers the need for impairment on a by-investment basis based on certain indicators. Under the measurement alternative, the Company makes two types of valuation adjustments:

•When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Once the Company

Link to Table of Contents
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

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at December 31, 2022, 2021, and 2020, and the related adjustments recorded during the years then ended.

	Year ended December 31
	2022	2021	2020
	($ in thousands)
Carrying value (1)	$62,433	$47,049	$21,793
Upward carrying value changes (2)	$11,277	$20,814	$10,576
Downward carrying value changes and impairment (3)	$(1,073)	$(500)	$(1,500)

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to December 31, 2022, totaled $42.9 million.
(3) The cumulative downward carrying value changes and impairments from inception to December 31, 2022, totaled $3.1 million.

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

Assets measured at fair value on a nonrecurring basis

At December 31, 2022, and December 31, 2021, the Company held $53.6 million and $40.5 million, respectively, of private investments and unlisted equities measured at fair value on a nonrecurring basis. The Company classifies these assets as Level 3 within the fair value hierarchy. The following table summarizes the periods between the most recent fair value measurement dates and December 31, 2022, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
	($ in thousands)
Fair values measured on a nonrecurring basis	$599	$33,028	$19,929	$53,556

At December 31, 2022, and December 31, 2021, the Company held $8.9 million and $6.5 million, respectively, of private investments and unlisted equities measured at cost.

Link to Table of Contents

Assets measured at fair value on a recurring basis

In accordance with ASC 320, “Investments - Debt Securities,” the Company has classified debt and convertible debt securities as “trading” measured at estimated fair value with unrealized gains and losses reported in net income. The Company classifies these securities as Level 3 within the fair value hierarchy. It estimates their fair values primarily based on third-party quotes, issuers’ book value, market multiples, and other inputs. Valuation of these securities is subjective as the markets’ illiquidity may increase the likelihood that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur.

The carrying value of certificates of deposit with original maturities of one year or less approximates their fair values. The Company classifies these assets as Level 2 within the fair value hierarchy.

At December 31, 2022, and December 31, 2021, the Company did not carry any other investments at fair value with an assigned Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient. Therefore, this investment is not classified within the fair value hierarchy. (See Note 3 for further details on the related party investment fund.)

During the year ended December 31, 2022, and 2021, there were no transfers between Level 2 and Level 3 of the fair value hierarchy.

Financial Instruments Disclosed, But Not Carried, at Fair Value

The caption “Convertible senior notes payable” represents financial instruments that the Company carries at amortized cost. The fair value of the convertible senior notes payable is estimated based on the bid price observed in an inactive market for the identical instrument (Level 2 input) (see Note 9).

5.     CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents at December 31, 2022, and 2021 were composed of cash at banks.

Due to the short-term nature of cash and cash equivalents, the carrying values of cash at banks approximate their fair value. Cash at banks includes cash held at non-U.S. financial institutions not insured by the Federal Deposit Insurance Corporation or other deposit insurance programs.

6.     RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS

Restricted cash and restricted cash equivalents include amounts held by the Company but pledged as security to provide collateral required by the cedents in the form of trust accounts and letters of credit (see Note 15). At December 31, 2022, and 2021, the restricted cash and cash equivalents were composed of the following:

	December 31, 2022	December 31, 2021
	($ in thousands)
Cash held as collateral in trust accounts	$463,659	$497,149
Cash collateral relating to letters of credit issued	204,651	137,645
Total restricted cash and restricted cash equivalents	$668,310	$634,794

7.     LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At December 31, 2022, the Company’s loss and loss adjustment expense reserves included estimated amounts for several catastrophe events. For significant catastrophe events, including, but not limited to, hurricanes, tornados, typhoons, floods, earthquakes, wildfires, war and pandemics, loss reserves are generally established based on loss payments and case reserves reported by clients when received. To establish IBNR loss estimates, the Company makes use of, among other things, the following information:

•estimates communicated by ceding companies;
•information received from clients, brokers, and loss adjusters;
•an understanding of the underlying business written and its exposures to catastrophe event-related losses;

Link to Table of Contents
•industry data;
•catastrophe scenario modeling software; and
•management’s judgment.

At December 31, 2022, the Company’s loss and loss adjustment expense reserves included $13.6 million from the Russian-Ukrainian conflict and $19.5 million from Hurricane Ian. Additional information the Company considered in estimating its loss reserves included the following:

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

Additionally, if the Russian-Ukrainian conflict is prolonged, the Company may incur additional losses in subsequent periods.

At December 31, 2022 and 2021, loss and loss adjustment expense reserves were composed of the following:

	December 31, 2022	December 31, 2021
	($ in thousands)
Case reserves	$184,756	$190,220
IBNR	370,712	333,790
Total	$555,468	$524,010

Link to Table of Contents

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the years ended December 31, 2022, 2021, and 2020 is as follows:

Consolidated	2022	2021	2020
	($ in thousands)
Gross balance at January 1	$524,010	$494,179	$470,588
Less: Losses recoverable	(11,100)	(16,851)	(27,531)
Net balance at January 1	512,910	477,328	443,057
Incurred losses related to:
Current year	316,367	389,080	333,096
Prior years	118	(14,100)	4,737
Total incurred	316,485	374,980	337,833
Paid losses related to:
Current year	(78,517)	(152,214)	(109,509)
Prior years	(198,897)	(185,549)	(195,726)
Total paid	(277,414)	(337,763)	(305,235)
Foreign currency revaluation	(9,752)	(1,635)	1,673
Net balance at December 31	542,229	512,910	477,328
Add: Losses recoverable	13,239	11,100	16,851
Gross balance at December 31	$555,468	$524,010	$494,179

Loss development

Year ended December 31, 2022

During the year ended December 31, 2022, the Company experienced $0.1 million in net adverse development on prior year loss and LAE reserves. This net adverse development resulted primarily from the following:

•$8.1 million of adverse development on motor and health business attributed to inflation-driven increases in claims costs;
•$7.1 million of adverse development on multi-line business driven by worse than expected claims experience on whole account contracts written from 2014-2018;
•$3.7 million of adverse development on professional liability contracts written from 2014 to 2017;
•$3.0 million of adverse development on workers’ compensation contracts driven by poor claims experience across several states in the U.S.; and
•$2.0 million of adverse development on general liability contracts due to reported claims being settled above expected levels.

The adverse developments were partially offset by favorable developments relating to prior accident years primarily due to the following:

•$9.8 million of favorable experience on mortgage business. On a financial-impact basis, the favorable loss development on these contracts was offset by increased profit commissions, which are included in the caption “Acquisition costs” in the Company’s consolidated statements of operations;
•$9.2 million of favorable development on multi-line business driven primarily by a loss portfolio transfer on a whole account contract and better than anticipated claims experience on a combined workers’ compensation and commercial packages account across multiple years; and
•$7.2 million of loss reserves released relating to catastrophe events, COVID-19, and property covers based on updated claims reporting received from cedents.

Link to Table of Contents
The remaining development on prior year loss and LAE reserves recognized in 2022 related to several smaller adjustments made across various lines of business.

Year ended December 31, 2021

During the year ended December 31, 2021, the Company experienced $14.1 million in net favorable development on prior year loss and LAE reserves. This net favorable development resulted primarily from the following:

•$14.7 million of better-than-expected claims reporting on motor contracts, primarily relating to contracts that incepted in 2015 and 2016;
•$8.9 million favorable loss development on various specialty lines of business, including crop, space, and marine and energy, as actual losses reported were better than expected;
•$5.0 million of favorable loss development on mortgage contracts resulting from lower delinquencies and fewer reported claims than initially anticipated. On a financial-impact basis, the favorable loss development on these contracts was offset by increased profit commissions, which are included in the caption “Acquisition costs” in the Company’s consolidated statements of operations; and
•$3.5 million favorable loss development on a multi-line contract that incepted in 2019.

The favorable developments were partially offset by adverse developments relating to prior accident years primarily due to the following:

• $14.4 million of adverse development on multi-line casualty contracts primarily relating to contracts that incepted in 2014 and 2015, resulting from unfavorable development in reported claims;
•$2.9 million of adverse development on a general liability contract resulting from unfavorable development in reported claims; and
•$1.2 million of adverse development on workers’ compensation contracts resulting from higher than anticipated losses.

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

Year ended December 31, 2020

During the year ended December 31, 2020, the Company experienced $4.7 million in net adverse development on prior year loss and LAE reserves. This net adverse development resulted primarily from the following:

• $7.6 million of adverse loss development on multi-line contracts that incepted from 2015 to 2018, resulting from unfavorable development in reported claims;
• $1.9 million of adverse loss development on general liability contracts, primarily relating to unfavorable development in reported claims on a contract that incepted in 2019;
• $1.9 million of adverse loss development on specialty health contracts primarily arising from a few large medical claims reported on a contract that incepted in 2019; and
•$1.5 million of adverse loss development on motor contracts relating to the 2018 and 2019 treaty years, partially offset by favorable loss development on contracts that incepted from 2015 to 2017.

The adverse developments were partially offset by favorable developments relating to prior accident years primarily due to the following:
• $4.5 million of favorable development on property contracts primarily resulting from lower than anticipated losses relating to the 2017 and 2018 catastrophe events, partially offset by adverse loss development on 2019 contracts;
•$2.2 million of favorable loss development on solicitors’ professional indemnity contracts resulting primarily from lower than expected claims on prior accident years.
•$1.9 million of favorable loss development on a professional liability contract relating to a contract that incepted in 2008 where the reported claims have been lower than those previously anticipated.

Link to Table of Contents
The remaining development on prior year loss and LAE reserves recognized in 2020 related to several smaller adjustments made across various lines of business.
The changes in the outstanding loss and loss adjustment expense reserves for health claims for the years ended December 31, 2022, 2021, and 2020 are as follows:

Health	2022	2021	2020
	($ in thousands)
Gross balance at January 1	$11,894	$18,629	$19,306
Less: Losses recoverable	—	—	—
Net balance at January 1	11,894	18,629	19,306
Incurred losses related to:
Current year	8,667	38,109	37,064
Prior years	2,822	(780)	870
Total incurred	11,489	37,329	37,934
Paid losses related to:
Current year	(5,219)	(28,896)	(21,313)
Prior years	(11,532)	(15,168)	(17,298)
Total paid	(16,751)	(44,064)	(38,611)
Foreign currency revaluation	—	—	—
Net balance at December 31	6,632	11,894	18,629
Add: Losses recoverable	665	—	—
Gross balance at December 31	$7,297	$11,894	$18,629

Disclosures about Short-Duration Contracts

The Company has one operating segment, Property & Casualty Reinsurance, and categorizes its business as Property, Casualty, and Other. The Company’s loss development tables presented below have been disaggregated by lines of business for the years ended from December 31, 2013, through 2022.

For purposes of the loss development tables, the property business has been further disaggregated into "Property" and "Motor - Physical Damage." The casualty category has been disaggregated into "General Liability," "Motor Liability," "Professional Liability," and "Workers' Compensation." Contracts that cover more than one line of business, including Lloyd’s business, are grouped as "Multi-line." In addition, the incurred and paid claims relating to accident and health business have been presented separately as "Health." Other specialty business, including aviation, crop, cyber, energy, and marine, which are individually insignificant to our overall business, have been grouped as "Other." As the Company’s financial lines business has grown recently, the Company has elected to present the loss development table for financial business separately. During 2022, the Company revised its line-of-business allocation for certain contracts and disaggregated the “Financial” line from the “Other” loss development table. As a result, the historical incurred and paid claims development presented in the tables below differ from those disclosed in previously issued financial statements. Conforming changes were also made to the table above presenting the changes in the outstanding loss and loss adjustment expense reserves for health claims for the years ended December 31, 2021, and 2020. The amounts shown in the caption “Net loss and loss adjustment expenses incurred” in the Company’s Consolidated Statements of Operations and the allocation between “Current year” and “Prior years” are unaffected by these revisions.

For each category, the following tables present the incurred and paid claims development at December 31, 2022, net of retrocession, and the total of incurred but not reported liabilities plus expected development on reported claims included within the net incurred claims amount. Health claims have been disaggregated and presented separately.

Link to Table of Contents

The tables below present incurred and paid claims development for the years ended December 31, 2013 to 2021. They are presented as unaudited supplementary information. Totals may not sum due to rounding.

Health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2022
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$31,293	$34,612	$34,759	$34,518	$34,490	$34,458	$34,457	$34,437	$34,437	$34,429	$—
2014		33,755	30,844	30,163	29,722	29,475	29,407	29,397	29,397	29,393	—
2015			35,082	34,514	35,099	34,549	34,498	34,535	34,493	34,535	100
2016				38,768	41,910	41,969	42,049	41,999	41,833	41,833	66
2017					45,911	47,349	47,834	47,682	47,600	47,531	46
2018						57,925	61,365	60,911	60,598	60,372	10
2019							34,623	36,168	35,755	35,670	1,135
2020								37,064	37,275	37,558	1,245
2021									38,109	41,028	670
2022										8,667	3,448
									Total	$371,016	$6,721

Health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$21,674	$34,353	$34,537	$34,470	$34,457	$34,457	$34,457	$34,437	$34,437	$34,429
2014		19,329	28,919	29,532	29,453	29,446	29,407	29,397	29,397	29,393
2015			14,778	32,331	34,631	34,481	34,441	34,440	34,440	34,435
2016				22,126	40,554	41,881	41,806	41,788	41,788	41,767
2017					24,105	44,980	47,582	47,507	47,502	47,485
2018						35,134	59,499	60,521	60,436	60,362
2019							17,677	34,077	34,551	34,535
2020								21,313	36,096	36,313
2021									28,896	40,358
2022										5,219
									Total	364,295
				All outstanding liabilities before 2013, net of reinsurance						(89)
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Health)								$6,632

Link to Table of Contents

Multiline
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2022
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$—	$—	$—	$—	$—	$—	$—	$—	$(7)	$(7)	$—
2014		2,390	2,390	2,390	2,609	2,625	2,586	2,653	3,010	3,256	710
2015			27,826	27,957	30,361	31,850	30,753	32,154	34,877	36,683	6,702
2016				55,471	59,668	60,363	59,398	61,858	67,267	70,133	14,265
2017					82,815	78,969	82,725	84,552	89,056	91,056	19,786
2018						58,143	50,404	53,405	53,665	54,135	11,006
2019							45,299	48,696	47,914	46,553	10,092
2020								52,665	51,777	46,363	11,936
2021									77,944	75,552	43,084
2022										121,725	103,130
									Total	$545,449	$220,711

Multiline
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$—	$—	$—	$—	$—	$—	$—	$—	$(7)	$(7)
2014		—	—	145	566	1,092	1,413	1,995	2,281	2,546
2015			25	2,788	9,836	15,917	18,868	24,580	27,212	29,981
2016				5,825	16,391	26,746	32,594	42,308	48,616	55,868
2017					9,498	27,107	39,188	53,535	63,449	71,269
2018						8,070	20,480	31,912	38,512	43,129
2019							10,948	23,182	29,966	36,461
2020								12,327	23,943	34,428
2021									13,440	32,468
2022										18,595
									Total	324,738
				All outstanding liabilities before 2013, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Multiline)								$220,711

Link to Table of Contents

General Liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2022
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$3,018	$2,689	$4,666	$4,511	$4,510	$4,916	$4,770	$4,648	$4,980	$5,198	$—
2014		1,238	1,229	1,174	1,033	1,355	1,000	1,000	3,606	1,144	78
2015			1,699	1,690	1,756	1,979	2,152	2,190	2,294	1,866	172
2016				6,203	6,519	7,124	7,867	8,095	8,444	9,389	198
2017					5,425	6,519	7,374	8,444	9,951	7,533	133
2018						2,874	3,411	3,921	4,585	4,097	1,417
2019							1,000	986	1,031	649	361
2020								1,812	1,776	1,633	1,507
2021									5,141	12,059	11,957
2022										16,229	15,821
									Total	$59,797	$31,644

General Liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$1,371	$1,917	$2,298	$4,191	$4,274	$4,652	$4,770	$4,648	$4,980	$5,198
2014		18	146	413	548	492	762	473	1,014	1,066
2015			69	293	532	548	926	945	1,431	1,694
2016				122	1,589	3,276	4,670	6,109	6,565	9,191
2017					136	1,412	2,823	4,381	5,703	7,400
2018						165	1,286	2,275	2,790	2,680
2019							26	226	306	288
2020								71	71	126
2021									—	102
2022										408
									Total	28,153
				All outstanding liabilities before 2013, net of reinsurance						28
	Liabilities for claims and claims adjustment expenses, net of reinsurance (General Liability)									$31,672

Link to Table of Contents

Motor Casualty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2022
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$182,833	$179,930	$174,744	$175,094	$175,161	$175,233	$175,177	$175,206	$175,180	$175,205	$12
2014		93,718	92,844	94,688	94,131	94,147	94,192	94,230	94,226	94,230	77
2015			128,199	130,410	129,745	132,853	134,951	133,632	128,536	128,567	258
2016				166,389	169,789	174,037	183,801	180,118	180,003	180,045	414
2017					187,109	188,754	199,258	191,064	188,718	188,207	937
2018						150,700	162,016	149,467	148,830	147,369	5,452
2019							168,154	193,242	189,971	190,477	3,799
2020								98,243	97,356	99,091	6,838
2021									102,415	104,647	13,861
2022										21,973	1,451
									Total	$1,329,809	$33,099

Motor Casualty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$86,558	$159,200	$171,855	$174,997	$175,187	$175,187	$175,193	$175,192	$175,193	$175,193
2014		49,994	86,297	89,348	94,046	94,105	94,151	94,150	94,153	94,153
2015			81,093	125,645	129,174	129,351	129,454	128,121	128,280	128,309
2016				97,325	157,948	170,658	182,800	179,033	179,540	179,631
2017					115,204	170,157	188,225	186,105	187,047	187,270
2018						83,652	143,267	141,593	141,764	141,918
2019							99,043	170,331	184,519	186,678
2020								42,778	87,180	92,252
2021									56,700	90,786
2022										20,522
									Total	1,296,710
				All outstanding liabilities before 2013, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Motor Casualty)									$33,099

Link to Table of Contents

Motor Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2022
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$46,189	$45,629	$44,728	$44,656	$44,695	$44,719	$44,719	$44,724	$44,729	$44,724	$3
2014		18,870	18,797	19,056	19,000	19,006	19,004	19,020	19,036	19,020	47
2015			22,035	22,516	23,005	23,263	23,396	23,246	22,901	22,712	67
2016				27,853	28,279	29,090	30,367	29,822	29,858	29,835	95
2017					39,486	39,621	41,394	39,720	39,643	39,334	202
2018						42,336	45,209	43,266	41,122	40,753	430
2019							43,103	48,007	49,140	48,782	901
2020								23,785	23,837	24,310	1,546
2021									25,743	28,845	2,241
2022										3,726	640
									Total	$302,042	$6,172

Motor Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$21,112	$41,066	$44,387	$44,675	$44,719	$44,719	$44,721	$44,721	$44,721	$44,721
2014		10,305	17,621	18,370	18,951	18,957	18,972	18,972	18,973	18,973
2015			13,859	22,123	22,615	22,705	22,749	22,625	22,642	22,646
2016				16,707	27,005	28,591	30,033	29,647	29,726	29,740
2017					23,091	37,058	39,711	38,971	39,115	39,132
2018						23,576	40,118	40,086	40,246	40,323
2019							25,103	43,672	47,346	47,881
2020								10,880	21,684	22,764
2021									14,955	26,605
2022										3,087
									Total	295,870
				All outstanding liabilities before 2013, net of reinsurance						(19)
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Motor Property)									$6,152

Link to Table of Contents

Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2022
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$60,949	$58,994	$61,778	$62,496	$62,484	$62,423	$62,766	$62,649	$62,727	$62,521	$67
2014		41,737	45,151	46,842	47,082	46,871	47,027	46,994	46,952	46,930	262
2015			27,839	30,321	31,719	30,920	30,581	30,521	30,392	30,436	223
2016				25,603	26,058	23,932	23,404	23,140	22,962	23,018	273
2017					81,378	76,605	67,409	67,858	67,665	67,033	1,656
2018						27,888	29,761	24,491	23,794	23,229	3,374
2019							22,247	14,571	13,979	12,176	2,375
2020								29,139	25,196	21,643	6,540
2021									26,720	27,018	13,824
2022										41,248	22,098
									Total	$355,251	$50,690

Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$34,807	$55,669	$58,526	$60,345	$61,075	$61,988	$62,229	$62,305	$62,368	$62,454
2014		20,230	40,172	43,638	45,208	46,298	46,518	46,615	46,632	46,668
2015			12,941	25,441	28,825	29,790	29,996	30,099	30,121	30,214
2016				9,937	18,162	20,991	21,974	22,321	22,654	22,745
2017					43,261	55,529	62,869	64,100	65,267	65,377
2018						5,192	15,414	18,134	18,848	19,855
2019							4,046	6,937	8,327	9,801
2020								6,011	11,289	15,103
2021									4,953	13,194
2022										19,150
									Total	304,561
				All outstanding liabilities before 2013, net of reinsurance						(42)
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Property)								$50,648

Link to Table of Contents

Professional Liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2022
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$11,357	$12,165	$13,557	$15,065	$15,814	$15,973	$15,791	$15,471	$15,257	$15,264	$329
2014		17,564	17,016	16,982	19,317	20,232	20,528	20,289	19,770	19,768	916
2015			17,567	17,549	19,999	21,271	21,434	20,771	20,607	21,466	2,563
2016				13,432	16,521	16,855	16,451	16,273	16,713	17,528	4,213
2017					10,176	9,863	9,685	9,904	10,272	11,146	2,849
2018						4,471	4,458	4,578	5,171	6,167	1,593
2019							586	611	762	922	264
2020								66	62	62	63
2021									158	165	165
2022										464	464
									Total	$92,954	$13,419

Professional Liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$649	$3,180	$7,097	$10,207	$12,871	$13,575	$13,404	$14,795	$14,726	$14,935
2014		1,251	4,969	8,874	12,945	15,023	15,032	18,336	18,300	18,852
2015			1,084	3,065	8,343	11,113	11,937	16,452	17,915	18,903
2016				325	2,079	4,687	7,552	10,191	11,287	13,315
2017					222	1,418	3,062	4,821	5,783	8,297
2018						240	1,139	1,979	3,229	4,574
2019							145	266	544	658
2020								—	—	—
2021									—	—
2022										—
									Total	79,536
				All outstanding liabilities before 2013, net of reinsurance						425
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Professional Liability)									$13,844

Link to Table of Contents

Workers' Compensation
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2022
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$4,751	$4,751	$4,751	$4,751	$4,751	$4,751	$4,751	$4,751	$4,751	$4,751	$—
2014		—	—	—	3	—	—	—	160	—	—
2015			1,014	1,010	948	950	951	919	919	889	20
2016				4,342	4,275	4,266	3,975	3,778	3,716	3,646	81
2017					10,879	10,343	9,600	9,060	8,756	8,977	426
2018						13,595	13,485	13,039	12,544	12,909	800
2019							22,926	23,311	22,612	23,955	3,808
2020								44,845	40,826	43,633	11,525
2021									64,679	63,398	20,544
2022										33,284	24,219
									Total	$195,443	$61,421

Workers' Compensation
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$4,751	$4,751	$4,751	$4,751	$4,751	$4,751	$4,751	$4,751	$4,751	$4,751
2014		—	—	—	—	—	—	—	—	—
2015			28	251	564	688	777	832	851	870
2016				613	1,920	2,782	3,274	3,459	3,521	3,565
2017					2,028	5,356	7,399	8,003	8,379	8,551
2018						4,213	8,321	10,773	11,806	12,109
2019							5,473	13,600	17,655	20,148
2020								11,288	23,463	32,108
2021									23,210	42,854
2022										9,066
									Total	134,021
				All outstanding liabilities before 2013, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Workers' Compensation)									$61,421

Link to Table of Contents

Financial Lines
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2022
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$285	$644	$754	$752	$741	$728	$686	$661	$98	$172	$428
2014		500	503	580	506	1,096	2,063	2,228	1,668	1,959	(257)
2015			1,947	2,206	3,025	3,010	3,121	3,087	3,034	3,035	220
2016				4,820	6,670	6,289	7,470	7,470	6,694	6,676	254
2017					9,006	5,865	6,277	8,339	6,789	6,068	75
2018						4,069	4,429	6,646	4,838	4,775	568
2019							7,741	12,319	10,509	8,521	2,396
2020								18,647	19,825	17,615	8,490
2021									17,700	16,397	14,201
2022										23,978	23,158
									Total	$89,198	$49,534

Financial Lines
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$—	$209	$244	$87	$72	$326	$289	$300	$(336)	$(256)
2014		90	347	429	587	1,210	2,279	2,483	1,896	2,216
2015			223	851	1,399	1,964	2,477	2,651	2,746	2,815
2016				1,193	2,426	4,726	6,340	6,279	6,295	6,423
2017					187	2,894	4,603	5,584	5,683	5,993
2018						671	3,931	3,655	3,807	4,207
2019							2,949	4,009	4,760	6,125
2020								2,705	5,017	9,125
2021									500	2,196
2022										820
									Total	39,664
				All outstanding liabilities before 2013, net of reinsurance						9
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Other)								$49,543

Link to Table of Contents

Other
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2022
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$1,458	$1,461	$1,531	$1,511	$1,514	$1,514	$1,511	$1,511	$1,514	$1,511	$—
2014		3,388	2,369	545	546	544	491	491	680	491	1
2015			1,861	3,579	2,890	853	854	177	179	174	41
2016				2,509	2,697	1,126	954	973	1,004	1,017	263
2017					993	994	569	1,023	1,093	1,111	358
2018						1,311	2,369	2,433	2,295	2,435	497
2019							9,136	7,874	6,950	7,065	949
2020								24,491	17,478	20,953	5,666
2021									30,020	24,410	13,162
2022										44,170	43,077
									Total	$103,336	$64,013

Other
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited - Supplementary Information)
	($ in thousands)
2013	$(3)	$878	$1,511	$1,511	$1,511	$1,511	$1,511	$1,511	$1,511	$1,511
2014		101	174	545	546	519	491	491	491	491
2015			—	8	24	55	73	100	106	133
2016				35	111	285	389	559	610	754
2017					24	163	284	458	547	754
2018						26	1,168	1,409	1,776	1,938
2019							2,141	4,374	5,490	6,116
2020								2,631	12,927	15,287
2021									8,838	11,248
2022										1,093
									Total	39,323
				All outstanding liabilities before 2013, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Other)								$64,013

For incurred and paid claims denominated in currencies other than U.S. dollars, the above tables are presented using the foreign exchange rate in effect at the current year-end date. As a result, all prior year information has been restated to reflect December 31, 2022, foreign exchange rates. This treatment prevents changes in foreign currency exchange rates from distorting the claims development between the years presented.

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

For example, a one-year quota-share reinsurance treaty incepting on October 1, 2020 (with underlying policies each having a one-year duration) would have a 24-month period over which the premiums would be earned. Therefore, claims would be allocated to accident years 2020, 2021 and 2022 based on the proportion of the premiums earned during each accident year. For illustration of this contract, any claims reported during 2020 would be allocated to the 2020 accident year. For losses reported during 2021, the claims would be allocated between 2020 and 2021 based on the percentage of premiums earned during 2020 and 2021. Similarly, for losses reported during 2022 and thereafter, the losses would be allocated to the 2020, 2021 and 2022 accident years based on the proportion of premiums earned during each of those years. However, natural catastrophes and certain other large losses are addressed separately and are assigned to the accident year in which they occurred.

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheet is as follows:

December 31, 2022
($ in thousands)
Net outstanding liabilities
Health	$6,632
Multiline	220,711
General Liability	31,672
Motor Casualty	33,099
Motor Property	6,152
Property	50,648
Professional Liability	13,844
Workers' Compensation	61,421
Financial Lines	49,543
Other	64,013
Liabilities for claims and claims adjustment expenses, net of reinsurance	537,735
Add: Reinsurance recoverable on unpaid claims	13,239
Add: Unallocated claims adjustment expenses	4,432
Add: Allowance for credit losses	62
Total gross liabilities for unpaid claims and claim adjustment expense	$555,468

Link to Table of Contents
The average historical annual percentage payout of net incurred claims (excluding health) at December 31, 2022, is as follows:

Years	1	2	3	4	5	6	7	8	9	10
	(Unaudited - Supplementary Information)
Multiline	11.2%	16.1%	14.0%	11.9%	10.5%	10.2%	10.4%	8.8%	4.7%	2.2%
General Liability	4.7%	13.6%	12.9%	12.2%	18.1%	27.6%	7.2%	2.9%	0.5%	0.3%
Motor Casualty	49.0%	35.8%	7.8%	3.7%	1.7%	1.0%	0.8%	0.2%	—%	—%
Motor Property	53.3%	40.8%	4.9%	1.0%	—%	—%	—%	—%	—%	—%
Property	49.5%	34.7%	8.0%	2.9%	2.5%	0.8%	1.0%	0.5%	0.1%	—%
Professional Liability	2.9%	10.4%	15.2%	13.5%	9.4%	7.9%	5.8%	2.2%	3.2%	29.5%
Workers' Compensation	30.9%	36.5%	22.4%	7.6%	1.6%	0.8%	0.1%	0.1%	—%	—%
Financial Lines	20.9%	34.3%	21.2%	11.3%	4.5%	3.7%	1.8%	1.0%	—%	1.3%
Other	20.6%	27.2%	11.2%	10.0%	8.3%	7.7%	7.6%	7.4%	—%	—%

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

8.     RETROCESSION

From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, reduce its net liability on individual risks, obtain additional underwriting capacity, and balance its underwriting portfolio. The Company records loss and loss adjustment expenses recoverable from retrocessionaires as assets.

For the year ended December 31, 2022, the Company’s earned ceded premiums were $15.3 million (2021: $0.0 million and 2020: $3.2 million). For the year ended December 31, 2022, loss and loss adjustment expenses recovered and changes in losses recoverable were $6.6 million (2021: $0.0 million and 2020: $5.9 million).

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At December 31, 2022, the Company’s loss reserves recoverable of $13.2 million (December 31, 2021: $11.1 million) consisted of (i) $9.5 million (December 31, 2021: $8.4 million) recoverable from unrated retrocessionaires, of which $9.2 million (December 31, 2021: $8.2 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $3.8 million (December 31, 2021: $2.8 million) recoverable from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At December 31, 2022, the Company had recorded an allowance for expected credit losses of $0.1 million (December 31, 2021: $0.1 million).

9. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”), which mature on August 1, 2023. The Notes bear interest at 4.0%, payable semiannually on February 1 and August 1 of each year beginning February 1, 2019.

Noteholders have the option, under certain conditions, to redeem the Notes prior to maturity. At December 31, 2022, the Company’s share price was lower than the conversion price of $17.19 per share.

Link to Table of Contents
If a holder redeems the Notes, the Company shall have the option to settle the conversion obligation in cash, ordinary shares of the Company, or a combination thereof pursuant to the terms of the indenture governing the Notes. Prior to January 1, 2022, the Company bifurcated the Notes into liability and equity components. Effective January 1, 2022, upon adoption of ASU 2020-06, the Company no longer bifurcates the Notes and presents the entire balance as a single liability on the Company’s consolidated balance sheets (see Note 2 for recently issued accounting standards adopted).
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%. The Company incurred issuance costs in connection with the issuance of the Notes. At December 31, 2022, the unamortized portion of these costs was $0.4 million (December 31, 2021: $1.0 million), which the Company expects to amortize through the maturity date.

During the year ended December 31, 2022, the Company repurchased and canceled $20.4 million of the Notes. The carrying value of the Notes outstanding at December 31, 2022, including accrued interest of $1.3 million, was $80.5 million (December 31, 2021: $98.1 million). At December 31, 2022, the Company estimated the fair value of the Notes (excluding accrued interest) to be $77.1 million (December 31, 2021: $97.5 million) (see Note 4 Financial Instruments).
For the year ended December 31, 2022, the Company recognized interest expenses of $4.2 million (2021: $6.3 million; 2020: $6.3 million), which included the interest coupon and the amortization of issuance costs. The comparative amounts for 2021 and 2020 also included the amortization of the discount.

The Company was in compliance with all covenants relating to the Notes at December 31, 2022, and December 31, 2021. At December 31, 2022, the Company had a remaining obligation for interest and principal payments of $82.8 million during 2023.

Subsequent to December 31, 2022, the Company repurchased and canceled $13.8 million of the Notes.

10.     SHARE CAPITAL

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the Company’s assets after payment of all debts and liabilities and after the liquidation of any issued and outstanding preferred shares. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate. At December 31, 2022, no preferred shares were issued or outstanding.

The Third Amended and Restated Memorandum and Articles of Association, as revised by special resolution on July 10, 2008 (the “Articles”), provide that the holders of Class A ordinary shares generally are entitled to one vote per share. However, except upon unanimous consent of the Board of Directors, no Class A shareholder is permitted to vote a number of shares that would cause any United States person to own (directly, indirectly, or constructively under applicable United States tax attribution and constructive ownership rules) 9.9% or more of the total voting power of all issued and outstanding ordinary shares. The Articles further provide that the holders of Class B ordinary shares generally are entitled to ten votes per share. However, holders of Class B ordinary shares, together with their affiliates, are limited to voting that number of Class B ordinary shares equal to 9.5% of the total voting power of the total issued and outstanding ordinary shares.

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

At December 31, 2022, the Company has an effective Form S-3 registration statement on file with the SEC for an aggregate principal amount of $200.0 million in securities.

Under the Company’s stock incentive plan, the number of Class A ordinary shares authorized for issuance is 8.0 million shares. At December 31, 2022, 2,011,426 (December 31, 2021: 3,128,276) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

Link to Table of Contents
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

The Company repurchased 4,933 Class A ordinary shares at an average price of $7.04 per share during the year ended December 31, 2022 (2021: 1,079,544 at an average price of $9.26 per share). All Class A ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of ordinary shares issued and outstanding:

	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	27,589,731	6,254,715	28,260,075	6,254,715	30,739,395	6,254,715
Issue of ordinary shares, net of forfeitures	984,548	—	409,200	—	67,777	—
Repurchase of ordinary shares	(4,933)	—	(1,079,544)	—	(2,547,097)	—
Balance – end of year	28,569,346	6,254,715	27,589,731	6,254,715	28,260,075	6,254,715

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares, which have a par value of $0.10 each. It also includes the earned portion of the grant-date fair value of share-based awards that have not yet vested.

Statutory Capital and Surplus

Greenlight Re is subject to the Cayman Islands’ Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, (2018 Revision) (the “Insurance Regulations”). The Insurance Regulations impose a Minimum Capital Requirement (“MCR”) of $50.0 million and a Prescribed Capital Requirement (“PCR”) on Greenlight Re which was $226.5 million at December 31, 2022 (2021: $222.6 million). At December 31, 2022, Greenlight Re’s statutory capital and surplus of $475.0 million exceeded the MCR and PCR. For the years ended December 31, 2022, 2021, and 2020, Greenlight Re’s net income was $32.3 million, $15.9 million, and $12.6 million, respectively.

Greenlight Re is not required to prepare separate statutory financial statements for filing with CIMA. There were no material differences between Greenlight Re’s GAAP capital, surplus, and net income and its statutory capital, surplus, and net income at December 31, 2022 and 2021, and for the years then ended.

At December 31, 2022, the Company was not restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings are invested in its subsidiaries, a dividend from one or more of the Company’s subsidiaries would likely be required to fund a dividend to the Company’s shareholders. Any dividends declared and paid from Greenlight Re to the Company would require CIMA’s approval.

During the year ended December 31, 2022, $60.1 million of dividends (2021: $4.0 million, 2020: $39.5 million) were declared or paid by Greenlight Re to the Company. The dividends were approved by CIMA and resulted in the return of additional share capital to the Company. The dividends were used primarily to repurchase the Company’s Notes and pay interest on them. At December 31, 2022 and 2021, $248.5 million and $281.3 million, respectively, of Greenlight Re’s capital and surplus was available for distribution as dividends.

GRIL is obligated to maintain a minimum level of statutory capital. At December 31, 2022 and 2021, GRIL met such requirements. At December 31, 2022 and 2021, GRIL’s statutory capital was $68.9 million and $65.2 million, respectively. At December 31, 2022, GRIL’s statutory minimum capital required under Solvency II was approximately $10.5 million (2021: $10.6 million). GRIL’s statutory net income (loss) was $4.6 million, $3.8 million and $(2.6) million for the years ended December 31, 2022, 2021, and 2020, respectively. The amount of dividends that GRIL is permitted to distribute is limited to its retained earnings. The Central Bank of Ireland has powers to intervene if a dividend payment were to breach regulatory capital requirements. At December 31, 2022 and 2021, none of GRIL’s capital and surplus was available for distribution as dividends.

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

For the year ended December 31, 2022, the Company issued to non-employee directors an aggregate of 107,763 (2021: 74,769, 2020: 71,330) restricted Class A ordinary shares as part of their remuneration for services to the Company. These restricted shares contain similar restrictions to those issued to employees. They will vest on the earlier of (i) the first anniversary of the date of the share issuance and (ii) the Company’s next annual general meeting, subject to the grantee’s continued service with the Company. During the vesting period, non-employee directors holding these restricted shares retain voting rights and are entitled to any dividends declared by the Company.

For the year ended December 31, 2022, the Company issued 849,872 (2021: 334,312, 2020: 306,264) Class A ordinary shares to employees pursuant to the Company’s stock incentive plan. The restricted shares granted to employees in 2022 include (i) restricted shares with both performance and service-based vesting conditions (“Performance RSs”) and (ii) restricted shares with only service-based vesting conditions (“Service RSs”). The Service RSs vest evenly each year on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSs, with a target of 50%. During the vesting period, the holder of the Service RSs and Performance RSs retains voting rights but is entitled to any dividends declared by the Company only upon vesting.

Prior to fiscal year 2022, the restricted shares granted to employees cliff vested three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

Prior to fiscal year 2021, the Company issued Class A ordinary shares to the Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan (“CEO RSs”). These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of the CEO’s employment, and transferability. The CEO RSs cliff vest five years after the date of issuance, subject to the performance condition being met and the CEO’s continued service with the Company. At December 31, 2022, there were 193,149 non-vested CEO RSs with a weighted average grant date fair value of $10.10 per share. As the performance conditions associated with these restricted shares have not been met, the Company recognized no compensation cost relating to the unvested CEO RSs for the years ended December 31, 2022, 2021, and 2020.

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

For the year ended December 31, 2022, grantees forfeited 8,476 (2021: 20,592, 2020: 462,388) restricted shares. For the year ended December 31, 2022, the Company reversed a nominal amount of stock compensation expense (2021: $0.1 million, 2020: $0.7 million) in relation to the forfeited restricted shares.

The Company recorded $3.8 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the year ended December 31, 2022 (2021: $2.4 million, 2020: $1.0 million). At December 31, 2022, there was $3.3 million (2021: $2.7 million, 2020: $1.9 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding CEO RSs), which the Company expects to recognize over a weighted-average period of 1.4 years (2021: 1.8 years, 2020: 1.5 years). For the year ended December 31, 2022, the total fair value of restricted shares vested was $2.5 million (2021: $1.6 million, 2020: $3.3 million).

Link to Table of Contents
The following table summarizes the activity for unvested outstanding restricted share awards during the years ended December 31, 2022, and 2021:

	Performance Restricted Shares		Service Restricted Shares
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2020	193,149	$10.10	504,400	$9.11
Granted	—	—	409,081	9.11
Vested	—	—	(139,482)	11.53
Forfeited	—	—	(20,592)	8.35
Balance at December 31, 2021	193,149	$10.10	753,407	8.68
Granted	601,213	6.82	356,422	7.02
Vested	—	—	(268,457)	9.38
Forfeited	—	—	(8,476)	7.67
Balance at December 31, 2022	794,362	$7.62	832,896	$7.76

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

Prior to 2022, the RSUs issued to employees cliff vested three years after the date of issuance, subject to the grantee’s continued service with the Company. For the year ended December 31, 2022, the Company issued 159,215 (2021: 58,123, 2020: 60,622) RSUs to employees pursuant to the Company’s stock incentive plan. For the year ended December 31, 2022, no RSUs were forfeited (2021: nil; 2020: nil).

The Company recorded $0.7 million of share-based compensation expense relating to RSUs for the year ended December 31, 2022 (2021: $0.4 million, 2020: $0.4 million). At December 31, 2022, the total compensation cost related to non-vested RSUs not yet recognized was $0.6 million (2021: $0.5 million), which the Company expects to recognize over a weighted-average period of 1.6 years (2021: 1.8 years).

Link to Table of Contents
Employee RSU activity during the years ended December 31, 2022, and 2021 was as follows:

	Performance Restricted Stock Units		Service Restricted Stock Units
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2020	—	$—	116,722	$9.60
Granted	—	—	58,123	9.18
Vested	—	—	(20,711)	15.90
Forfeited	—	—	—	—
Balance at December 31, 2021	—	$—	154,134	8.59
Granted	105,008	6.82	54,207	6.82
Vested	—	—	(35,389)	10.84
Forfeited	—	—	—	—
Balance at December 31, 2022	105,008	$6.82	172,952	$7.58

Employee and Director Stock Options

For the years ended December 31, 2022, 2021, and 2020, no Class A ordinary share purchase options were granted or exercised by directors or employees. For the year ended December 31, 2022, 45,290 (2021: 100,000) Class A ordinary share purchase options expired, and 80,000 (2021: 80,000) stock options vested. When the Company grants stock options, it reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The Board of Directors does not currently anticipate that the Company will declare any dividends during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed relating to stock options for the year ended December 31, 2022, was $0.2 million (2021: $0.4 million, 2020: $0.6 million). At December 31, 2022, the total compensation cost related to non-vested options not yet recognized was $0.1 million (2021: $0.3 million), which will be recognized over a weighted-average period of 0.5 years (2021: 1.2 years), assuming the grantee completes the service period for vesting of the options.

Employee and director stock option activity during the years ended December 31, 2022, 2021, and 2020 was as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2019	875,627	$22.68	$10.25	$—	5.8 years
Expired	(40,000)	32.42	10.39
Balance at December 31, 2020	835,627	22.22	10.25	—	5.1 years
Expired	(100,000)	21.25	10.32
Balance at December 31, 2021	735,627	22.35	10.23	—	4.7 years
Expired	(45,290)	23.80	11.04
Balance at December 31, 2022	690,337	$22.25	$10.18	$—	4.0 years

The following table summarizes information about options exercisable for the periods indicated:

	December 31, 2022	December 31, 2021	December 31, 2020
Number of options exercisable	610,337	575,627	595,627
Weighted-average exercise price	$22.39	$22.67	$22.63
Weighted-average remaining contractual term	3.9	4.5	4.5
Intrinsic value ($ in millions)	$—	$—	$—

During the year ended December 31, 2022, 80,000 (2021: 80,000, 2020: 80,000) options vested. They had a weighted average grant date fair value of $9.60 (2021: $9.60, 2020: $9.60).

Link to Table of Contents

Stock Compensation Expense

For the years ended December 31, 2022, 2021, and 2020, the combined stock compensation expense (net of forfeitures), which was included in the caption “General and administrative expenses” in the Company’s consolidated statements of operations, was $4.7 million, $3.2 million and $2.5 million, respectively.

12.    NET INVESTMENT INCOME (LOSS)

A summary of net investment income (loss) for the years ended December 31, 2022, 2021, and 2020 is as follows:

	2022	2021	2020
	($ in thousands)
Interest and dividend income, net of withholding taxes	$10,865	$200	$5,419
Change in unrealized gains and losses	9,858	19,560	25,909
Investment-related foreign exchange gains (losses)	(185)	(45)	39
Interest, dividend, and other expenses	(6,399)	(1,860)	(1,875)
Realized gains (losses)	—	14,210	(9,234)
Income (loss) from equity method investment	—	—	843
Net investment-related income (loss)	14,139	32,065	21,101
Income (loss) from investments in related party investment fund	54,844	18,087	4,431
Total investment income (loss)	$68,983	$50,152	$25,532

“Income (loss) from investments in related party investment fund” reflects the equity in earnings (loss) of SILP (see Note 3).

"Change in unrealized gains and losses” for the year ended December 31, 2022, includes net unrealized gains of $9.9 million (2021: $19.5 million, 2020: $10.2 million) on Innovations-related investments. For the year ended December 31, 2021, the realized gains of $14.2 million related to the sale of a strategic investment.

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

At December 31, 2022, the Company recorded a gross deferred tax asset of $2.8 million (2021: $3.2 million) and a deferred tax asset valuation allowance of $2.3 million (2021: $2.7 million). The net deferred tax asset is included in the caption “Other assets” in the Company’s consolidated balance sheets. The Company has determined that it is more likely than not that it will fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. The Company has based this determination on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit.

At December 31, 2022, GRIL had a net operating loss carryforward of $20.4 million (2021: $25.8 million) which can be carried forward indefinitely.

Link to Table of Contents

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
	($ in thousands)
Current tax (expense) benefit	$(671)	$(3,997)	$(48)
Tax recovered	1,487	—	—
Deferred tax (expense) benefit	(442)	(3)	5
Decrease (increase) in deferred tax valuation allowance	442	254	(381)
Income tax (expense) benefit	$816	$(3,746)	$(424)

Federal Excise Taxes

The United States imposes an excise tax on reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. Unless exempted or reduced by an applicable U.S. tax treaty, the tax rate is 1.0% for all reinsurance premiums. The Company incurs federal excise taxes on certain reinsurance transactions, including amounts ceded through intercompany transactions. For the years ended 2022, 2021, and 2020, the Company incurred approximately $2.4 million, $3.3 million, and $3.6 million, respectively, of federal excise taxes, net of any refunds received. These amounts are included in the caption “Acquisition costs” in the Company’s consolidated statements of operations.

14.    RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

Each of DME, DME II, and DME Advisors is an affiliate of the Chairman and, therefore, is a related party to the Company.

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

For a detailed breakdown of management fees and performance compensation for the years ended December 31, 2022, 2021, and 2020, refer to Note 3 of the consolidated financial statements.

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

Link to Table of Contents
Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At December 31, 2022, SILP, along with certain affiliates of DME Advisors, collectively owned 37.2% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in SILP. At December 31, 2022, SILP held 2.7 million shares of GRBK.

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

15.    COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At December 31, 2022, the Company had one letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Maximum Facility Limit	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$275,000	August 20, 2023	120 days before the termination date

At December 31, 2022, an aggregate amount of $203.9 million (December 31, 2021: $136.8 million) in letters of credit was issued under the credit facility. At December 31, 2022, the Company had pledged total cash and cash equivalents with a fair value in the aggregate of $204.7 million (December 31, 2021: $137.6 million) as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s consolidated balance sheets. The credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers, and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements. It also restricts the issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the credit facility covenants at December 31, 2022 and 2021.

The Company has also established regulatory trust arrangements for certain cedents. At December 31, 2022, collateral of $463.7 million (December 31, 2021: $497.1 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s consolidated balance sheets.

Lease Obligations

The Company has determined that its lease agreements for office space qualify as operating lease arrangements. At the commencement date, the Company determined the lease term by assuming the exercise of those renewal options deemed reasonably certain. The exercise of lease renewal options is at the Company's sole discretion, and these options do not contain any material residual value guarantees or material restrictive covenants. The Company’s weighted-average remaining operating lease term is approximately 4.0 years at December 31, 2022.

Link to Table of Contents
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 6.0% to determine the present value of lease payments. This discount rate represents the Company’s incremental borrowing rate for a term similar to that of the associated lease based on information available at the commencement date, The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the borrowing term.

At December 31, 2022, the right-of-use assets and lease liabilities relating to the operating leases were $1.9 million and $2.0 million, respectively (2021: $2.4 million and $2.5 million, respectively). The operating expense for the year ended December 31, 2022, was $0.6 million (2021: $0.4 million, 2020: $0.2 million).

At December 31, 2022, the commitment for operating lease liabilities for future annual periods was as follows:

Year ending December 31,	($ in thousands)
2023	$618
2024	634
2025	651
2026	350
2027	—
Thereafter	—
Total lease payments	2,253
Less Imputed Interest	(254)
Present value of lease liabilities	$1,999

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

Link to Table of Contents
16.     SEGMENT REPORTING

The Company has one operating segment, Property & Casualty Reinsurance.

A significant portion of the Company’s business is sourced through reinsurance brokers. The following table sets forth the brokers and their subsidiaries that generated more than 10% of our premiums for the years ended December 31, 2022, 2021 and 2020:

Year ended December 31,	Broker	($ in thousands)
2022
	Aon Benfield	$159,421	28.3%
	Gallagher Re	91,239	16.2%
			44.5%
2021
	Guy Carpenter (Marsh)	$178,336	31.5%
	Aon Benfield	139,044	24.6%
	BMS Group	63,958	11.3%
			67.4%
2020
	Guy Carpenter (Marsh)	$195,274	40.7%
	Trean Re	112,659	23.5%
			64.2%

Link to Table of Contents
The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Year ended December 31
	2022		2021		2020
	($ in thousands)
Property
Commercial	$14,750	2.6%	$10,853	1.9%	$11,190	2.3%
Motor	2,346	0.4	29,953	5.3	33,054	6.9
Personal	68,227	12.2	12,141	2.1	14,219	3.0
Total Property	85,323	15.2	52,947	9.4	58,463	12.2
Casualty
General Liability	60,276	10.7	18,037	3.2	4,228	0.9
Motor Liability	8,601	1.6	118,251	20.9	127,379	26.5
Professional Liability	1,921	0.3	316	0.1	204	—
Workers' Compensation	28,381	5.0	62,188	11.0	82,189	17.1
Multi-line	225,924	40.1	180,321	31.9	88,237	18.4
Total Casualty	325,103	57.7	379,113	67.1	302,237	63.0
Other
Accident & Health	8,947	1.6	31,612	5.6	56,284	11.7
Financial	66,528	11.8	66,612	11.8	23,231	4.8
Marine	22,700	4.0	10,652	1.9	770	0.2
Other Specialty	54,570	9.7	24,457	4.3	38,806	8.1
Total Other	152,745	27.1	133,333	23.6	119,091	24.8
	$563,171	100.0%	$565,393	100.0%	$479,791	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Year ended December 31
	2022		2021		2020
	($ in thousands)
U.S. and Caribbean	$295,428	52.4%	$316,015	55.9%	$390,000	81.3%
Worldwide (1)	242,561	43.1	240,285	42.5	84,204	17.5
Asia	20,334	3.6	4,609	0.8	5,587	1.2
Europe	4,848	0.9	4,484	0.8	—	—
	$563,171	100.0%	$565,393	100.0%	$479,791	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.

Link to Table of Contents
SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2022

(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Other investments
Private investments and unlisted equities	$22,787	$62,433	$62,433
Debt and convertible debt securities	1,846	1,846	1,846
Certificates of deposit	6,000	6,000	6,000
Total other investments	30,633	70,279	70,279
Total investments	$30,633	$70,279	$70,279

Link to Table of Contents
SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2022	December 31, 2021
	($ in thousands)
Assets
Cash and cash equivalents	$975	$485
Investment in subsidiaries	554,438	576,287
Due from subsidiaries	28,400	—
Other assets	753	—
Total assets	$584,566	$576,772
Liabilities and equity
Liabilities
Convertible senior notes payable	$80,534	$98,057
Other liabilities	81	150
Due to subsidiaries	831	2,902
Total liabilities	81,446	101,109
Shareholders’ equity
Share capital	3,482	3,384
Additional paid-in capital	478,439	481,784
Retained earnings (deficit)	21,199	(9,505)
Total shareholders’ equity	503,120	475,663
Total liabilities and equity	$584,566	$576,772

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF OPERATIONS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2022	2021	2020
	($ in thousands)
Revenue
Net investment income	$1	$22	$141
Other income (expense)	366	—	—
Total revenues	367	22	141
Expenses
General and administrative expenses	6,887	4,263	3,485
Interest expense	4,201	6,263	6,280
Total expenses	11,088	10,526	9,765
Net income (loss) before equity in earnings of consolidated subsidiaries	(10,721)	(10,504)	(9,624)
Equity in earnings of consolidated subsidiaries	36,063	28,082	13,490
Consolidated net income (loss)	$25,342	$17,578	$3,866
Comprehensive income (loss)	$25,342	$17,578	$3,866

Link to Table of Contents
SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2022	2021	2020
	($ in thousands)
Cash provided by (used in) operating activities
Net income (loss)	$25,342	$17,578	$3,866
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Equity in earnings of consolidated subsidiaries	(36,063)	(28,082)	(13,490)
Net realized gain on repurchase of convertible senior notes payable	(343)	—	—
Net change in unrealized gains and losses on investments	—	—	—
Share-based compensation expense	4,028	2,813	2,124
Amortization and interest expense, net of change in accruals	79	2,263	2,280
Net change in
Due from subsidiaries	(28,400)	—	8,200
Other assets	(753)	—	—
Other liabilities	(69)	150	(1,611)
Due to subsidiaries	(2,071)	1,050	(3,346)
Net cash provided by (used in) operating activities	(38,250)	(4,228)	(1,977)
Investing activities
Sale of investments	—	—	1,000
Change in note receivable	—	10,706	(237)
Contributed surplus to subsidiaries, net	58,568	4,000	19,000
Net cash provided by (used in) investing activities	58,568	14,706	19,763
Financing activities
Repurchases of convertible senior notes payable	(19,793)	—	—
Repurchase of Class A ordinary shares	(35)	(10,000)	(17,781)
Net cash provided by (used in) financing activities	(19,828)	(10,000)	(17,781)
Net increase (decrease) in cash and cash equivalents	490	478	5
Cash and cash equivalents at beginning of the year	485	7	2
Cash and cash equivalents at end of the year	$975	$485	$7
Supplementary information
Non cash consideration from (to) subsidiaries, net	$(656)	$(415)	$(351)

Link to Table of Contents
SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Total investment related income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2022	Property & Casualty	$82,391	$555,468	$307,820	$469,477	$68,983	$316,485	$143,148	$31,606	$563,171
2021	Property & Casualty	$63,026	$524,010	$227,584	$539,279	$50,152	$374,980	$144,960	$29,369	$565,393
2020	Property & Casualty	$51,014	$494,179	$201,089	$455,411	$25,532	$337,833	$109,288	$26,401	$479,791

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(expressed in thousands of U.S. dollars)

Year	Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net written premiums	Percentage of amount assumed to net
2022	Property & Casualty	$—	$33,429	$563,171	$529,742	106%
2021	Property & Casualty	$—	$41	$565,393	$565,352	100%
2020	Property & Casualty	$—	$2,268	$479,791	$477,523	100%