Form 10-Q
period 2023-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2023-05-09
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Ordinary Shares, $0.10 par value	29,007,963
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding at May 5, 2023

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
March 31, 2023 and December 31, 2022
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2023	December 31, 2022
Assets
Investments
Investment in related party investment fund	$196,060	$178,197
Other investments	71,162	70,279
Total investments	267,222	248,476
Cash and cash equivalents	40,024	38,238
Restricted cash and cash equivalents	626,236	668,310
Reinsurance balances receivable (net of allowance for expected credit losses of 2023: $356 and 2022: $356)	581,641	505,555
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of 2023: $62 and 2022: $62)	16,927	13,239
Deferred acquisition costs	84,555	82,391
Unearned premiums ceded	20,783	18,153
Other assets	7,128	6,019
Total assets	$1,644,516	$1,580,381
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$595,799	$555,468
Unearned premium reserves	337,889	307,820
Reinsurance balances payable	109,249	105,135
Funds withheld	21,846	21,907
Other liabilities	7,311	6,397
Convertible senior notes payable	62,381	80,534
Total liabilities	1,134,475	1,077,261
Commitments and Contingencies (Note 11)
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 29,007,963 (2022: 28,569,346): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2022: 6,254,715))	3,526	3,482
Additional paid-in capital	479,429	478,439
Retained earnings	27,086	21,199
Total shareholders' equity	510,041	503,120
Total liabilities and equity	$1,644,516	$1,580,381

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three months ended March 31, 2023 and 2022
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31
	2023	2022
Revenues
Gross premiums written	$186,455	$145,886
Gross premiums ceded	(11,212)	(6,009)
Net premiums written	175,243	139,877
Change in net unearned premium reserves	(32,594)	(13,952)
Net premiums earned	142,649	125,925
Income (loss) from investment in related party investment fund (net of related party expenses - Note 3)	(3,138)	4,077
Net investment income (loss)	8,378	3,660
Other income (expense), net	7,097	(633)
Total revenues	154,986	133,029
Expenses
Net loss and loss adjustment expenses incurred	96,725	97,407
Acquisition costs	41,476	32,945
General and administrative expenses	9,936	7,232
Deposit interest expense	132	34
Interest expense	776	1,154
Total expenses	149,045	138,772
Income (loss) before income tax	5,941	(5,743)
Income tax (expense) benefit	(54)	16
Net income (loss)	$5,887	$(5,727)
Earnings (loss) per share (Class A and Class B) (Note 2)
Basic	$0.17	$(0.17)
Diluted	$0.17	$(0.17)
Weighted average number of ordinary shares used in the determination of earnings and loss per share (Note 2)
Basic	34,059,185	32,926,227
Diluted	38,231,607	32,926,227

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the three months ended March 31, 2023 and 2022
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2023	2022
Ordinary share capital
Balance - beginning of period	$3,482	$3,384
Issue of Class A ordinary shares, net of forfeitures	44	88
Balance - end of period	3,526	3,472
Additional paid-in capital
Balance - beginning of period	478,439	481,784
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	(7,896)
Share-based compensation expense	990	917
Balance - end of period	479,429	474,805
Retained earnings (deficit)
Balance - beginning of period	21,199	(9,505)
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	5,362
Net income (loss)	5,887	(5,727)
Balance - end of period	27,086	(9,870)
Total shareholders' equity	$510,041	$468,407

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2023 and 2022
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2023	2022
Cash flows from operating activities
Net income (loss)	$5,887	$(5,727)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities:
Loss (income) from investments in related party investment fund	3,138	(4,077)
Net realized gain on repurchase of convertible senior notes payable	(265)	—
Net change in unrealized gains and losses on investments	(550)	(3,899)
Net realized (gains) losses on investments	800	—
Foreign exchange (gains) losses	(4,931)	38
Share-based compensation expense	1,034	1,005
Amortization and interest expense, net of change in accruals	(803)	(845)
Net change in:
Accrued interest receivable	(58)	—
Reinsurance balances receivable	(72,203)	(36,280)
Loss and loss adjustment expenses recoverable	(3,688)	(269)
Deferred acquisition costs	(3,782)	(3,352)
Unearned premiums ceded	(2,630)	(4,836)
Other assets, excluding depreciation	(1,109)	3
Loss and loss adjustment expense reserves	37,709	25,131
Unearned premium reserves	35,225	18,546
Reinsurance balances payable	4,114	4,468
Funds withheld	(61)	137
Other liabilities	914	(1,661)
Net cash provided by (used in) operating activities	(1,259)	(11,618)
Cash flows from investing activities
Proceeds from redemptions from related party investment fund	26,000	46,658
Contributions to related party investment fund	(47,001)	(10,000)
Purchases of investments	(1,075)	(3,402)
Net cash provided by (used in) investing activities	(22,076)	33,256
Cash flows from financing activities
Repurchases of convertible senior notes payable	(17,085)	—
Net cash provided by (used in) financing activities	(17,085)	—
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	132	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(40,288)	21,638
Cash, cash equivalents and restricted cash at beginning of the period	706,548	711,101
Cash, cash equivalents and restricted cash at end of the period	$666,260	$732,739
Supplementary information
Interest paid in cash	$1,578	$2,000
Income tax paid in cash	$21	$—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2023

1. ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (“GLRE” and, together with its wholly-owned subsidiaries, the “Company”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. The Company’s wholly-owned subsidiaries are described below:

•Greenlight Reinsurance, Ltd. (“Greenlight Re”), domiciled in the Cayman Islands, is a Class D insurer license issued in accordance with the terms of The Insurance Act, 2010 (as amended) and underlying regulations thereto (the “Act”) and is subject to regulation by the Cayman Islands Monetary Authority. Greenlight Re commenced underwriting in April 2006.

•Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), domiciled in Ireland since 2010, is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Union (Insurance and Reinsurance) Regulations 2015. GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.

• Greenlight Re Marketing (UK) Limited, domiciled in the United Kingdom (“U.K.”) since 2020, is a U.K. company formed to expand GLRE’s presence in the Lloyd’s of London market (“Lloyd’s”).

•Greenlight Re Corporate Member Ltd., domiciled in the U.K. since 2014, is a corporate member that became a wholly-owned subsidiary of GLRE in 2023 and provides underwriting capacity for various Lloyd’s syndicates, including Syndicate 3456.

•Verdant Holding Company, Ltd., domiciled in the United States since 2008, is an investment holding company.

Additionally, through Greenlight Innovation Syndicate 3456 (“Syndicate 3456”), Greenlight Re provides a (re)insurance platform to its growing portfolio of insurtech partnerships. Domiciled in the U.K. since 2022, Syndicate 3456 is authorized to underwrite under the Lloyd’s syndicate-in-a-box model.

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol “GLRE.”

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the U.S. Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 8, 2023. These unaudited condensed consolidated financial statements include GLRE and its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated on consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Note 11). The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
	($ in thousands)
Cash and cash equivalents	$40,024	$38,238
Restricted cash and cash equivalents	626,236	668,310
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$666,260	$706,548

Funds Held by Cedents

The caption “Reinsurance balances receivable” in the Company’s condensed consolidated balance sheets includes financial assets held by cedents. At March 31, 2023, funds held by cedents were $367.8 million (December 31, 2022: $337.4 million). Such amounts include premiums withheld by Lloyd’s syndicates and funds contributed by the Company to Lloyd's as security for members’ underwriting activities. The Lloyd’s syndicates invest a portion of the premiums withheld in investment funds and fixed-maturity securities. The Company records its share of income (or expense) from these assets, in its condensed consolidated statements of operations under the caption “Other income (expense)” as reported by the syndicates on a quarterly lag basis due to the timing of the availability of these quarterly financial reports.

Deposit Assets and Liabilities

At March 31, 2023, deposit assets and liabilities were $3.1 million and $8.8 million, respectively (December 31, 2022: $3.1 million and $10.7 million, respectively). For the three months ended March 31, 2023 and 2022, the interest income (expense) on deposit-accounted contracts were as follows:

	Three months ended March 31
	2023	2022
	($ in thousands)
Deposit interest income	$—	$—
Deposit interest expense	$(132)	$(34)
Deposit interest income (expense), net	$(132)	$(34)

Foreign Exchange

For the three months ended March 31, 2023, $4.9 million (three months ended March 31, 2022: $(1.1) million), of foreign exchange gains (losses) were included in the Company’s net income in the condensed consolidated statements of operations.

Earnings (Loss) Per Share

The following table reconciles net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share for the three months ended March 31, 2023 and 2022 (expressed in thousands of U.S. dollars, except per share and share amounts):

	Three months ended March 31
	2023	2022
Numerator for earnings per share
Net income (loss) - basic	$5,887	$(5,727)
Add: interest on convertible notes	776	—
Less: gain on debt repurchases	(265)	—
Net income (loss) - diluted	$6,398	$(5,727)

Denominator for earnings per share
Weighted average shares outstanding - basic	34,059,185	32,926,227
Effect of dilutive employee and director share-based awards	341,263	—
Shares potentially issuable in connection with convertible notes	3,831,159	—
Weighted average shares outstanding - diluted	38,231,607	32,926,227
Anti-dilutive stock options outstanding	690,337	735,627
Participating securities excluded from calculation of loss per share	—	815,847
Shares potentially issuable in connection with convertible notes excluded from calculation of diluted loss per share	—	5,818,182

Earnings (loss) per Class A and Class B ordinary share:
Basic	$0.17	$(0.17)
Diluted	$0.17	$(0.17)

Due to the net loss attributable to common shareholders recognized for the three months ended March 31, 2022, the share-based awards and convertible notes were anti-dilutive.

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

At March 31, 2023, the SILP LPA included the following proviso: “The Investment Portfolio of each Partner will not exceed the product of (a) such Partner’s surplus (Greenlight Re Surplus or GRIL Surplus, as the case may be) multiplied by (b) the Investment Cap (60%), and the General Partner will designate any portion of a Partner’s Investment Portfolio as Designated Securities to effectuate such limit.”

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

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. At March 31, 2023, the net asset value of the GLRE Limited Partners’ investment in SILP was $196.1 million (December 31, 2022: $178.2 million), representing 71.6% (December 31, 2022: 69.3%) of SILP’s total net assets. DME II held the remaining 28.4% (December 31, 2022: 30.7%) of SILP’s total net assets. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing 3 business days’ notice to DME II. At March 31, 2023, the majority of SILP’s long investments were composed of cash and publicly traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the three months ended March 31, 2023 was $(3.1) million (three months ended March 31, 2022: $4.1 million), and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	March 31, 2023	December 31, 2022
	($ in thousands)
Assets
Investments, at fair value	$370,568	$304,806
Derivative contracts, at fair value	15,095	17,547
Due from brokers	42,257	109,169
Interest and dividends receivable	8	527
Total assets	427,928	432,049

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(132,658)	(159,382)
Derivative contracts, at fair value	(14,737)	(12,443)
Capital withdrawals payable	(670)	(75)
Due to brokers	(5,299)	(2,050)
Interest and dividends payable	(418)	(760)
Other liabilities	(184)	(159)
Total liabilities	(153,966)	(174,869)

Net Assets	$273,962	$257,180

GLRE Limited Partners’ share of Net Assets	$196,060	$178,197

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended March 31
	2023	2022
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$627	$320
Interest income	1,816	49
Total Investment income	2,443	369

Expenses
Management fee	(1,068)	(891)
Interest	(1,428)	(256)
Dividends	(419)	(382)
Professional fees and other	(282)	(264)
Total expenses	(3,197)	(1,793)
Net investment income (loss)	(754)	(1,424)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(1,760)	24,148
Net change in unrealized appreciation (depreciation)	(1,033)	(16,792)
Net gain (loss) on investment transactions	(2,793)	7,356

Net income (loss)	$(3,547)	$5,932

GLRE Limited Partners’ share of net income (loss) (1)	$(3,138)	$4,077

(1) Net income (loss) is net of management fees and performance allocation presented below:

	Three months ended March 31
	2023	2022
	($ in thousands)
Management fees	$1,068	$891
Performance allocation	—	453
Total	$1,068	$1,344

See Note 10 for further details on related party management fees and performance allocation.

4. FINANCIAL INSTRUMENTS

Private investments and unlisted equity securities without readily determinable fair values

At March 31, 2023, the Company included the following private investments and unlisted securities without readily determinable fair values in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$22,488	$42,461	$(2,265)	$—	$62,684
Debt and convertible debt securities	2,420	—	—	58	2,478
Certificates of deposit	6,000	—	—	—	6,000
Total other investments	$30,908	$42,461	$(2,265)	$58	$71,162

The accrued interest on certificates of deposit was included in other assets at March 31, 2023 and December 31, 2022.

At December 31, 2022, the Company included the following private investments and unlisted securities without readily determinable fair values in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$22,787	$42,461	$(2,815)	$62,433
Debt and convertible debt securities	1,846	—	—	1,846
Certificates of deposit	6,000	—	—	6,000
Total other investments	$30,633	$42,461	$(2,815)	$70,279

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at March 31, 2023 and 2022, and the related adjustments recorded during the periods then ended.

	Three months ended March 31
	2023	2022
	($ in thousands)
Carrying value (1)	$62,684	$54,312
Upward carrying value changes (2)	$—	$3,827
Downward carrying value changes and impairment (3)	$(250)	$—

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to March 31, 2023, totaled $42.9 million.
(3) The cumulative downward carrying value changes and impairments from inception to March 31, 2023, totaled $3.3 million.

During three months ended March 31, 2023, the Company realized a loss of $0.8 million (three months ended March 31,2022: $nil), and a corresponding reversal of unrealized loss relating to an investment which was previously fully impaired at December 31, 2022, resulting in no impact to the Company’s net income (loss) for the quarter.

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

Assets measured at fair value on a nonrecurring basis

At March 31, 2023 and December 31, 2022, the Company held $53.6 million and $53.6 million, respectively, of private investments and unlisted equities measured at fair value on a nonrecurring basis. The Company classifies these assets as Level 3 within the fair value hierarchy. The following table summarizes the periods between the most recent fair value measurement dates and March 31, 2023, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
	($ in thousands)
Fair values measured on a nonrecurring basis	$599	$24,451	$28,503	$53,553

At March 31, 2023 and December 31, 2022, the Company held $9.1 million and $8.9 million, respectively, of private investments and unlisted equities measured at cost.

Assets measured at fair value on a recurring basis

At March 31, 2023 and December 31, 2022, the Company did not carry any other investments at fair value with an assigned Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient.Therefore, this investment is not classified within the fair value hierarchy. (See Note 3 for further details on the related party investment fund.)

During the three months ended March 31, 2023 and 2022, there were no transfers between Level 2 and Level 3 of the fair value hierarchy.

Financial Instruments Disclosed, But Not Carried, at Fair Value

The caption “Convertible senior notes payable” represents financial instruments that the Company carries at amortized cost. The fair value of the convertible senior notes payable is estimated based on the bid price observed in an inactive market for the identical instrument (Level 2 input) (see Note 7).

The carrying value of debt and convertible debt securities (see “Private investments and unlisted equity securities without readily determinable fair values” above) and certificates of deposit with original maturities of one year or less approximates their fair values. The Company classifies these assets as Level 2 within the fair value hierarchy.

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At March 31, 2023 and December 31, 2022, loss and loss adjustment expense reserves were composed of the following:

	March 31, 2023	December 31, 2022
	($ in thousands)
Case reserves	$195,957	$184,756
IBNR	399,842	370,712
Total	$595,799	$555,468

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the three months ended March 31, 2023 and 2022 is as follows:

Consolidated	2023	2022
	($ in thousands)
Gross balance at January 1	$555,468	$524,010
Less: Losses recoverable	(13,239)	(11,100)
Net balance at January 1	542,229	512,910
Incurred losses related to:
Current year	84,687	95,082
Prior years	12,038	2,325
Total incurred	96,725	97,407
Paid losses related to:
Current year	(5,546)	(9,903)
Prior years	(57,158)	(59,901)
Total paid	(62,704)	(69,804)
Foreign currency revaluation	2,622	(2,741)
Net balance at March 31	578,872	537,772
Add: Losses recoverable	16,927	11,369
Gross balance at March 31	$595,799	$549,141

Estimates for Significant Catastrophe Events

At March 31, 2023, the Company’s net reserves for losses and loss expenses included estimated amounts for several catastrophe and weather-related events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, accordingly, the level of management judgement involved in arriving at estimated net reserves for losses and loss expenses. Consequently, actual losses for these events may ultimately differ materially from current management estimates.

During the three months ended March 31, 2023, the Company recognized catastrophe and weather-related losses, net of reinsurance, of $6.2 million related to the Turkey earthquake, the New Zealand Cyclone Gabrielle and the U.S. convective storms that occurred during the current quarter, coupled with $4.1 million of CAT losses relating to the 2022 Winter Storm Elliott for total CAT losses of $10.3 million (three months ended March 31, 2022: $17.9 million).

Prior Year Reserve Development

For the three months ended March 31, 2023, the estimate of net losses incurred relating to prior accident years increased by $12.0 million, primarily due to the following:

•$4.1 million relating to the 2022 Winter Storm Elliott as noted above; and

•$9.8 million of additional attritional losses driven mainly by $7.8 million on casualty contracts (mostly 2019 and 2021 underwriting years) and $1.9 million on property contracts (mostly 2020 and 2021 underwriting years).

These increases were partially offset by $1.9 million of loss reserve reduction on other lines of business (mostly 2021 and 2022 underwriting years).

For the three months ended March 31, 2022, the estimate of net losses incurred relating to prior accident years increased by $2.3 million, primarily due to adverse development on a health contract and additional losses from the COVID-19 pandemic.

6. RETROCESSION

For the three months ended March 31, 2023, the Company’s earned ceded premiums were $8.6 million, (three months ended March 31, 2022: $1.2 million). For the three months ended March 31, 2023, loss and loss adjustment expenses recovered and changes in losses recoverable were $6.2 million (three months ended March 31, 2022: $0.7 million).

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At March 31, 2023, the Company’s loss reserves recoverable consisted of (i) $12.5 million (December 31, 2022: $9.5 million) recoverable from unrated retrocessionaires, of which $12.2 million (December 31, 2022: $9.2 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $4.5 million (December 31, 2022: $3.8 million) recoverable from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At March 31, 2023, the Company had recorded an allowance for expected credit losses of $62 thousand (December 31, 2022: $62 thousand).

7. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”), which mature on August 1, 2023. The Notes bear interest at 4.0%, payable semiannually on February 1 and August 1 of each year beginning February 1, 2019.

Noteholders have the option, under certain conditions, to redeem the Notes prior to maturity. At March 31, 2023, the Company’s share price was lower than the conversion price of $17.19 per share. If a holder redeems the Notes, the Company shall have the option to settle the conversion obligation in cash, ordinary shares of the Company, or a combination thereof pursuant to the terms of the indenture governing the Notes.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%. The Company incurred issuance costs in connection with the issuance of the Notes. At March 31, 2023, the unamortized portion of these costs was $0.2 million (December 31, 2022: $0.4 million), which the Company expects to amortize through the maturity date.

During the three months ended March 31, 2023 the Company repurchased and canceled $17.5 million of the Notes, resulting in realized gains of $0.3 million, which is included in Other income (expense), net, in the condensed consolidated statements of operations. The carrying value of the Notes outstanding at March 31, 2023, including accrued interest of $0.4 million, was $62.4 million (December 31, 2022: $80.5 million). At March 31, 2023, the Company estimated the fair value of the Notes (excluding accrued interest) to be $60.3 million (December 31, 2022: $77.1 million) (see Note 4 Financial Instruments).
For the three months ended March 31, 2023, the Company recognized interest expense of $0.8 million (three months ended March 31, 2022: $1.2 million), which included the interest coupon and the amortization of issuance costs.

The Company was in compliance with all covenants relating to the Notes at March 31, 2023, and December 31, 2022. At March 31, 2023, the Company had a remaining obligation for interest and principal payments of $63.4 million.

8. SHARE CAPITAL

The following table is a summary of the Company’s ordinary shares issued and outstanding:

	Three months ended March 31		Three months ended March 31
	2023		2022
	Class A	Class B	Class A	Class B
Balance – beginning of period	28,569,346	6,254,715	27,589,731	6,254,715
Issue of ordinary shares, net of forfeitures	438,617	—	876,785	—
Repurchase of ordinary shares	—	—	—	—
Balance – end of period	29,007,963	6,254,715	28,466,516	6,254,715

Under the $25.0 million share repurchase plan approved by the Board, expiring on June 30, 2023, the Company repurchased no Class A ordinary shares during the three months ended March 31, 2023 and 2022. All Class A ordinary shares repurchased are canceled immediately upon repurchase. On May 2, 2023, the Board of Directors re-approved the share repurchase plan effective from July 1, 2023 until June 30, 2024, authorizing the Company to repurchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

Under the Company’s stock incentive plan (see Note 9), the number of Class A ordinary shares authorized for issuance is 8.0 million shares. At March 31, 2023, 1,387,727 (December 31, 2022: 2,011,426) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

9. SHARE-BASED COMPENSATION

Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards during the three months ended March 31, 2023:

	Performance Restricted Shares		Service Restricted Shares
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2021	193,149	$10.10	753,407	$8.68
Granted	601,213	6.82	248,659	6.82
Vested	—	—	(122,233)	10.84
Forfeited	—	—	(8,476)	7.67
Balance at March 31, 2022	794,362	$7.62	871,357	$7.86

Balance at December 31, 2022	794,362	$7.62	832,896	$7.76
Granted	357,766	9.85	152,001	9.85
Vested	—	—	(256,243)	6.75
Forfeited	(99,428)	9.62	(49,417)	8.64
Balance at March 31, 2023	1,052,700	$8.19	679,237	$8.54

For the three months ended March 31, 2023, the Company issued 587,462 (three months ended March 31, 2022: 849,872) Class A ordinary shares to employees pursuant to the Company’s stock incentive plan. The restricted shares granted to employees in 2023 and 2022 include (i) restricted shares with both performance and service-based vesting conditions (“Performance RSs”) and (ii) restricted shares with only service-based vesting conditions (“Service RSs”). The Service RSs vest evenly each year on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSs, with a target of 50%. During the vesting period, the holder of the Service RSs and Performance RSs retains voting rights but is entitled to any dividends declared by the Company only upon vesting.

For the three months ended March 31, 2023, the total fair value of restricted shares vested was $1.7 million (three months ended March 31, 2022: $1.3 million).

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the three months ended March 31, 2023:

	Performance Restricted Stock Units		Service Restricted Stock Units
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2022	105,008	$6.82	172,952	$7.58
Granted	71,121	9.85	42,811	9.85
Vested	—	—	(77,695)	6.74
Forfeited	—	—	(1,788)	7.82
Balance at March 31, 2023	176,129	$8.04	136,280	$8.76

For the three months ended March 31, 2023, the Company granted 113,932 (three months ended March 31,2022: 159,215) RSUs to employees pursuant to the Company’s stock incentive plan. The RSUs include (i) RSUs with both performance and service-based vesting conditions (“Performance RSUs”) and (ii) RSUs with only service-based vesting conditions (“Service RSUs”). The Service RSUs vest evenly each year on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSUs, with a target of 50%. Prior to 2022, the RSUs issued to employees cliff vested three years after the date of issuance, subject to the grantee’s continued service with the Company.

Stock Compensation Expense

For the three months ended March 31, 2023 and 2022, the combined stock compensation expense (net of forfeitures) which was included in the caption “General and administrative expenses” in the Company’s condensed consolidated statements of operations was $1.0 million and $1.0 million, respectively.

10. RELATED PARTY TRANSACTIONS

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

For a detailed breakdown of management fees and performance compensation for the three months ended March 31, 2023 and 2022, refer to Note 3 of the condensed consolidated financial statements.

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At March 31, 2023, SILP, along with certain affiliates of DME Advisors, collectively owned 37.9% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in SILP. At March 31, 2023, SILP held 2.7 million shares of GRBK.

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

At March 31, 2023, the Company had the following committed letter of credit facility:

	Maximum Facility Limit	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$275,000	August 20, 2023	120 days before the termination date

There was no amendment to the above credit facility since December 31, 2022.

In addition, the Company has a $14.0 million uncommitted letter of credit facility with Citibank Europe plc. At March 31, 2023, an aggregate amount of $282.3 million (December 31, 2022: $203.9 million) in letters of credit was issued under the credit facilities. At March 31, 2023, the Company had pledged total cash and cash equivalents with a fair value in the aggregate of $283.1 million (December 31, 2022: $204.7 million) as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. The Company was in compliance with all the covenants of these facilities at March 31, 2023.

The Company has also established regulatory trust arrangements for certain cedents. At March 31, 2023, collateral of $343.2 million (December 31, 2022: $463.7 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

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

12. SEGMENT REPORTING

The Company has one operating segment, Property & Casualty (Re)insurance.

The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended March 31
	2023		2022
	($ in thousands)
Property
Commercial	$14,598	7.8%	$3,986	2.7%
Motor	232	0.1	1,446	1.0
Personal	15,542	8.3	13,103	9.0
Total Property	30,372	16.2	18,535	12.7

Casualty
General Liability	19,516	10.5	10,005	6.9
Motor Liability	5,599	3.0	5,109	3.5
Professional Liability	3,647	2.0	141	0.1
Workers' Compensation	3,159	1.7	9,920	6.8
Multi-line	63,283	33.9	53,094	36.4
Total Casualty	95,204	51.1	78,269	53.7

Other
Accident & Health	2,476	1.3	1,894	1.3
Financial	22,538	12.1	21,036	14.4
Marine	8,568	4.6	8,399	5.7
Other Specialty	27,297	14.7	17,753	12.2
Total Other	60,879	32.7	49,082	33.6
	$186,455	100.0%	$145,886	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31
	2023		2022
	($ in thousands)
U.S. and Caribbean	$69,852	37.5%	$76,037	52.1%
Worldwide (1)	106,262	57.0	66,271	45.4
Europe	3,427	1.8	2,874	2.0
Asia	6,914	3.7	704	0.5
	$186,455	100.0%	$145,886	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,”  or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and its wholly-owned subsidiaries unless the context dictates otherwise. See Item 1, Note 1 of the unaudited condensed consolidated financial statements for list of our wholly-owned subsidiaries. References to our “ordinary shares” refer collectively to our Class A ordinary shares and Class B ordinary shares.

The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2023 and 2022 and financial condition at March 31, 2023 and December 31, 2022.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended , and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Our results of operations fluctuate from period to period and may not be indicative of our long-term prospects.
●	The impact of general economic, capital and credit market conditions, including banking sector instability, financial market illiquidity and fluctuations in interest rates, equity securities’ prices and/or foreign currency exchange rates.
●	A downgrade or withdrawal of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy.
●	Any suspension or revocation of any of our licenses would materially and adversely affect our business, financial condition and results of operations.
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
●
The other matters set forth in the section entitled “Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 8, 2023.

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

General

We are a global specialty property and casualty (re)insurer headquartered in the Cayman Islands, with an underwriting and investment strategy that we believe differentiates us from most of our competitors. Our goal is to build long-term shareholder value by providing risk management solutions to the insurance, reinsurance, and other risk marketplaces. We focus on delivering risk solutions to clients and brokers who value our expertise, analytics, and customer service offerings.

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

Through Greenlight Re Innovations (“Innovations”), we support technology innovators in the (re)insurance market by providing investment capital, risk capacity, and access to a broad insurance network.

Because we seek to capitalize on favorable market conditions and opportunities, period-to-period comparisons of our underwriting results may not be meaningful. Also, our historical investment results are not necessarily indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

The Company’s reinsurance subsidiaries hold an A.M. Best Financial Strength Rating of A- (Excellent) with a stable outlook.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part II. Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 8, 2023, cause actual events or results to differ materially from our underlying assumptions or estimates. In that case, there could be a material adverse effect on our results of operations, financial condition, or liquidity. The most significant estimates relate to: premium revenues and risk transfer, loss and loss adjustment expense reserves, investment impairments, allowances for credit losses, and share-based compensation.

We believe that the critical accounting estimates discussion in “Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results on Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 continues to describe the significant estimates and judgments included in the preparation of these unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

At March 31, 2023, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition, or liquidity.

Segments

We have one operating segment, Property & Casualty (Re)insurance, and we analyze our business based on the following categories:

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

Outlook and Trends

We operate in a business where we expect volatility in our underwriting results. During the three months ended March 31, 2023, we incurred losses from catastrophe and weather-related events (herein referred as “CAT” losses) of $10.3 million from Cyclone Gabrielle, the Turkey earthquake, the U.S. convective storms in 2023, and Winter Storm Elliott in December 2022. As noted below, these loss trends have led to improved pricing at the January 1st and April 1st renewal seasons.

The ongoing Russian-Ukrainian conflict has resulted in continued financial and economic sanctions imposed by the U.S., United Kingdom, European Union, and other countries, which have caused significant disruption in the global economy and have increased economic and geopolitical uncertainty. If this conflict is prolonged, we and other reinsurers may incur additional losses in future periods.

While there are signs that global inflationary pressures may be abating, this continues to be a significant concern to the (re)insurance industry, as it can add uncertainty to the cost of claims, particularly for classes of business with long payout tails. As a result, it creates pricing challenges for new business and valuation challenges in claims reserves. We continue to manage these concerns and risks in multiple ways:

•Our underwriting strategy focuses on relatively short-tailed business, which is inherently less exposed to inflation than long-tailed lines. We estimate the payout duration of our existing reserves at less than three years.

•We incorporate inflation assumptions in all our pricing and reassess these assumptions frequently.
•We are minimizing our exposure to classes that are experiencing severe supply-chain-driven inflation.

The rising interest rate environment has had a mixed impact on our financial results. While in 2022 we experienced losses driven by fixed-income securities held by the Lloyd’s syndicates in which we participate, the higher interest rates have improved the yield on our restricted cash and cash equivalents. To the extent interest rates continue to increase, we expect to see these trends continue. The SILP portfolio is positioned to also benefit from rising interest rates and an inflationary environment.

The combination of the recent loss events, continued inflation, and rising interest rates led to a significant reduction in the amount of reinsurance capital available for deployment, which in turn has led to market conditions that we consider more favorable than any we have experienced in more than a decade. The January 1 renewal season saw widespread pricing improvements in the aviation, war and terror, and marine classes and even higher increases in property catastrophe rates. These short-tailed specialty and property catastrophe classes represent a significant portion of our 2023 business plan. For the three months ended March 31, 2023, we grew our property line by 63.9% over the same quarter in 2022 to $30.4 million (representing 16.3% of total gross premiums written). Elsewhere in our portfolio, average percentage rate improvements were in the single digits.

Additionally, we continue to be encouraged by our Innovations unit, whose central objective is to enhance our underwriting return and risk profile by establishing a range of strategic partnerships. Our Innovations-related premiums, including premiums written by Syndicate 3456, grew by 57.2% for three months ended March 31, 2023 over the same quarter in 2022, and accounted for approximately 14.9% of our net premiums written for the three months ended March 31, 2023. We see the potential for continued growth from Innovations-derived underwriting opportunities in 2023.

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

The non-GAAP financial measures used in this report are:
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

The following table presents a reconciliation of the non-GAAP financial measures basic and fully diluted book value per share to the most comparable U.S. GAAP measure:

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic and fully diluted book value per share)	$510,041	$503,120	$466,952	$484,293	$468,407
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding as presented in the Company’s consolidated balance sheets	35,262,678	34,824,061	34,824,061	34,721,231	34,721,231
Less: Unearned performance-based restricted shares granted after December 31, 2021	(851,828)	(516,489)	(539,161)	(560,927)	(581,593)
Denominator for basic book value per share	34,410,850	34,307,572	34,284,900	34,160,304	34,139,638
Add: In-the-money stock options, service-based RSUs granted, and earned performance-based RSUs granted	157,431	187,750	183,790	179,988	176,379
Denominator for fully diluted book value per share	34,568,281	34,495,322	34,468,690	34,340,292	34,316,017
Basic book value per share	$14.82	$14.66	$13.62	$14.18	$13.72
Increase (decrease) in basic book value per share ($)	$0.16	$1.04	$(0.56)	$0.46	$(0.33)
Increase (decrease) in basic book value per share (%)	1.1%	7.6%	(3.9)%	3.4%	(2.3)%

Fully diluted book value per share	$14.75	$14.59	$13.55	$14.10	$13.65
Increase (decrease) in fully diluted book value per share ($)	$0.16	$1.04	$(0.55)	$0.45	$(0.34)
Increase (decrease) in fully diluted book value per share (%)	1.1%	7.7%	(3.9)%	3.3%	(2.4)%

(1) For periods prior to January 1, 2022, all unvested restricted shares are included in the “basic” and “fully diluted” denominators. Restricted shares with performance-based vesting conditions granted after December 31, 2021, are included in the “basic” and “fully diluted” denominators to the extent that the Company has recognized the corresponding share-based compensation expense. At March 31, 2023, the aggregate number of unearned restricted shares with performance conditions not included in the “basic” and “fully diluted” denominators was 1,014,317 (December 31, 2022: 709,638, September 30, 2022: 732,310, June 30, 2022: 754,076, March 31, 2022: 774,742).

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

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used to calculate net income before taxes under U.S. GAAP. We calculate net underwriting income (loss) as net premiums earned, plus other income relating to reinsurance and deposit-accounted contracts, less deposit interest expense, less net loss and loss adjustment expenses, acquisition costs, and underwriting expenses. The measure excludes, on a recurring basis: (1) investment income (loss); (2) other income (expense) not related to underwriting, including foreign exchange gains or losses, Lloyd’s interest income and expense, and adjustments to the allowance for expected credit losses; (3) corporate general and administrative expenses; and (4) interest expense. We exclude total investment income or loss, foreign exchange gains or losses, Lloyd’s interest income or expense and expected credit losses as we believe these items are influenced by market conditions and other factors unrelated to underwriting decisions. Additionally, we exclude corporate and interest expenses because these costs are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process, and including them could hinder the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income before income taxes.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Three months ended March 31
	2023	2022
	($ in thousands)
Income (loss) before income tax	$5,941	$(5,743)
Add (subtract):
Total investment (income) loss	(5,240)	(7,737)
Other non-underwriting (income) expense	(7,097)	633
Corporate expenses	5,997	4,011
Interest expense	776	1,154
Net underwriting income (loss)	$377	$(7,682)

Results of Operations

The table below summarizes our operating results for the three months ended March 31, 2023 and 2022:

	Three months ended March 31
	2023	2022
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$186,455	$145,886
Gross premiums ceded	(11,212)	(6,009)
Net premiums written	175,243	139,877
Change in net unearned premium reserves	(32,594)	(13,952)
Net premiums earned	$142,649	$125,925
Underwriting related expenses
Net loss and loss adjustment expenses incurred
Current year	$84,687	$95,082
Prior year *	12,038	2,325
Net loss and loss adjustment expenses incurred	96,725	97,407
Acquisition costs	41,476	32,945
Underwriting expenses	3,939	3,221
Deposit accounting and other reinsurance expense (income)	132	34
Net underwriting income (loss) [1]	$377	$(7,682)

Income (loss) from investment in related party investment fund	$(3,138)	$4,077
Net investment income (loss)	8,378	3,660
Total investment income (loss)	$5,240	$7,737
Net underwriting and investment income (loss)	$5,617	$55

Corporate expenses	$5,997	$4,011
Other (income) expense, net	(7,097)	633
Interest expense	776	1,154
Income tax expense (benefit)	54	(16)
Net income (loss)	$5,887	$(5,727)

Earnings (loss) per share (Class A and Class B) (Note 2)
Basic	$0.17	$(0.17)
Diluted	$0.17	$(0.17)

Underwriting ratios
Loss ratio - current year	59.4%	75.6%
Loss ratio - prior year	8.4%	1.8%
Loss ratio	67.8%	77.4%
Acquisition cost ratio	29.1%	26.2%
Composite ratio	96.9%	103.6%
Underwriting expense ratio	2.9%	2.6%
Combined ratio	99.8%	106.2%

* The net financial impacts associated with changes in the estimate of losses incurred in prior years, which incorporate earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs, were a loss of $12.0 million and a loss of $2.6 million for the three months ended March 31, 2023 and 2022, respectively.

1 Net underwriting income (loss) is a non-GAAP financial measure. See “ Key Financial Measures and Non-GAAP Measures” above for discussion and reconciliation of non-GAAP financial measures.

Three months ended March 31, 2023 and 2022

For the three months ended March 31, 2023, the fully diluted book value per share increased by $0.16 per share, or 1.1%, to $14.75 per share from $14.59 per share at December 31, 2022. For the three months ended March 31, 2023, basic book value per share increased by $0.16 per share, or 1.1%, to $14.82 per share from $14.66 per share at December 31, 2022.

For the three months ended March 31, 2023, our net income was $5.9 million, compared to a net loss of $5.7 million reported for the equivalent 2022 period.

The developments that most significantly affected our financial performance during the three months ended March 31, 2023, compared to the equivalent 2022 period, are summarized below:

•Underwriting: The underwriting income for the three months ended March 31, 2023 was $0.4 million. This underwriting income included $7.9 million of net prior year attritional loss development, coupled with $10.3 million of total catastrophe losses from the Turkey earthquake, New Zealand Cyclone Gabrielle, and the U.S. convective storms that occurred during the current quarter, as well as $4.1 million of losses resulting from Winter Storm Elliott that occurred in late December 2022. By comparison, the equivalent period in 2022 reported an underwriting loss of $7.7 million, which included $1.5 million of net prior year attritional loss development, coupled with CAT losses of $13.6 million from the Russian-Ukrainian war and $2.8 million from Tennessee wildfires.

Our combined ratio was 99.8% for the three months ended March 31, 2023 compared to 106.2% during the equivalent 2022 period. The lower CAT losses quarter over quarter contributed favorably to the combined ratio for the three months ended March 31, 2023. The improved underwriting performance was partially offset by higher adverse attritional loss development from prior years, which added 5.6 percentage points to our combined ratio for the three months ended March 31, 2023, compared to 0.6 percentage points for same period in 2022.

•Investments: Our total investment income for the three months ended March 31, 2023 was $5.2 million, compared to total investment income of $7.7 million reported for the same period in 2022. Our investment in SILP reported a loss of $3.1 million during the three months ended March 31, 2023, compared to a gain of $4.1 million during the equivalent period in 2022. Other investment income from our Innovations investments and restricted cash and cash equivalents totaled $8.4 million and $3.7 million during the three months ended March 31, 2023 and 2022, respectively. The increase in other investment income was driven primarily by increase in short-term yields in the last twelve months.
•Other (income) expense: For the three months ended March 31, 2023, we earned other income of $7.1 million, compared to incurring other expense of $0.6 million for the same quarter in 2022. The favorable change was driven primarily by:
◦$4.9 million of foreign exchange gains during the current quarter, compared to $1.1 million of foreign exchange loss in the same quarter in 2022, due mainly to the strengthening of the pound sterling against the U.S. dollar; and
◦our share of Lloyd’s syndicates’ investment income on Funds at Lloyd’s business, which is generally conducted on a funds withheld basis. The Lloyd’s syndicates invest a portion of these funds in fixed-maturity securities and investment funds. We record our share of the investment income and mark-to-market adjustments of these fixed maturity securities when the syndicates report them to us, generally one quarter in arrears.

Underwriting results

We analyze our business based on three categories: “property,” “casualty,” and “other.”

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31
	2023		2022
	($ in thousands)
Property	$30,372	16.3%	$18,535	12.7%
Casualty	95,204	51.1	78,269	53.7
Other	60,879	32.7	49,082	33.6
Total	$186,455	100.0%	$145,886	100.0%

As a result of our underwriting philosophy, the total premiums we write and the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities we identify.

For the three months ended March 31, 2023, our gross premiums written increased by $40.6 million, or 27.8%, compared to the equivalent 2022 period. The following table provides a further analysis of this overall increase:

Gross Premiums Written
Three months ended March 31, 2023
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$11.8	63.9%	The increase was driven mainly from growth in our commercial lines and to a lesser extent personal lines of business, mainly due to favorable pricing and new contracts. This was partially offset by our continued exit strategy from motor business with only a negligible amount written during the current quarter.
Casualty	$16.9	21.6%	The increase was due primarily to favorable pricing and new contracts bound during 2023 relating to general liability and multi-line business. This was partially offset by our continued tactical strategy to lower our exposure to workers’ compensation business.
Other	$11.8	24.0%	The increase was driven mainly by new contracts within our “other specialty” lines of business, primarily in aviation and cyber risk lines.

Our Innovations-related contracts contributed $9.5 million to the overall net increase in gross premiums written for the three months ended March 31, 2023.

Premiums Ceded

For the three months ended March 31, 2023, premiums ceded were $11.2 million, or 6.0% of gross premiums written, compared to $6.0 million, or 4.1% of gross premiums written for the three months ended March 31, 2022. The increase was driven mainly by rate increase and purchase of an additional $10.0 million excess of loss coverage to reduce our exposure to marine and energy, coupled with an increase in quota share retrocessions for property lines due to growth from inward premiums.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended March 31
	2023		2022
	($ in thousands)
Property	$26,005	14.8%	$16,435	11.7%
Casualty	95,276	54.4	78,269	56.0
Other	53,962	30.8	45,173	32.3
Total	$175,243	100.0%	$139,877	100.0%

For the three months ended March 31, 2023 net premiums written increased by $35.4 million, or 25.3%, compared to the three months ended March 31, 2022. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended March 31
	2023		2022
	($ in thousands)
Property	$18,743	13.1%	$14,490	11.5%
Casualty	84,115	59.0	81,228	64.5
Other	39,791	27.9	30,207	24.0
Total	$142,649	100.0%	$125,925	100.0%

Net premiums earned for the three months ended March 31, 2023, increased by $16.7 million or 13.3%, compared to the three months ended March 31, 2022. The change in net premiums earned is primarily a function of the amount and timing of net premiums written during the current and prior periods, coupled by the mix of business written in the form of excess of loss versus quota share reinsurance contracts.

Loss and Loss Adjustment Expenses Incurred, Net

For the three months ended March 31, 2023 and 2022, the components of the loss ratio were as follows:

	Three months ended March 31
	2023	2022	Increase / (decrease) in loss ratio points
Current accident year loss ratio	59.4%	75.5%	(16.1)
Prior year reserve development ratio	8.4%	1.8%	6.6
Loss ratio	67.8%	77.4%	(9.5)

Current accident year loss ratio decreased to 59.4% for the three months ended March 31, 2023, from 75.5% for the three months ended March 31, 2022. Adjusting for the impact of CAT losses (including Ukrainian-Russian conflict), the current accident year loss ratio decreased to 55.1% for the three months ended March 31, 2023, from 62.5% for the three months ended March 31, 2022. This positive change was principally due to the impact of favorable pricing over loss trends in our lines of business.
Prior year reserve development ratio deteriorated by 6.6 points in the current quarter compared to the first quarter in 2022. Refer to Note 5 to the condensed consolidated financial statements for further details on prior year developments.

Details of net losses incurred by line of business are provided in the following table:

	Three months ended March 31
	2023	2022
	($ in thousands)
Property	$17,530	$9,713
Casualty	61,038	55,373
Other	18,157	32,321
Total	$96,725	$97,407

The below table summarizes the loss ratios by line of business:

	Three months ended March 31
	2023	2022	Increase / (decrease) in loss ratio points
Property	93.5%	67.0%	26.5
Casualty	72.6	68.2	4.4
Other	45.6	107.0	(61.4)
Total	67.8%	77.4%	(9.6)

The changes in net losses incurred for the three months ended March 31, 2023, as compared to the equivalent 2022 period, were attributable to the following:

Net Losses Incurred
Three months ended March 31, 2023
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points
Property	$7.8	26.5
The increase in incurred losses from property is primarily driven by the 29.4% increase in net premiums earned, coupled with CAT losses.

During the three months ended March 31, 2023, we incurred $7.9 million of CAT losses relating to the Turkey earthquake, New Zealand Cyclone Gabrielle, and the U.S. convective storms in 2023, including $4.1 million relating to Winter Storm Elliott in December 2022. For the same quarter in 2022, we incurred $2.8 million of CAT losses related to the Tennessee wildfires.

Casualty	$5.7	4.4	The increase in losses incurred and loss ratio points was primarily due to adverse loss development on our professional liability, motor and workers’ compensation exposures.
Other	$(14.2)	(61.4)
Despite the 31.7% increase in net premiums earned from other specialty lines of business, the decrease in incurred losses and loss ratio points was mainly driven by favorable pricing and lower CAT events, coupled by higher volume of adverse attritional loss development in the comparative period.

During the three months ended March 31, 2023, we incurred $1.4 million of adverse loss development mainly relating to the Ukraine-Russia conflict. During the same quarter in 2022, we incurred $9.5 million losses related to the Ukraine-Russia conflict.

Russian-Ukrainian Conflict

Our loss and loss adjustment expenses from the Russian-Ukrainian conflict relate primarily to marine, energy, political violence, and terrorism (“MEPVT”) policies and whole account contracts, which are included mostly in the “Other” line of business. As of March 31, 2023, we had recorded $14.3 million incurred losses related to this CAT event (December 31, 2022: $13.6 million). We purchased excess of loss reinsurance to reduce our net exposure relating to MEPVT exposures. As of March 31, 2023, we have not recorded any reinsurance recoveries, as the estimated losses had not impacted the excess layers. However, we may generate recoveries under the retroceded contracts if we recognize significant further MEPVT losses from the Russian-Ukrainian conflict.

Acquisition Costs, Net

For the three months ended March 31, 2023, our total acquisition cost increased by 25.9% to $41.5 million, compared to the same quarter in 2022, mainly due to growth in net premiums earned. The acquisition cost ratios by line of business were as follows:

	Three months ended March 31
	2023	2022	Increase / (decrease) in acquisition cost ratio points
Property	19.0%	23.1%	(4.1)
Casualty	30.4	26.2	4.2
Other	31.0	27.6	3.4
Total	29.1%	26.2%	2.9

The changes in the acquisition cost ratios for the three months ended March 31, 2023, compared to the equivalent period in 2022, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended March 31, 2023
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(4.1)	The decrease was due primarily to a change in our business mix, coupled with a higher proportion of excess of loss contracts written during the current quarter, which incorporate lower commissions than quota share contracts.

Casualty	4.2
The increase was due primarily to changes in our business mix, particularly with the 29% increase in earned premium from FAL business, which has a higher ceding commission than other lines within this business.

Other	3.4	The increase was driven by business mix and higher profit commission within our financial business due to favorable underwriting performance, coupled with growth in quota share contracts within our other specialty business, which has higher acquisition cost ratio than excess of loss reinsurance treaties.

Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Three months ended March 31				Three months ended March 31
	2023				2022
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	93.5%	72.6%	45.6%	67.8%	67.0%	68.2%	107.0%	77.4%
Acquisition cost ratio	19.0	30.4	31.0	29.1	23.1	26.2	27.6	26.2
Composite ratio	112.5%	103.0%	76.6%	96.9%	90.1%	94.4%	134.6%	103.6%
Underwriting expense ratio				2.9				2.6
Combined ratio				99.8%				106.2%

The higher underwriting expense ratio for the three months ended March 31, 2023, compared to the same period in 2022, was due mainly to the additional personnel costs and outsourcing services.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended March 31
	2023	2022
	($ in thousands)
Underwriting expenses	$3,939	$3,221
Corporate expenses	5,997	4,011
General and administrative expenses	$9,936	$7,232
For the three months ended March 31, 2023, general and administrative expenses increased by $2.7 million, or 37.4%, compared to the equivalent 2022 period. In addition to the increase in underwriting expenses as previously noted above, our corporate expenses increased mainly due to severance relating to the former CFO and higher legal professional fees as a result of outsourced legal services while we sought a replacement General Counsel.

For the three months ended March 31, 2023 and 2022, general and administrative expenses included $1.0 million (net of $0.3 million forfeiture credit) and $1.0 million (net of insignificant forfeiture credit), respectively, of costs related to share-based compensation granted to employees and directors.

Total Investment Income (Loss)

Total investment income (loss) incorporates (i) changes in the net asset value of our investment in SILP managed by DME Advisors, (ii) interest income earned on the restricted cash and cash equivalents pledged as collateral to our clients, and (iii) gains (or losses) and interest on our portfolio of strategic and Innovations investments. We expect our total investment income, including any change in the net asset value of our investment in SILP, to fluctuate from period to period.

A summary of our total investment income (loss) is as follows:

	Three months ended March 31
	2023	2022
	($ in thousands)
Interest and dividend income, net of withholding taxes	$8,646	$22
Change in unrealized gains and losses	550	3,899
Investment-related foreign exchange gains (losses)	—	(38)
Interest, dividend, and other expenses	(18)	(223)
Realized gains (losses)	(800)	—
Net investment-related income (loss)	$8,378	$3,660
Income (loss) from investments in related party investment fund	(3,138)	4,077
Total investment income (loss)	$5,240	$7,737

The caption “Income (loss) from investment in related party investment fund” in the above table is net of management fees paid by SILP to DME Advisors and performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For further information about management fees and performance compensation for the three months ended March 31, 2023 and 2022, please refer to Note 3 of the condensed consolidated financial statements.

For the three months ended March 31, 2023, the Investment Portfolio managed by DME Advisors reported a loss of 1.1%, compared to a gain of 1.7% for the three months ended March 31, 2022. SILP’s long portfolio gained 8.9%, the short portfolio lost 9.0%, and macro positions lost 0.3%, during the three months ended March 31, 2023. For the three months ended March 31, 2023, the significant contributors to SILP’s investment return were long positions in Green Brick Partners (GRBK), Kyndryl Holdings Inc., and gold. The largest detractors were Brighthouse Financial, one short position, and a hedge position for GRBK.

For the three months ended March 31, 2023, we had an unrealized loss of $0.3 million in our Innovations-related investments, compared to $3.9 million net unrealized gains recorded for the three months ended March 31, 2022.

The increase in interest income for the three months ended March 31, 2023 was primarily related to our restricted cash and cash equivalents, which benefited from rising U.S. interest rates.

For the three months ended March 31, 2023 and 2022, the gross investment return (loss) on our investments managed by DME Advisors (excluding the investment advisor performance allocation) was composed of the following:

	Three months ended March 31
	2023	2022
Long portfolio gains (losses)	8.9%	(6.0)%
Short portfolio gains (losses)	(9.0)	4.9
Macro gains (losses)	(0.3)	3.5
Other income and expenses [1]	(0.7)	(0.5)
Gross investment return	(1.1)%	1.9%
Net investment return [1]	(1.1)%	1.7%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts.

The investment performance for the three months ended March 31, 2022 reflects the Investment Portfolio calculated based on 50% of GLRE Surplus, or the Company's shareholders' equity, as reported in the Company’s then most recent quarterly U.S. GAAP financial statements adjusted monthly for our share of the net profits and net losses reported by SILP during any intervening period (the “adjusted GLRE Surplus”). Effective January 1, 2023, the Investment Portfolio is calculated based on 60% of adjusted GLRE Surplus.

Each month, we post on our website (www.greenlightre.com) the returns from our investment in SILP.

Financial Condition

Total investments

The total investments reported in the unaudited condensed consolidated balance sheets at March 31, 2023 was $267.2 million, compared to $248.5 million at December 31, 2022, an increase of $18.7 million, or 7.5%. The increase was primarily related to net contribution into SILP resulting from release of restricted cash. The increase was partially offset by an investment loss reported by SILP.

At March 31, 2023, 91.8% of SILP’s portfolio was valued based on quoted prices in actively traded markets (Level 1), 6.1% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and 0.0% was composed of instruments valued based on non-observable inputs (Level 3). At March 31, 2023, 2.1% of SILP’s portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

At March 31, 2023, 85.4% of our Innovations-related portfolio was carried at fair value on a nonrecurring basis, measured as of the investees’ most recently completed financing round, and 14.6% was carried at the original cost.

Other than our investment in SILP (see Note 3 of the accompanying unaudited condensed consolidated financial statements), we have not participated in transactions that created relationships with unconsolidated entities or financial partnerships, including VIEs, established to facilitate off-balance sheet arrangements.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $42.1 million, or 6.3%, from $668.3 million at December 31, 2022, to $626.2 million at March 31, 2023, primarily due to release of collateral from our ceding insurers relating to legacy contracts in run-off.

Reinsurance balances receivable

During the three months ended March 31, 2023, reinsurance balances receivable increased by $76.1 million, or 15.0%, to $581.6 million from $505.6 million at December 31, 2022. This increase was related partially to funds withheld by cedents. At March 31, 2023, funds held by cedents were $367.8 million, compared to $337.4 million at December 31, 2022. Funds withheld predominantly relate to premiums withheld by Lloyd’s syndicates and funds contributed by the Company to Lloyd's as security for members’ underwriting activities. The remaining increase related to premiums receivable on new contracts bound during the three months ended March 31, 2023.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were composed of the following:

	March 31, 2023			December 31, 2022
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$30,593	$40,848	$71,441	$20,354	$41,361	$61,715
Casualty	145,409	251,139	396,548	146,702	227,979	374,681
Other	19,955	107,855	127,810	17,700	101,372	119,072
Total	$195,957	$399,842	$595,799	$184,756	$370,712	$555,468

During the three months ended March 31, 2023, the total gross loss and loss adjustment expense reserves increased by $40.3 million, or 7.3%, to $595.8 million from $555.5 million at December 31, 2022. See Note 5 of the accompanying condensed consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and a description of prior period loss developments.

At April 1, 2023, our estimated largest probable maximum loss (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $78.0 million and $84.7 million, respectively, both relating to the peril of North Atlantic Hurricane, compared to $77.5 million and $83.5 million, respectively, at January 1, 2023.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions, for both a single event loss and aggregate loss measures at the 1-in-250 year return period.

	April 1, 2023
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
	($ in thousands)
North Atlantic Hurricane	$77,993	$84,704
Southeast Hurricane	65,609	67,079
Gulf of Mexico Hurricane	52,068	56,792
Northeast Hurricane	50,728	50,728
North America Earthquake	67,641	71,009
California Earthquake	61,683	65,194
Other N.A. Earthquake	22,914	24,505
Japan Earthquake	37,348	49,128
Japan Windstorm	31,126	32,749
Europe Windstorm	31,941	36,236

The Japanese peril exposures include new contracts bound effective April 1, 2023.

Total shareholders’ equity

Total equity reported on the unaudited condensed consolidated balance sheet increased by $6.9 million to $510.0 million at March 31, 2023, compared to $503.1 million at December 31, 2022. The increase in shareholders’ equity during the three months ended March 31, 2023, was primarily due to the net income of $5.9 million reported for the period. For details of other movements in shareholders’ equity, please see the accompanying unaudited Condensed Consolidated Statements of Shareholders’ Equity.”

Liquidity and Capital Resources

We anticipate positive cash flows from operations (underwriting activities and investment income) to be sufficient to cover cash outflows under most loss scenarios in the near term. Based on expected cash flows from operations, financing arrangements and redemptions from related party investment fund as needed, we believe we have sufficient liquidity to cover our working capital requirements and other contractual obligations and commitments through the foreseeable future. Refer to the “Liquidity and Capital Resources” section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a general discussion of liquidity and capital resources. The following provides an update on material changes to our liquidity and capital resources during the three months ended March 31, 2023.

Sources and Uses of Funds

The following table summarizes our sources and uses of funds for the respective periods:

	Three months ended March 31
	2023	2022	Change
	($ in thousands)
Total cash provided by (used in):
Operating activities	$(1,259)	$(11,618)	$10,359
Investing activities	(22,076)	33,256	(55,332)
Financing activities	(17,085)	—	(17,085)
Effect of currency exchange on cash(1)	132	—	132
Net cash inflows (outflows)	(40,288)	21,638	(61,926)
Cash, beginning of period	706,548	711,101	(4,553)
Cash, end of period	$666,260	$732,739	$(66,479)
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 2 of the unaudited condensed consolidated financial statements.

Cash used in operating activities

The decrease in cash used in our operating activities for the three months ended March 31, 2023 over the same quarter in 2022 was driven mainly by the ebb and flow from our underwriting activities, which may vary significantly from period to period depending on the mix of business, the nature of underwriting opportunities available and volume of claims submitted to us by our cedents.

Cash provided by investing activities

The increase in cash used for our investing activities for the three months ended March 31, 2023 over the same quarter in 2022 was mainly due to contributions (net of redemptions) of $21.0 million into SILP, compared to net redemptions from SILP of $36.7 million during the same period in 2022.

Cash used in financing activities

The increase in cash used in our financing activities for the three months ended March 31, 2023 over the same quarter in 2022 was due to the partial repurchase of our outstanding convertible senior notes at a discount.

Cash at March 31, 2023

As a result of the above activities, coupled with the foreign exchange rate adjustment on foreign cash, our consolidated cash position declined to $666.3 million at March 31, 2023, from $706.5 million at December 31, 2022.

Letters of Credit and Trust Arrangements

See Note 11 of the accompanying condensed consolidated financial statements for details on the committed and uncommitted letter of credit facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. At March 31, 2023, the aggregate amount of collateral provided to cedents under such arrangements was $625.5 million (December 31, 2022: $667.6 million). At March 31, 2023, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $626.2 million (December 31, 2022: $668.3 million).

Contractual Obligations and Commitments

Since December 31, 2022, the material changes to our contractual obligations and commitments at March 31, 2023 were as follows:

Payment due:	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Loss and loss adjustment expense reserves (1)	$295,516	$176,952	$67,325	$56,005	$595,799

(1) Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

Additionally, we have related party commitments as disclosed in Note 11 of the condensed consolidated financial statements. At March 31, 2023, we estimate the reduced performance allocation of 10% to continue to be applied until SILP achieves additional investment returns of 150%, at which point the performance allocation will revert to 20%. For detailed breakdowns of management fees and performance compensation for the three months ended March 31, 2023 and 2022, refer to Note 3 of the condensed consolidated financial statements.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. However, to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2024. We are in the process of arranging refinancing for the outstanding convertible senior notes that mature in August 2023. If we are unable to refinance the convertible senior notes, we may find alternative financing arrangements, or fund the settlement at maturity using cash on hand, or withdrawals from SILP.

Effects of Inflation

Inflation generally affects the cost of claims and claim expenses. Long-tailed lines of business generally have greater exposure to inflation than short-tailed lines, with this differential becoming more pronounced as the severity of inflation increases. Our underwriting portfolio is predominantly short-tailed, and we actively manage our exposures to lines that experience significant inflation. Our pricing and reserving models incorporate the anticipated effects of inflation on our claim costs, and we regularly review and update our assumptions. However, we cannot predict or estimate the onset, duration, and severity of an inflationary period with precision. The actual effect of inflation may differ significantly from our assumptions.

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

See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of our exposure to these risks. The following is an update of the material changes in our exposure to market risk at March 31, 2023 since December 31, 2022:

Equity Price Risk
At March 31, 2023, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $12.0 million loss to our Investment Portfolio and $2.1 million loss to our proportionate share of the equity exposure held by the Lloyd’s syndicates.

Commodity Price Risk
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio at March 31, 2023. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$4.1	$(4.1)
Silver	0.3	(0.3)
Uranium	0.3	(0.3)
Crude oil	0.2	(0.2)
Total	$4.9	$(4.9)

Foreign Currency Risk
The following table summarizes the net impact of a hypothetical 10% currency rate movement relating to our GBP and Euro denominated reinsurance net liabilities (including balances held at Lloyd's) at March 31, 2023:

Currency	Net Exposure	10% increase in currency rate	10% decrease in currency rate
	($ in thousands)
GBP	£6,589	$812	$(812)
Euro	€(10,477)	(1,136)	1,136
Total foreign exchange loss (gain)		$(324)	$324

Additionally, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio at March 31, 2023.

Interest Rate Risk
There was no material change in our exposure to interest rate risk at March 31, 2023 since December 31, 2022, except for our investment in SILP, which includes interest-rate sensitive securities, such as corporate and sovereign debt instruments and interest rate options. At March 31, 2023, a 100 basis points increase or decrease in interest rates would result in a $7.5 million gain or a $5.8 million loss, respectively, to our Investment Portfolio.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in “Part I. Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 8, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of March 31, 2023, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been re-approved or modified at the election of our Board of Directors. The current plan expires on June 30, 2023. On May 2, 2023, the Board of Directors re-approved the share repurchase plan effective from July 1, 2023, until June 30, 2024, authorizing the Company to repurchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

The Company is not required to repurchase any Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. During the three months ended March 31, 2023, there was no repurchase of Class A ordinary shares.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

10.1
Amended and Restated Employment Agreement, dated as of March 6, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Faramarz Romer (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 9, 2023).

10.2
Deed of Settlement and Release, dated as of March 6, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Neil Greenspan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 9, 2023).

10.3
Consulting Agreement, dated as of March 6, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Neil Greenspan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 9, 2023).

31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
May 9, 2023

By:	/s/ FARAMARZ ROMER
Faramarz Romer Chief Financial Officer (principal financial and accounting officer)
May 9, 2023