Form 10-Q
period 2023-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2023-08-02
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

(205) 291-3440
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Ordinary Shares, $0.10 par value	35,272,013
(Class)	Outstanding at July 28, 2023

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION

NOTE OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Greenlight Capital Re, Ltd. (“Greenlight Capital Re,” “Company,” “us,” “we,” or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended , and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts included in this report, including statements regarding estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States (“U.S.”) federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are not historical facts, and are based on current expectations, estimates and projections, and various assumptions, many of which, are inherently uncertain and beyond management’s control. Accordingly, actual results may differ materially from the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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
●
Our investment performance depends in part on the performance of Solasglas Investments, LP (“SILP”) and may suffer as a result of adverse financial market developments or other factors that impact SILP’s liquidity, which could materially and adversely affect our investment results, financial condition and results of operations.

●
The carry values of our investments made under our Greenlight Re Innovations pillar, which focuses on developing a range of risk products via strategic partnerships and other methods to access fee income, a stream of underwriting business, and investment upside potential (“Innovations”), may differ significantly from those that would be used if we carried these investments at fair value.

●
Our level of debt may have an adverse impact on our liquidity, restrict our current and future operations, particularly our ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.

●
Greenlight Capital Re, Greenlight Reinsurance Ltd. (“Greenlight Re”), and/or Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”) may be subject to United States federal income taxation.

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

Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
June 30, 2023 and December 31, 2022
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2023	December 31, 2022
Assets
Investments
Investment in related party investment fund	$216,845	$178,197
Other investments	68,670	70,279
Total investments	285,515	248,476
Cash and cash equivalents	55,597	38,238
Restricted cash and cash equivalents	627,734	668,310
Reinsurance balances receivable (net of allowance for expected credit losses of 2023: $856 and 2022: $356)	616,727	505,555
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of 2023: $62 and 2022: $62)	21,555	13,239
Deferred acquisition costs	83,017	82,391
Unearned premiums ceded	19,227	18,153
Other assets	6,293	6,019
Total assets	$1,715,665	$1,580,381
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$621,101	$555,468
Unearned premium reserves	338,054	307,820
Reinsurance balances payable	109,534	105,135
Funds withheld	15,605	21,907
Other liabilities	7,125	6,397
Convertible senior notes payable	63,125	80,534
Total liabilities	1,154,544	1,077,261
Commitments and Contingencies (Note 11)
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 29,017,298 (2022: 28,569,346): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2022: 6,254,715))	3,527	3,482
Additional paid-in capital	480,648	478,439
Retained earnings	76,946	21,199
Total shareholders' equity	561,121	503,120
Total liabilities and equity	$1,715,665	$1,580,381

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three and six months ended June 30, 2023 and 2022
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Revenues
Gross premiums written	$154,943	$134,780	$341,398	$280,666
Gross premiums ceded	(9,739)	(7,163)	(20,951)	(13,172)
Net premiums written	145,204	127,617	320,447	267,494
Change in net unearned premium reserves	(5,261)	(17,398)	(37,855)	(31,350)
Net premiums earned	139,943	110,219	282,592	236,144
Income (loss) from investment in related party investment fund (net of related party expenses - Note 3)	32,782	11,876	29,644	15,953
Net investment income (loss)	9,369	5,280	17,747	8,940
Other income (expense), net	7,595	(5,957)	14,692	(6,590)
Total revenues	189,689	121,418	344,675	254,447
Expenses
Net loss and loss adjustment expenses incurred	90,504	60,823	187,229	158,230
Acquisition costs	38,293	36,335	79,769	69,280
General and administrative expenses	10,025	8,106	19,961	15,338
Deposit interest expense	235	191	367	225
Interest expense	744	1,166	1,520	2,320
Total expenses	139,801	106,621	288,846	245,393
Income (loss) before income tax	49,888	14,797	55,829	9,054
Income tax (expense) benefit	(28)	(9)	(82)	7
Net income (loss)	$49,860	$14,788	$55,747	$9,061
Earnings (loss) per share (Class A and Class B) (Note 2)
Basic	$1.46	$0.44	$1.64	$0.27
Diluted	$1.32	$0.37	$1.49	$0.23
Weighted average number of ordinary shares used in the determination of earnings and loss per share (Note 2)
Basic	34,070,818	33,871,359	34,065,066	33,861,151
Diluted	38,267,137	40,111,152	38,322,921	39,993,066

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the three and six months ended June 30, 2023 and 2022
(expressed in thousands of U.S. dollars)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Ordinary share capital
Balance - beginning of period	$3,526	$3,472	$3,482	$3,384
Issue of Class A ordinary shares, net of forfeitures	1	—	45	88
Repurchase of Class A ordinary shares	—	—	—	—
Balance - end of period	3,527	3,472	3,527	3,472
Additional paid-in capital
Balance - beginning of period	479,429	474,805	478,439	481,784
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	—	—	(7,896)
Repurchase of Class A ordinary shares	—	—	—	—
Share-based compensation expense	1,219	1,098	2,209	2,015
Balance - end of period	480,648	475,903	480,648	475,903
Retained earnings (deficit)
Balance - beginning of period	27,086	(9,870)	21,199	(9,505)
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	—	—	5,362
Net income (loss)	49,860	14,788	55,747	9,061
Balance - end of period	76,946	4,918	76,946	4,918
Total shareholders' equity	$561,121	$484,293	$561,121	$484,293

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2023 and 2022
(expressed in thousands of U.S. dollars)

	Six months ended June 30
	2023	2022
Cash flows from operating activities
Net income (loss)	$55,747	$9,061
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities:
Loss (income) from investments in related party investment fund	(29,644)	(15,953)
Net realized gain on repurchase of convertible senior notes payable	(265)	—
Net change in unrealized gains and losses on investments	(1,056)	(9,183)
Net realized (gains) losses on investments	800	—
Foreign exchange (gains) losses	(9,716)	5,402
Current expected credit losses recognized on reinsurance assets	500	—
Share-based compensation expense	2,254	2,103
Amortization and interest expense, net of change in accruals	(59)	321
Net change in:
Accrued interest receivable	(90)	—
Reinsurance balances receivable	(101,656)	(55,718)
Loss and loss adjustment expenses recoverable	(8,316)	1,674
Deferred acquisition costs	(3,417)	(7,317)
Unearned premiums ceded	(1,074)	(9,252)
Other assets, excluding depreciation	(274)	778
Loss and loss adjustment expense reserves	59,062	12,361
Unearned premium reserves	38,945	40,670
Reinsurance balances payable	4,399	4,150
Funds withheld	(6,302)	8,730
Other liabilities	728	(1,841)
Net cash provided by (used in) operating activities	566	(14,014)
Cash flows from investing activities
Proceeds from redemptions from related party investment fund	37,997	60,288
Contributions to related party investment fund	(47,001)	(50,000)
Purchases of investments	(4,045)	(9,652)
Proceeds from maturity of investments	6,000	—
Net cash provided by (used in) investing activities	(7,049)	636
Cash flows from financing activities
Repurchases of convertible senior notes payable	(17,085)	—
Net cash provided by (used in) financing activities	(17,085)	—
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	351	(120)
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,217)	(13,498)
Cash, cash equivalents and restricted cash at beginning of the period	706,548	711,101
Cash, cash equivalents and restricted cash at end of the period	$683,331	$697,603
Supplementary information
Interest paid in cash	$1,578	$2,000
Income tax paid in cash	$21	$—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2023

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

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Note 11). The following table reconciles the cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets to the total presented in the unaudited condensed consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
	($ in thousands)
Cash and cash equivalents	$55,597	$38,238
Restricted cash and cash equivalents	627,734	668,310
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of unaudited cash flows	$683,331	$706,548

Funds Held by Cedents

The caption “Reinsurance balances receivable” in the Company’s unaudited condensed consolidated balance sheets includes financial assets held by cedents. At June 30, 2023, funds held by cedents were $404.9 million (December 31, 2022: $337.4 million). Such amounts include premiums withheld by Lloyd’s syndicates and funds contributed by the Company to Lloyd's as security for members’ underwriting activities. The Lloyd’s syndicates invest a portion of the premiums withheld in investment funds and fixed-maturity securities. The Company records its share of income (or expense) from these assets, in its unaudited condensed consolidated statements of operations under the caption “Other income (expense)” as reported by the syndicates on a quarterly lag basis due to the timing of the availability of these quarterly financial reports.

Deposit Assets and Liabilities

At June 30, 2023, deposit assets and liabilities were $3.0 million and $6.9 million, respectively (December 31, 2022: $3.1 million and $10.7 million, respectively). For the three and six months ended June 30, 2023 and 2022, the interest income (expense) on deposit-accounted contracts were as follows:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)
Deposit interest income	$—	$—	$—	$—
Deposit interest expense	$(235)	$(191)	$(367)	$(225)
Deposit interest income (expense), net	$(235)	$(191)	$(367)	$(225)

Foreign Exchange

For the three and six months ended June 30, 2023, $4.7 million and $9.7 million (three and six months ended June 30, 2022: $(4.3) million and $(5.4) million), respectively, of foreign exchange gains (losses) were included in the Company’s net income in the unaudited condensed consolidated statements of operations under the caption of “Other income (expense), net”.

Earnings (Loss) Per Share

The following table reconciles net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share for the three and six months ended June 30, 2023 and 2022 (expressed in thousands of U.S. dollars, except per share and share amounts):

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Numerator for earnings per share
Net income (loss) - basic	$49,860	$14,788	$55,747	$9,061
Add: interest on convertible notes	744	—	1,520	—
Less: gain on debt repurchases	$—	$—	(265)	—
Net income (loss) - diluted	$50,604	$14,788	$57,002	$9,061

Denominator for earnings per share
Weighted average shares outstanding - basic	34,070,818	33,871,359	34,065,066	33,861,151
Effect of dilutive employee and director share-based awards	580,494	421,611	534,958	313,733
Shares potentially issuable in connection with convertible notes	3,615,825	5,818,182	3,722,897	5,818,182
Weighted average shares outstanding - diluted	38,267,137	40,111,152	38,322,921	39,993,066
Anti-dilutive stock options outstanding	690,337	735,627	690,337	735,627

Earnings (loss) per Class A and Class B ordinary share:
Basic	$1.46	$0.44	$1.64	$0.27
Diluted	$1.32	$0.37	$1.49	$0.23

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

At June 30, 2023, the SILP LPA included the following proviso: “The Investment Portfolio of each Partner will not exceed the product of (a) such Partner’s surplus (Greenlight Re Surplus or GRIL Surplus, as the case may be) multiplied by (b) the Investment Cap (60%), and the General Partner will designate any portion of a Partner’s Investment Portfolio as Designated Securities to effectuate such limit.”

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

Consequently, the Company has concluded that DME II’s interests, not the Company’s, meet both the “power” and “benefits” criteria associated with VIE accounting guidance. Therefore DME II is SILP’s primary beneficiary. The Company presents its investment in SILP in its unaudited condensed consolidated balance sheets in the caption “Investment in related party investment fund.”

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. At June 30, 2023, the net asset value of the GLRE Limited Partners’ investment in SILP was $216.8 million (December 31, 2022: $178.2 million), representing 68.9% (December 31, 2022: 69.3%) of SILP’s total net assets. DME II held the remaining 31.1% (December 31, 2022: 30.7%) of SILP’s total net assets. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing 3 business days’ notice to DME II. At June 30, 2023, the majority of SILP’s long investments were composed of cash and publicly traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the three and six months ended June 30, 2023 was $32.8 million and $29.6 million, respectively (three and six months ended June 30, 2022: $11.9 million and $16.0 million, respectively), and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s unaudited condensed consolidated statements of operations.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	June 30, 2023	December 31, 2022
	($ in thousands)
Assets
Investments, at fair value	$413,335	$304,806
Derivative contracts, at fair value	20,450	17,547
Due from brokers	104,842	109,169
Interest and dividends receivable	39	527
Total assets	538,666	432,049

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(197,148)	(159,382)
Derivative contracts, at fair value	(15,291)	(12,443)
Capital withdrawals payable	(40)	(75)
Due to brokers	(10,439)	(2,050)
Interest and dividends payable	(991)	(760)
Other liabilities	(194)	(159)
Total liabilities	(224,103)	(174,869)

Net Assets	$314,563	$257,180

GLRE Limited Partners’ share of Net Assets	$216,845	$178,197

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$724	$303	$1,351	$623
Interest income	2,076	286	3,892	335
Total Investment income	2,800	589	5,243	958

Expenses
Management fee	(1,163)	(894)	(2,231)	(1,785)
Interest	(1,579)	(479)	(3,007)	(735)
Dividends	(793)	(200)	(1,212)	(582)
Professional fees and other	(607)	(230)	(889)	(494)
Total expenses	(4,142)	(1,803)	(7,339)	(3,596)
Net investment income (loss)	(1,342)	(1,214)	(2,096)	(2,638)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(845)	26,827	(2,605)	50,975
Net change in unrealized appreciation (depreciation)	54,825	(6,699)	53,792	(23,491)
Net gain (loss) on investment transactions	53,980	20,128	51,187	27,484

Net income (loss)	$52,638	$18,914	$49,091	$24,846

GLRE Limited Partners’ share of net income (loss) (1)	$32,782	$11,876	$29,644	$15,953

(1) Net income (loss) is net of management fees and performance allocation presented below:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	($ in thousands)
Management fees	$1,163	$894	$2,231	$1,785
Performance allocation	3,294	$1,319	3,294	1,772
Total	$4,457	$2,213	$5,525	$3,557

See Note 10 for further details on related party management fees and performance allocation.

4. FINANCIAL INSTRUMENTS

Private investments and unlisted equity securities without readily determinable fair values

At June 30, 2023, the Company included the following private investments and unlisted securities without readily determinable fair values in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$25,202	$42,967	$(2,265)	$—	$65,904
Debt and convertible debt securities	2,676	—	—	90	2,766
Total other investments	$27,878	$42,967	$(2,265)	$90	$68,670

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

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at June 30, 2023 and 2022, and the related adjustments recorded during the periods then ended.

	Six months ended June 30
	2023	2022
	($ in thousands)
Carrying value (1)	$65,904	$59,809
Upward carrying value changes (2)	$506	$11,184
Downward carrying value changes and impairment (3)	$(250)	$(1,698)

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to June 30, 2023, totaled $43.4 million.
(3) The cumulative downward carrying value changes and impairments from inception to June 30, 2023, totaled $3.3 million.

During three and six months ended June 30, 2023, the Company realized a loss of $nil and $0.8 million, respectively, (three and six months ended June 30, 2022: $nil), and a corresponding reversal of unrealized loss relating to an investment which was previously fully impaired at December 31, 2022, resulting in no impact to the Company’s net income (loss).

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

Assets measured at fair value on a nonrecurring basis

At June 30, 2023 and December 31, 2022, the Company held $54.1 million and $53.6 million, respectively, of private investments and unlisted equities measured at fair value on a nonrecurring basis. The Company classifies these assets as Level 3 within the fair value hierarchy. The following table summarizes the periods between the most recent fair value measurement dates and June 30, 2023, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
	($ in thousands)
Fair values measured on a nonrecurring basis	$10,315	$25,053	$18,694	$54,062

At June 30, 2023 and December 31, 2022, the Company held $11.8 million and $8.9 million, respectively, of private investments and unlisted equities measured at cost.

Assets measured at fair value on a recurring basis

At June 30, 2023 and December 31, 2022, the Company did not carry any other investments at fair value with an assigned Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient.Therefore, this investment is not classified within the fair value hierarchy. (See Note 3 for further details on the related party investment fund.)

During the six months ended June 30, 2023 and 2022, there were no transfers between Level 2 and Level 3 of the fair value hierarchy.

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

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At June 30, 2023 and December 31, 2022, loss and loss adjustment expense reserves were composed of the following:

	June 30, 2023	December 31, 2022
	($ in thousands)
Case reserves	$190,958	$184,756
IBNR	430,143	370,712
Total	$621,101	$555,468

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the six months ended June 30, 2023 and 2022 is as follows:

Consolidated	2023	2022
	($ in thousands)
Gross balance at January 1	$555,468	$524,010
Less: Losses recoverable	(13,239)	(11,100)
Net balance at January 1	542,229	512,910
Incurred losses related to:
Current year	173,428	158,788
Prior years	13,801	(558)
Total incurred	187,229	158,230
Paid losses related to:
Current year	(22,428)	(27,896)
Prior years	(114,056)	(116,200)
Total paid	(136,484)	(144,096)
Foreign currency revaluation	6,572	(10,025)
Net balance at June 30	599,546	517,019
Add: Losses recoverable	21,555	9,426
Gross balance at June 30	$621,101	$526,445

Estimates for Significant Catastrophe Events

At June 30, 2023, the Company’s net reserves for losses and loss expenses include estimated amounts for several catastrophe and weather-related events (“CAT loss”). The magnitude and volume of losses arising from these events is inherently uncertain and, consequently, actual losses for these events may ultimately differ, potentially materially, from current estimates.

During the six months ended June 30, 2023, the Company recognized CAT loss, net of reinsurance, of $19.6 million related mostly to $16.4 million for current year CAT loss events (the Turkey earthquake, Cyclone Gabrielle in New Zealand, and the U.S. severe storms), coupled with prior year net adverse loss development principally from Winter Storm Elliott in 2022. For the six months ended June 30, 2022, the Company recognized CAT loss of $13.6 million related to the Russian-Ukrainian conflict and $2.8 million of losses related to Tennessee wildfires.

Prior Year Reserve Development

For the six months ended June 30, 2023, the estimate of net losses incurred relating to prior accident years increased by $13.8 million, primarily due to the following:

•$4.1 million relating to Winter Storm Elliott; offset partially by $0.9 million net favorable loss development on CAT loss events from 2018-2022 underwriting years; and

•$10.6 million of additional attritional losses, driven mainly by $7.1 million on casualty contracts (mostly 2018, 2019 and 2021 underwriting years) and $4.3 million on property contracts (mostly 2020 and 2021 underwriting years).

For the six months ended June 30, 2022, the estimate of net losses incurred relating to prior accident years decreased by $0.6 million, primarily due to favorable development on mortgage contracts. This favorable development was partially offset by adverse development on motor and health business driven by the inflationary increase in claim costs and additional losses from the COVID-19 pandemic.

6. RETROCESSION

For the three and six months ended June 30, 2023, the Company’s earned ceded premiums were $11.3 million and $19.9 million, respectively (three and six months ended June 30, 2022: $2.7 million and $3.9 million, respectively). For the three and six months ended June 30, 2023, loss and loss adjustment expenses recovered and changes in losses recoverable were $9.5 million and $15.7 million, respectively (three and six months ended June 30, 2022: $0.7 million and $nil, respectively).

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At June 30, 2023, the Company’s loss reserves recoverable consisted of (i) $15.7 million (December 31, 2022: $9.5 million) recoverable from unrated retrocessionaires, of which $15.5 million (December 31, 2022: $9.2 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $5.9 million (December 31, 2022: $3.8 million) recoverable from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At June 30, 2023, the Company’s allowance for expected credit losses was $0.1 million (December 31, 2022: $0.1 million).

7. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”), which mature on August 1, 2023. The Notes bear interest at 4.0%, payable semiannually on February 1 and August 1 of each year beginning February 1, 2019.

Noteholders have the option, under certain conditions, to redeem the Notes prior to maturity. At June 30, 2023, the Company’s share price was lower than the conversion price of $17.19 per share. If a holder redeems the Notes, the Company shall have the option to settle the conversion obligation in cash, ordinary shares of the Company, or a combination thereof pursuant to the terms of the indenture governing the Notes.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%. The Company incurred issuance costs in connection with the issuance of the Notes. At June 30, 2023, the unamortized portion of these costs was $0.04 million (December 31, 2022: $0.4 million), which the Company expects to amortize through the maturity date.

During the three and six months ended June 30, 2023 the Company repurchased and canceled $nil and $17.5 million of the Notes, respectively, resulting in realized gains of $nil and $0.3 million, respectively, which is included in “Other income (expense), net”, in the unaudited condensed consolidated statements of operations. The carrying value of the Notes outstanding at June 30, 2023, including accrued interest of $1.0 million, was $63.1 million (December 31, 2022: $80.5 million). At June 30, 2023, the Company estimated the fair value of the Notes (excluding accrued interest) to be $61.5 million (December 31, 2022: $77.1 million) (see Note 4 Financial Instruments).
For the three and six months ended June 30, 2023, the Company recognized interest expense of $0.7 million and $1.5 million, respectively (three and six months ended June 30, 2022: $1.2 million and $2.3 million, respectively), which included the interest coupon and the amortization of issuance costs.

The Company was in compliance with all covenants relating to the Notes at June 30, 2023.

See Notes 13 (b), Subsequent Events - New Term Loan Facility.

8. SHARE CAPITAL

The following table is a summary of the Company’s ordinary shares issued and outstanding:

	Six months ended June 30		Six months ended June 30
	2023		2022
	Class A	Class B	Class A	Class B
Balance – beginning of period	28,569,346	6,254,715	27,589,731	6,254,715
Issue of ordinary shares, net of forfeitures	447,952	—	876,785	—
Repurchase of ordinary shares	—	—	—	—
Balance – end of period	29,017,298	6,254,715	28,466,516	6,254,715

Under the $25.0 million share repurchase plan approved by the Board of Directors, expired on June 30, 2023, the Company repurchased no Class A ordinary shares during the six months ended June 30, 2023 and 2022. On May 2, 2023, the Board of Directors re-approved the share repurchase plan effective from July 1, 2023 until June 30, 2024, authorizing the Company to repurchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase.

Under the Company’s stock incentive plan (see Note 9), the number of Class A ordinary shares authorized for issuance is 8.0 million shares. At June 30, 2023, 1,362,165 (December 31, 2022: 2,011,426) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

9. SHARE-BASED COMPENSATION

Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards during the six months ended June 30, 2023 and 2022:

	Performance Restricted Shares		Service Restricted Shares
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2021	193,149	$10.10	753,407	$8.68
Granted	601,213	6.82	248,659	6.82
Vested	—	—	(169,213)	10.31
Forfeited	—	—	(8,476)	7.67
Balance at June 30, 2022	794,362	$7.62	824,377	$7.80

Balance at December 31, 2022	794,362	$7.62	832,896	$7.76
Granted	357,766	9.85	177,563	9.84
Vested	—	—	(256,243)	6.75
Forfeited	(109,105)	9.37	(55,967)	8.43
Balance at June 30, 2023	1,043,023	$8.20	698,249	$8.60

For the six months ended June 30, 2023, the Company granted 535,329 (six months ended June 30, 2022: 849,872) restricted shares to employees pursuant to the Company’s stock incentive plan. The restricted shares granted to employees in 2023 and 2022 include (i) restricted shares with both performance and service-based vesting conditions (“Performance RSs”) and (ii) restricted shares with only service-based vesting conditions (“Service RSs”). The Service RSs vest evenly each year on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance

RSs, with a target of 50%. During the vesting period, the holder of the Service RSs and Performance RSs retains voting rights but is entitled to any dividends declared by the Company only upon vesting.

For the six months ended June 30, 2023, the total fair value of restricted shares vested was $1.7 million (six months ended June 30, 2022: $2.0 million).

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the six months ended June 30, 2023 and 2022:

	Performance Restricted Stock Units		Service Restricted Stock Units
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2021	—	$—	154,134	$8.59
Granted	105,008	6.82	54,207	6.82
Vested	—	—	(35,389)	10.84
Forfeited	—	—	—	—
Balance at June 30, 2022	105,008	6.82	172,952	7.58

Balance at December 31, 2022	105,008	$6.82	172,952	$7.58
Granted	71,121	9.85	42,811	9.85
Vested	—	—	(77,695)	6.74
Forfeited	—	—	(1,788)	7.82
Balance at June 30, 2023	176,129	$8.04	136,280	$8.76

For the six months ended June 30, 2023, the Company granted 113,932 (six months ended June 30, 2022: 159,215) RSUs to employees pursuant to the Company’s stock incentive plan. The RSUs include (i) RSUs with both performance and service-based vesting conditions (“Performance RSUs”) and (ii) RSUs with only service-based vesting conditions (“Service RSUs”). The Service RSUs vest evenly each year on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSUs, with a target of 50%. Prior to 2022, the RSUs issued to employees cliff vested three years after the date of issuance, subject to the grantee’s continued service with the Company.

For the six months ended June 30, 2023, the Company issued 77,695 Class A ordinary shares for the vested RSUs.

Stock Compensation Expense

For the six months ended June 30, 2023 and 2022, the combined stock compensation expense (net of forfeitures) which was included in the caption “General and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations was $2.3 million and $2.1 million, respectively.

10. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

Each of DME, DME II, and DME Advisors is an affiliate of the Chairman and, therefore, is a related party to the Company.

The Company has entered into the SILP LPA (as described in Note 3 of the unaudited condensed consolidated financial statements). DME II receives a performance allocation equal to (with capitalized terms having the meaning provided under the SILP LPA) (a) 10% of the portion of the Positive Performance Change for each limited partner’s capital account that is less than or equal to the positive balance in such limited partner’s Carryforward Account, plus (b) 20% of the portion of the Positive Performance Change for each limited partner’s capital account that exceeds the positive balance in such limited partner’s Carryforward Account. The Carryforward Account for Greenlight Re and GRIL includes the amount of investment losses to be recouped, including any loss generated on the assets invested in SILP, subject to adjustments for redemptions. The loss carry-forward provision in the SILP LPA allows DME II to earn a reduced performance allocation of 10% of profits in years subsequent to any year in which SILP has incurred a loss until all losses are recouped, and an additional amount equal to 150% of the loss is earned.

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

For a detailed breakdown of management fees and performance compensation for the three and six months ended June 30, 2023 and 2022, refer to Note 3 of the unaudited condensed consolidated financial statements.

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At June 30, 2023, SILP, along with certain affiliates of DME Advisors, collectively owned 38.3% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in SILP. At June 30, 2023, SILP held 2.7 million shares of GRBK.

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

11. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At June 30, 2023, the Company had the following committed letter of credit facility:

	Maximum Facility Limit	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$275,000	August 20, 2024	120 days before the termination date

In addition, the Company has a $14.0 million uncommitted letter of credit facility with Citibank Europe plc.

At June 30, 2023, an aggregate amount of $280.9 million (December 31, 2022: $203.9 million) in letters of credit was issued under both the committed and uncommitted credit facilities. At June 30, 2023, the Company had pledged total cash and cash equivalents with a fair value in the aggregate of $281.7 million (December 31, 2022: $204.7 million) as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s unaudited condensed consolidated balance sheets. The Company was in compliance with all the covenants of these facilities at June 30, 2023.

The Company has also established regulatory trust arrangements for certain cedents. At June 30, 2023, collateral of $346.0 million (December 31, 2022: $463.7 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s unaudited condensed consolidated balance sheets.

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

12. SEGMENT REPORTING

The Company has one operating segment, Property & Casualty (Re)insurance.

The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended June 30				Six months ended June 30
	2023		2022		2023 (1)		2022
	($ in thousands)				($ in thousands)
Property
Commercial	$14,440	9.3%	$5,360	4.0%	$29,131	8.5%	$9,346	3.3%
Motor (2)	352	0.2	(884)	(0.6)	584	0.2	562	0.2
Personal	16,368	10.6	18,653	13.8	32,005	9.4	31,756	11.3
Total Property	31,160	20.1	23,129	17.2	61,720	18.1	41,664	14.8

Casualty
General Liability	27,517	17.8	16,720	12.4	48,076	14.1	26,725	9.5
Motor Liability (2)	2,707	1.7	(1,613)	(1.2)	8,306	2.4	3,496	1.3
Professional Liability	2,625	1.7	113	0.1	6,272	1.8	254	0.1
Workers' Compensation	3,899	2.5	8,368	6.2	7,058	2.1	18,288	6.5
Multi-line	51,724	33.4	52,216	38.7	105,884	31.0	105,310	37.5
Total Casualty	88,472	57.1	75,804	56.2	175,596	51.4	154,073	54.9

Other
Accident & Health	2,013	1.3	2,604	1.9	4,489	1.3	4,498	1.6
Financial	8,850	5.7	15,380	11.4	31,347	9.2	36,416	13.0
Marine	7,854	5.1	5,351	4.0	19,994	5.9	13,750	4.9
Other Specialty	16,594	10.7	12,512	9.3	48,252	14.1	30,265	10.8
Total Other	35,311	22.8	35,847	26.6	104,082	30.5	84,929	30.3
	$154,943	100.0%	$134,780	100.0%	$341,398	100.0%	$280,666	100.0%

(1) During the three months ended June 30, 2023, the Company reclassified certain reinsurance contracts within Property, Casualty and Other resulting in a presentation change to the previously reported gross premiums written for the three months ended March 31, 2023, to conform with the current quarter’s presentation. This resulted in reclassifying $8.1 million from Casualty (mostly multi-line class) to $7.9 million Other (mostly marine and other specialty classes) and $0.2 million Property for the three months ended March 31, 2023. Accordingly, the gross premiums written for the six months ended June 30, 2023 reflects this presentation change.

(2) The negative balance represents the reversal of premiums due to premium adjustments, termination of contracts, or premium returned upon novation or commutation of contracts.

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended June 30				Six months ended June 30
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$59,588	38.5%	$76,182	56.5%	$129,440	37.9%	$152,219	54.2%
Worldwide (1)	75,131	48.5	50,414	37.4	181,393	53.1	116,685	41.6
Europe	3,641	2.3	1,885	1.4	7,068	2.1	4,759	1.7
Asia	16,583	10.7	6,299	4.7	23,497	6.9	7,003	2.5
	$154,943	100.0%	$134,780	100.0%	$341,398	100.0%	$280,666	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.

13.    SUBSEQUENT EVENTS

A) Share Capital Reorganization

On July 25, 2023, at the Company’s Annual General Meeting the shareholders approved the re-designation of Class B ordinary shares as Class A ordinary shares, and then reclassified Class A ordinary shares as “ordinary shares,” resulting in the elimination of the dual-class share structure.

B) New Term Loan Facility

On June 16, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with a group of banks (the “Banks”), for which CIBC Bank USA is acting as administrative agent (the “Administrative Agent”). The Credit Agreement provides, subject to certain customary conditions, for a delayed draw term loan facility (the “Facility”), in an aggregate amount of $75.0 million. The Facility matures on August 1, 2026. At June 30, 2023, the outstanding loan balance from this Facility was nil.

The Company drew $75.0 million from the Facility during July 2023, of which $63.4 million was used to repay all of the outstanding Convertible Senior Notes, including accrued interest of $1.2 million, with the remaining proceeds for general corporate purposes. The Company posted $10.0 million of collateral as security for the Facility.

Outstanding loans under the Facility will (i) amortize in equal quarterly installments in an aggregate annual amount equal to 5.0% of the outstanding loans and (ii) accrue interest at a rate equal to an adjusted Term Secured Overnight Financing Rate plus 3.50% per annum.

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

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2023 and 2022 and financial condition at June 30, 2023 and December 31, 2022.

OVERVIEW

Business Overview

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

We have witnessed one of the costliest first half of the year on record for U.S. severe storms with insured loss of at least $29 billion, according to Gallagher Re’s Natural Catastrophe Report Q1 2023. These severe storms contributed to our CAT losses for the three and six months ended June 30, 2023. These losses relate to a single homeowners program, with the majority of premiums written in 2022 (from our Innovation platform). We reduced our participation level for the 2023 program renewal in light of the higher than anticipated volatility from these storms. Our total CAT incurred losses were $10.2 million and $16.4 million for the three and six months ended June 30, 2023, respectively.

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

The rising interest rate environment has had a mixed impact on our financial results. While in 2022 we experienced losses driven by fixed-income securities held by the Lloyd’s syndicates in which we participate, we have seen a reversal of this in 2023 as maturing fixed-income securities are reinvested at higher yields. In addition, the higher interest rates have improved the yield on our restricted cash and cash equivalents. To the extent interest rates continue to increase, we expect to see these trends continue. The SILP portfolio is positioned to also benefit from an inflationary environment.

The combination of the recent loss events, continued inflation, and rising interest rates led to a significant reduction in the amount of reinsurance capital available for deployment, which in turn has led to attractive market conditions that we consider more favorable than any we have experienced in more than a decade. We have seen widespread pricing improvements in the aviation, war and terror, and marine classes and even higher increases in property catastrophe rates. These improvements continued into the July 1 renewal seasons. These short-tailed specialty and property catastrophe classes represent a significant portion of our 2023 business plan. For the six months ended June 30, 2023, we grew our property line by 48.1% over the same period in 2022 to $61.7 million (representing 18.1% of total gross premiums written). Elsewhere in our portfolio, almost all our active lines of business showed rate improvements albeit at a more modest rate.

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

We calculate basic book value per share as (a) ending shareholders' equity, divided by (b) aggregate of Class A and Class B ordinary shares issued and outstanding, including all unvested service-based restricted shares, and the earned portion of performance-based restricted shares granted after December 31, 2021. We exclude shares potentially issuable in connection with convertible notes if the conversion price exceeds the share price. We repaid all outstanding convertible notes on August 1, 2023 without issuing any shares.

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

The following table presents a reconciliation of the non-GAAP financial measures basic and fully diluted book value per share to the most comparable U.S. GAAP measure:

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic and fully diluted book value per share)	$561,121	$510,041	$503,120	$466,952	$484,293
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding as presented in the Company’s consolidated balance sheets	35,272,013	35,262,678	34,824,061	34,824,061	34,721,231
Less: Unearned performance-based restricted shares granted after December 31, 2021	(820,156)	(851,828)	(516,489)	(539,161)	(560,927)
Denominator for basic book value per share	34,451,857	34,410,850	34,307,572	34,284,900	34,160,304
Add: In-the-money stock options, service-based RSUs granted, and earned performance-based RSUs granted	164,116	157,431	187,750	183,790	179,988
Denominator for fully diluted book value per share	34,615,973	34,568,281	34,495,322	34,468,690	34,340,292
Basic book value per share	$16.29	$14.82	$14.66	$13.62	$14.18
Increase (decrease) in basic book value per share ($)	$1.47	$0.16	$1.04	$(0.56)	$0.46
Increase (decrease) in basic book value per share (%)	9.9%	1.1%	7.6%	(3.9)%	3.4%

Fully diluted book value per share	$16.21	$14.75	$14.59	$13.55	$14.10
Increase (decrease) in fully diluted book value per share ($)	$1.46	$0.16	$1.04	$(0.55)	$0.45
Increase (decrease) in fully diluted book value per share (%)	9.9%	1.1%	7.7%	(3.9)%	3.3%

(1) For periods prior to January 1, 2022, all unvested restricted shares are included in the “basic” and “fully diluted” denominators. Restricted shares with performance-based vesting conditions granted after December 31, 2021, are included in the “basic” and “fully diluted” denominators to the extent that the Company has recognized the corresponding share-based compensation expense. At June 30, 2023, the aggregate number of unearned restricted shares with performance conditions not included in the “basic” and “fully diluted” denominators was 982,645 (March 31, 2023: 1,014,317, December 31, 2022: 709,638, September 30, 2022: 732,310, June 30, 2022: 754,076).

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

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used to calculate net income before taxes under U.S. GAAP. We calculate net underwriting income (loss) as net premiums earned less net loss and loss adjustment expenses, acquisition costs, underwriting expenses, and deposit interest expense. The measure excludes, on a recurring basis: (1) investment income (loss); (2) other income (expense) not related to underwriting, including foreign exchange gains or losses, and Lloyd’s interest income and expense; (3) corporate general and administrative expenses; and (4) interest expense. We exclude total investment income or loss, foreign exchange gains or losses, and Lloyd’s interest income or expense as we believe these items are influenced by market conditions and other factors unrelated to underwriting decisions. Additionally, we exclude corporate and interest expenses because these costs are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process, and including them could hinder the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income before income taxes.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	($ in thousands)
Income (loss) before income tax	$49,888	$14,797	$55,829	$9,054
Add (subtract):
Total investment (income) loss	(42,151)	(17,156)	(47,391)	(24,893)
Other non-underwriting (income) expense	(7,595)	5,957	(14,692)	6,590
Corporate expenses	4,557	4,578	10,554	8,589
Interest expense	744	1,166	1,520	2,320
Net underwriting income (loss)	$5,443	$9,342	$5,820	$1,660

CONSOLIDATED RESULTS OF OPERATIONS

The table below summarizes our operating results for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$154,943	$134,780	$341,398	$280,666
Gross premiums ceded	(9,739)	(7,163)	(20,951)	(13,172)
Net premiums written	145,204	127,617	320,447	267,494
Change in net unearned premium reserves	(5,261)	(17,398)	(37,855)	(31,350)
Net premiums earned	$139,943	$110,219	$282,592	$236,144
Underwriting related expenses
Net loss and loss adjustment expenses incurred
Current year	$88,740	$63,706	$173,428	$158,788
Prior year *	1,764	(2,883)	13,801	(558)
Net loss and loss adjustment expenses incurred	90,504	60,823	187,229	158,230
Acquisition costs	38,293	36,335	79,769	69,280
Underwriting expenses	5,468	3,528	9,407	6,749
Deposit interest expense	235	191	367	225
Net underwriting income (loss) [1]	$5,443	$9,342	$5,820	$1,660

Income (loss) from investment in related party investment fund	$32,782	$11,876	$29,644	$15,953
Net investment income (loss)	9,369	5,280	17,747	8,940
Total investment income (loss)	$42,151	$17,156	$47,391	$24,893
Net underwriting and investment income (loss)	$47,594	$26,498	$53,211	$26,553

Corporate expenses	$4,557	$4,578	$10,554	$8,589
Other (income) expense, net	(7,595)	5,957	(14,692)	6,590
Interest expense	744	1,166	1,520	2,320
Income tax expense (benefit)	28	9	82	(7)
Net income (loss)	$49,860	$14,788	$55,747	$9,061

Earnings (loss) per share (Class A and Class B)
Basic	$1.46	$0.44	$1.64	$0.27
Diluted	$1.32	$0.37	$1.49	$0.23

Underwriting ratios
Loss ratio - current year	63.4%	57.8%	61.4%	67.2%
Loss ratio - prior year	1.3%	(2.6)%	4.9%	(0.2)%
Loss ratio	64.7%	55.2%	66.3%	67.0%
Acquisition cost ratio	27.4%	33.0%	28.2%	29.3%
Composite ratio	92.1%	88.2%	94.5%	96.3%
Underwriting expense ratio	4.1%	3.4%	3.5%	3.0%
Combined ratio	96.2%	91.6%	98.0%	99.3%

* The net financial impacts associated with changes in the estimate of losses incurred in prior years, which incorporate earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs, were a loss of $1.9 million and a loss of $3.5 million for the three months ended June 30, 2023 and 2022, respectively, and a loss of $13.9 million and $6.1 million for the six months ended June 30, 2023 and 2022, respectively.

1 Net underwriting income (loss) is a non-GAAP financial measure. See “ Key Financial Measures and Non-GAAP Measures” above for discussion and reconciliation of non-GAAP financial measures.

Overview

Three months ended June 30, 2023 and 2022

For the three months ended June 30, 2023, the fully diluted book value per share increased by $1.46 per share, or 9.9%, to $16.21 per share from $14.75 per share at March 31, 2023. For the three months ended June 30, 2023, basic book value per share increased by $1.47 per share, or 9.9%, to $16.29 per share from $14.82 per share at March 31, 2023.

For the three months ended June 30, 2023, our net income was $49.9 million, compared to net income of $14.8 million reported for the equivalent 2022 period.

The developments that most significantly affected our financial performance during the three months ended June 30, 2023, compared to the equivalent 2022 period, are summarized below:

•Underwriting: Our underwriting income for the three months ended June 30, 2023 was $5.4 million. This underwriting income included $10.2 million of total CAT losses primarily driven by the severe storms in the U.S. that occurred during the current quarter. By comparison, the equivalent period in 2022 reported an underwriting income of $9.3 million, which included $2.9 million of net prior year favorable loss development and no CAT losses.

Our combined ratio was 96.2% for the three months ended June 30, 2023 compared to 91.6% during the equivalent 2022 period. The increase was driven mainly by the 9.5 points increase in loss ratio mainly from the above noted CAT losses, partially offset by lower acquisition cost ratio driven primarily by an increase in writing excess of loss contracts vs. quota share reinsurance treaties.

•Investments: Our total investment income for the three months ended June 30, 2023 was $42.2 million, compared to total investment income of $17.2 million reported for the same period in 2022. Our investment in SILP reported a gain of $32.8 million during the three months ended June 30, 2023, compared to a gain of $11.9 million during the equivalent period in 2022. Other investment income from our Innovation investments and interest earned from our restricted cash and cash equivalents and Funds at Lloyd’s (“FAL”) cash positions totaled $9.4 million and $5.3 million during the three months ended June 30, 2023 and 2022, respectively. The increase in other investment income was driven primarily by increase in short-term yields in the last twelve months.
•Other (income) expense: For the three months ended June 30, 2023, we earned other income of $7.6 million, compared to incurring other expense of $6.0 million for the same quarter in 2022. The favorable change was driven primarily by:
◦$4.7 million of foreign exchange gains during the current quarter, compared to $4.3 million of foreign exchange loss in the same quarter in 2022, due mainly to the strengthening of the pound sterling against the U.S. dollar; and
◦our share of Lloyd’s syndicates’ investment income on FAL business, which is generally conducted on a funds withheld basis. The Lloyd’s syndicates invest a portion of these funds in fixed-maturity securities and investment funds. We record our share of the investment income and mark-to-market adjustments of these fixed maturity securities when the syndicates report them to us, generally one quarter in arrears.

Six months ended June 30, 2023, and 2022

For the six months ended June 30, 2023, fully diluted book value per share increased by $1.62, or 11.0%, to $16.21 per share from $14.59 per share at December 31, 2022. For the six months ended June 30, 2023, basic book value per share increased by $1.63, or 11.0%, to $16.29 per share from $14.66 per share at December 31, 2022.

For the six months ended June 30, 2023, our net income was $55.7 million, compared to net income of $9.1 million reported for the equivalent 2022 period.

The developments that most significantly affected our financial performance during the six months ended June 30, 2023, compared to the equivalent 2022 period, are summarized below:

•Underwriting: Our underwriting income for the six months ended June 30, 2023, was $5.8 million, which was negatively impacted by (a) $16.4 million of CAT losses during 2023 (the Turkey earthquake, Cyclone Gabrielle in New Zealand, and the U.S. severe storms) and (b) $3.2 million of adverse loss development principally from Winter Storm Elliott in 2022. Additionally, we incurred $10.6 million of net prior year adverse attritional losses. By comparison, our underwriting income for the equivalent period in 2022 was $1.7 million, which was negatively impacted by $13.6 million of CAT losses related to the Russian-Ukrainian conflict and $2.8 million of losses related to Tennessee wildfires.

Our combined ratio was 98.0% for the six months ended June 30, 2023, compared to 99.3% for the same period in 2022. While CAT losses and prior year adverse loss development were higher in 2023 compared to 2022, this was partially offset by the favorable pricing in 2023 coupled with a change in business mix.

•Investments: Our total investment income for the six months ended June 30, 2023, was $47.4 million, compared to $24.9 million earned during the equivalent 2022 period. For the six months ended June 30, 2023, our investment in SILP reported a gain of $29.6 million, compared to a gain of $16.0 million during the equivalent period in 2022. Other investment income totaled $17.7 million and $8.9 million during the six months ended June 30, 2023, and 2022, respectively. The increase in other investment income was driven primarily by increase in short-term yields in the last twelve months.
•Other income (expense): For the six months ended June 30, 2023, other income was $14.7 million compared to other expense of $6.6 million. The favorable change was driven primarily for the same reasons explained above for the three months ended June 30, 2023.

Underwriting Results by Segment

There was no change to our operating segment since December 31, 2022.
The following provides a further discussion of our underwriting results for our Property & Casualty (Re)insurance operating segment for the three and six months ended June 30, 2023 and 2022.

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2023		2022		2023 (1)		2022
	($ in thousands)				($ in thousands)
Property	$31,160	20.1%	$23,129	17.2%	$61,720	18.1%	$41,664	14.8%
Casualty	88,472	57.1	75,804	56.2	175,596	51.4	154,073	54.9
Other	35,311	22.8	35,847	26.6	104,082	30.5	84,929	30.3
Total	$154,943	100.0%	$134,780	100.0%	$341,398	100.0%	$280,666	100.0%

(1) During the three months ended June 30, 2023, we reclassified certain reinsurance contracts within the above three lines of business resulting in a presentation change to the previously reported gross premiums written for the three months ended March 31, 2023, to conform with the current quarter’s presentation. This resulted in reclassifying $8.1 million from Casualty (mostly multi-line class) to $7.9 million Other (mostly marine and other specialty classes) and $0.2 million Property for the three months ended March 31, 2023. Accordingly, the gross premiums written for the six months ended June 30, 2023 reflects this presentation change.

As a result of our underwriting philosophy, the total premiums we write and the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities we identify.

For the three months ended June 30, 2023, our gross premiums written increased by $20.2 million, or 15.0%, compared to the equivalent 2022 period. The following table provides a further analysis of this overall increase:

Gross Premiums Written
Three months ended June 30, 2023
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$8.0	34.7%
The increase was driven mainly from growth in our Commercial class, mainly due to new quota share treaties bound in mid 2022 and new contracts in 2023. This resulted in a change in business mix for Property, with Commercial and Personal accounting for 46% and 53%, respectively, of total Property compared to 23% and 81%, respectively, for the same quarter in 2022.

For the quarter ended June 30, 2022, there was a reversal of Motor premiums due to premium adjustments which accounted for (4)% of total Property.

Casualty	$12.7	16.7%
The increase was driven mainly from our General Liability class primarily due to new contracts in 2023 and from quota share treaties bound in 2022. As a result of this growth, General Liability accounted for 31% of total Casualty compared to 22% in same period in 2022.

Also contributing to the favorable variance was the Motor (personal liability) class in part due to negative premium adjustments in 2022 as well as from growth in our Professional class. This growth was partially offset by our decision to exit the Workers’ Compensation class, particularly quota share treaties, which began in 2022.

Other	$(0.5)	(1.5)%
While there was little change for Other line of business, we experienced a change in business mix mainly due to a $6.1 million reduction in our Financial class driven by premium estimate adjustments on prior years’ treaties. As a result, Financial class accounted for 25% of total Other compared to 43% in the same quarter in 2022. This decline was offset partially by growth in our Marine and Other Specialty classes, driven by favorable pricing and new contracts.

For the six months ended June 30, 2023, our gross premiums written increased by $60.7 million, or 21.6%, compared to the equivalent 2022 period. The changes in gross premiums written for the six months ended June 30, 2023, were attributable to the following:

Gross Premiums Written
Six months ended June 30, 2023
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$20.1	48.1%	Same explanation as for the three months ended June 30, 2023. As a percentage of total Property gross premiums written, the change in business mix is virtually the same as noted above.
Casualty	$21.5	14.0%
Same explanation as for the three months ended June 30, 2023.

General Liability and Multi-Line classes represented 27% and 60%, respectively, of total Casualty gross premiums written compared to 17% and 68%, respectively for the same period in 2022.

Other	$19.2	22.6%
The increase was driven mainly by new contracts within our Marine class and “Other Specialty” class, primarily in aviation and cyber risk. This was partially offset by a reduction in Financial class for the same reason as noted above.

As a result, the change in business mix was follows: Other Specialty, Financial, and Marine represented 46%, 30%, and 19%, respectively, compared to 36%, 43%, and 16%, respectively, for the same period in 2022.

Premiums Ceded

For the three months ended June 30, 2023, premiums ceded were $9.7 million, or 6.3% of gross premiums written, compared to $7.2 million, or 5.3% of gross premiums written, for the same quarter in 2022. The increase was primarily due to a 50% quota share on certain aviation programs to reduce our exposure.

For the six months ended June 30, 2023, premiums ceded were $21.0 million, or 6.1% of gross premiums written, compared to $13.2 million, or 4.7% of gross premiums written for the period in 2022. The increase was driven by the new aviation retrocession, rate increase, an increase in quota share retrocessions for property lines due to growth from inward premiums and the purchase of an additional $10.0 million excess of loss coverage during the first quarter of 2023 to reduce our exposure to marine and energy.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
Property	$26,433	18.2%	$16,891	13.2%	$52,626	16.4%	$33,326	12.5%
Casualty	84,840	58.4	75,803	59.4	172,036	53.7	154,072	57.6
Other	33,931	23.4	34,923	27.4	95,785	29.9	80,096	29.9
Total	$145,204	100.0%	$127,617	100.0%	$320,447	100.0%	$267,494	100.0%

For the three and six months ended June 30, 2023 net premiums written increased by $17.6 million, or 13.8%, and by $53.0 million or 19.8%, respectively, compared to the three and six months ended June 30, 2022. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
Property	$20,749	14.8%	$12,166	11.0%	$39,492	14.0%	$26,656	11.3%
Casualty	81,446	58.2	67,546	61.3	165,561	58.6	148,774	63.0
Other	37,748	27.0	30,507	27.7	77,539	27.4	60,714	25.7
Total	$139,943	100.0%	$110,219	100.0%	$282,592	100.0%	$236,144	100.0%

Net premiums earned for the three and six months ended June 30, 2023, increased by $29.7 million or 27.0%, and $46.4 million or 19.7%, respectively, compared to the three and six months ended June 30, 2022. The change in net premiums earned is primarily a function of the amount and timing of net premiums written during the current and prior periods, coupled by the mix of business written in the form of excess of loss versus quota share reinsurance contracts.

Loss and Loss Adjustment Expenses Incurred, Net

For the six months ended June 30, 2023 and 2022, the components of the loss ratio were as follows:

	Three months ended June 30			Six months ended June 30
	2023	2022	Increase / (decrease) in loss ratio points	2023	2022	Increase / (decrease) in loss ratio points
Current accident year loss ratio	63.4%	57.8%	5.6	61.4%	67.2%	(5.8)
Prior year reserve development ratio	1.3%	(2.6)%	3.9	4.9%	(0.2)%	5.1
Loss ratio	64.7%	55.2%	9.5	66.3%	67.0%	(78.9)

Current accident year loss ratio increased by 5.6 points for the three months ended June 30, 2023, compared to the same quarter in 2022 primarily due to higher CAT losses which contributed 7.3 points to the increase.
Current accident year loss ratio improved by 5.8 points for the six months ended June 30, 2023, compared to the same period in 2022 primarily due to favorable pricing, change in business mix, and lower CAT losses as a percentage of net premiums earned. CAT losses contributed 5.8 points to the current accident year loss ratio for six months ended June 30, 2023, compared to 6.9 points for the same period in 2022.
For the three and six months ended June 30, 2023, we had prior year adverse loss development of 1.3% and 4.9%, respectively, compared to prior year favorable loss development of 2.6% and 0.2%, respectively, for the same periods in 2022. Refer to Note 5 to the unaudited condensed consolidated financial statements for further details on prior year developments.

Details of net losses incurred by line of business are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
Property	$21,402	23.6%	$5,789	9.5%	$38,932	20.8%	$15,502	9.8%
Casualty	49,608	54.8	43,621	71.7	110,646	59.1	98,994	62.6
Other	19,494	21.6	11,413	18.8	37,651	20.1	43,734	27.6
Total	$90,504	100.0%	$60,823	100.0%	$187,229	100.0%	$158,230	100.0%

The below table summarizes the loss ratios by line of business:

	Three months ended June 30			Six months ended June 30
	2023	2022	Increase / (decrease) in loss ratio points	2023	2022	Increase / (decrease) in loss ratio points
Property	103.1%	47.6%	55.5	98.6%	58.2%	40.4
Casualty	60.9	64.6	(3.7)	66.8	66.5	0.3
Other	51.6	37.4	14.2	48.6	72.0	(23.4)
Total	64.7%	55.2%	9.5	66.3%	67.0%	(0.7)

The changes in net losses incurred for the three months ended June 30, 2023, as compared to the equivalent 2022 period, were attributable to the following:

Net Losses Incurred
Three months ended June 30, 2023
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points
Property	$15.6	55.5
The increase is primarily driven by the 70.5% increase in net premiums earned, coupled with unprecedented U.S. severe storm losses which contributed $8.7 million or 42.1 points to the total loss ratio for Property.

Casualty	$6.0	(3.7)
The increase in losses incurred was primarily driven by the 20.6% increase in net premiums earned and change in business mix; partially offset by lower adverse prior year loss development.

The decrease in loss ratio points for Casualty was mainly due to reducing our motor and workers’ compensation quota share reinsurance business during 2022, both of which experienced significant adverse prior year loss development in 2022.

Other	$8.1	14.2
The increase is primarily driven by 23.7% in net premiums earned, coupled by a change in business mix. Additionally, the 2022 loss ratio benefited 18 points from favorable loss development on our mortgage business within our Financial class, partially offset by 8 points from adverse loss development in our Accident & Health class.

The changes in net losses incurred and loss ratios during the six months ended June 30, 2023, were attributable to the following:

Net Losses Incurred
Six months ended June 30, 2023
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$23.4	40.4	Same explanation as for the three months ended June 30, 2023. The U.S. severe storm losses contributed $12.8 million or 32.4 points to the increase in Property loss ratio.
Casualty	$11.7	0.3
The increase in losses incurred was primarily driven by the 11.3% increase in net premiums earned primarily from our General Liability and Multi-Line (including FAL) classes.

While the overall loss ratio for Casualty has not changed significantly, our business mix has changed stemming from a significant increase in General Liability offset by a reduction in Motor Liability and Workers’ Compensation, particularly in quota share reinsurance treaties.

Other	$(6.1)	(23.4)
Despite the 27.7% increase in net premiums earned driven from growth in our Marine and Other Specialty classes, the decrease in both losses incurred and in the loss ratio points was primarily driven by losses relating to the Russian-Ukrainian conflict in 2022, which contributed 19 points, and to a lesser extent adverse development in our Accident & Health class in 2022. These 2022 losses were partially offset by favorable loss development in our mortgage business within our Financial class.

We incurred $1.4 million adverse loss development relating to the Russian-Ukrainian conflict for the six months ended June 30, 2023. As of June 30, 2023, we have not recorded any reinsurance recoveries, as the estimated losses had not impacted the excess layers. However, we may generate recoveries under the retroceded contracts if we recognize significant further losses from the Russian-Ukrainian conflict.

Acquisition Costs, Net

For the three and six months ended June 30, 2023, our total acquisition cost increased by 5.4% to $38.3 million, and by 15.1% to $79.8 million, respectively, compared to the same periods in 2022, mainly due to growth in net premiums earned offset partially by lower commissions from excess of loss contracts compared to quota share reinsurance treaties. The acquisition cost ratios by line of business were as follows:

	Three months ended June 30			Six months ended June 30
	2023	2022	Increase / (decrease) in acquisition cost ratio points	2023	2022	Increase / (decrease) in acquisition cost ratio points
Property	19.1%	25.0%	(5.9)%	19.1%	23.9%	(4.8)%
Casualty	30.5	28.2	2.3	30.5	27.1	3.4
Other	25.1	46.6	(21.5)	28.1	37.2	(9.1)
Total	27.4%	33.0%	(5.6)%	28.2%	29.3%	(1.1)%

The changes in the acquisition cost ratios for the three months ended June 30, 2023, compared to the equivalent period in 2022, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended June 30, 2023
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(5.9)%	The decrease was due primarily to the higher proportion of excess of loss contracts which have a lower ceding commission rate than quota share reinsurance treaties. Based on net premiums earned for Property, excess of loss contracts accounted for 16% compared to 9% for the same quarter in 2022.

Casualty	2.3
The marginal increase was due primarily to changes in our business mix, particularly with the growth in General Liability and Multi-Line (including FAL) classes, which both have a higher ceding commission rate than other classes within Casualty.

Other	(21.5)	The decrease was driven primarily by the favorable loss reserve releases on two mortgage programs in 2022 within our Financial class, which resulted in higher performance-based commission costs. There was no comparable favorable loss development for the mortgage business during the current quarter.

The changes in the acquisition cost ratios during the six months ended June 30, 2023, compared to the equivalent period in 2022, were attributable to the following:

Change in Acquisition Cost Ratios
Six months ended June 30, 2023
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(4.8)%	Same trends as noted for the second quarter. Based on premium earned for Property, excess of loss contracts accounted for 14% compared to 6% for the same period in 2022.
Casualty	3.4	Same trends as noted for the second quarter.
Other	(9.1)	Same trends as noted for the second quarter.

Ratio Analysis

The following table provides our underwriting ratios by line of business for the respective periods:

	Three months ended June 30				Three months ended June 30
	2023				2022
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	103.1%	60.9%	51.6%	64.7%	47.6%	64.6%	37.4%	55.2%
Acquisition cost ratio	19.1	30.5	25.1	27.4	25.0	28.2	46.6	33.0
Composite ratio	122.2%	91.4%	76.7%	92.1%	72.6%	92.8%	84.0%	88.2%
Underwriting expense ratio				4.1				3.4
Combined ratio				96.2%				91.6%

	Six months ended June 30				Six months ended June 30
	2023				2022
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	98.6%	66.8%	48.6%	66.3%	58.2%	66.5%	72.0%	67.0%
Acquisition cost ratio	19.1	30.5	28.1	28.2	23.9	27.1	37.2	29.3
Composite ratio	117.7%	97.3%	76.7%	94.5%	82.1%	93.6%	109.2%	96.3%
Underwriting expense ratio				3.5				3.0
Combined ratio				98.0%				99.3%
(1) Including other expenses relating to underwriting.
The higher underwriting expense ratio for the three and six months ended June 30, 2023, compared to the same period in 2022, was due mainly to additional personnel costs, professional fees, outsourcing services, and credit losses relating to certain reinsurance balances receivable.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table for the respective periods::

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)
Underwriting expenses	$5,468	$3,528	$9,407	$6,749
Corporate expenses	4,557	4,578	10,554	8,589
General and administrative expenses	$10,025	$8,106	$19,961	$15,338
For the three months ended June 30, 2023, general and administrative (“G&A”) expenses increased by $1.9 million, or 23.7%, compared to the equivalent 2022 period primarily due to underwriting expenses as previously noted above. G&A expenses included $1.2 million and $1.1 million, of costs related to share-based compensation granted to employees and directors for the three months ended June 30, 2023 and 2022, respectively. The reversal of share-based compensation relating to forfeited stock awards was insignificant for both periods.

For the six months ended June 30, 2023, G&A expenses increased by $4.6 million, or 30.1%, compared to the equivalent 2022 period. In addition to the increase in underwriting expenses as previously noted, our corporate expenses increased mainly due to severance relating to the former CFO and higher legal professional fees as a result of outsourced legal services during the period we sought a replacement General Counsel, who commenced employment during the second quarter of 2023. G&A expenses included $2.3 million (net of $0.3 million forfeiture credit) and $2.1 million (net of insignificant forfeiture credit), for the six months ended June 30, 2023 and 2022, respectively, of costs related to share-based compensation granted to employees and directors.

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

A summary of our total investment income (loss) is as follows for the respective periods::

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	($ in thousands)
Interest and dividend income, net of withholding taxes	$8,881	$986	$17,527	$1,008
Change in unrealized gains and losses	506	5,284	1,056	9,183
Investment-related foreign exchange gains (losses)	—	(372)	—	(410)
Interest, dividend, and other expenses	(18)	(618)	(36)	(841)
Realized gains (losses)	—	—	(800)	—
Net investment-related income (loss)	$9,369	$5,280	$17,747	$8,940
Income (loss) from investments in related party investment fund	32,782	11,876	29,644	15,953
Total investment income (loss)	$42,151	$17,156	$47,391	$24,893

The caption “Income (loss) from investment in related party investment fund” in the above table is net of management fees paid by SILP to DME Advisors and performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For further information about management fees and performance compensation for the three and six months ended June 30, 2023 and 2022, please refer to Note 3 of the unaudited condensed consolidated financial statements.

For the three months ended June 30, 2023, the Investment Portfolio managed by DME Advisors reported a gain of 10.9%, compared to a gain of 4.9% for the three months ended June 30, 2022. SILP’s long portfolio gained 18.0%, the short portfolio lost 5.5%, and macro positions gained 0.3%, during the three months ended June 30, 2023. For the three months ended June 30, 2023, the significant contributors to SILP’s investment return were long positions in Green Brick Partners (GRBK), Tenet Healthcare Corp, and CONSOL Energy Inc. as well as from our U.S. interest rate derivative positions. The largest detractors were gold, short position in the S&P 500 index and two single-name short positions.

For the six months ended June 30, 2023, the Investment Portfolio managed by DME Advisors reported a gain of 9.7%, compared to a gain of 6.7% for the six months ended June 30, 2022. The long portfolio gained 27.3%, while the short portfolio and macro positions lost 14.8% and 0.1%, respectively, during the six months ended June 30, 2023. The most significant contributors to SILP’s investment return for the six months ended June 30, 2023 were long positions in GRBK, Tenet Healthcare Corp, and U.S. interest rate derivative positions. For the same period, the most significant detractors were the hedge position for our GRBK exposure and two single-name short positions.

During the three and six months ended June 30, 2023, some of our Innovation investees completed new financing rounds contributing to a net unrealized gain of $0.5 million for both periods. This was partially offset by $nil and $0.3 million valuation allowance during the three and six months ended June 30, 2023, respectively, on one Innovations investment.

During the three and six months ended June 30, 2022, some of our Innovations-related investees completed new financing rounds contributing to a net unrealized gain of $5.3 million and $9.2 million, respectively. The unrealized gains were net of a $2.2 million valuation allowance recorded during the three and six months ended June 30, 2022 on certain Innovations-related investments.

The increase in interest income for the six months ended June 30, 2023 was primarily related to our restricted cash and cash equivalents, which benefited from rising U.S. interest rates.

For the three and six months ended June 30, 2023 and 2022, the gross investment return (loss) on our investments managed by DME Advisors (excluding the investment advisor performance allocation) was composed of the following:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Long portfolio gains (losses)	18.0%	(10.0)%	27.3%	(15.8)%
Short portfolio gains (losses)	(5.5)	15.3	(14.8)	20.2
Macro gains (losses)	0.3	0.7	(0.1)	4.1
Other income and expenses [1]	(0.8)	(0.5)	(1.6)	(1.1)
Gross investment return	12.0%	5.5%	10.8%	7.4%
Net investment return [1]	10.9%	4.9%	9.7%	6.7%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts.

The investment performance for the three and six months ended June 30, 2022 reflects the Investment Portfolio calculated based on 50% of GLRE Surplus, or the Company's shareholders' equity, as reported in the Company’s then most recent quarterly U.S. GAAP financial statements adjusted monthly for our share of the net profits and net losses reported by SILP during any intervening period (the “adjusted GLRE Surplus”). Effective January 1, 2023, the Investment Portfolio is calculated based on 60% of adjusted GLRE Surplus.

Each month, we post on our website (www.greenlightre.com) the returns from our investment in SILP.

FINANCIAL CONDITION

Total investments

The total investments reported in the unaudited condensed consolidated balance sheets at June 30, 2023 was $285.5 million, compared to $248.5 million at December 31, 2022, an increase of $37.0 million, or 14.9%. The increase was primarily driven by strong performance from our SILP portfolio, coupled with net contributions in SILP and new Innovation investments. This was partially offset by the redemption of a matured term deposit.

At June 30, 2023, 92.8% of SILP’s portfolio was valued based on quoted prices in actively traded markets (Level 1), 5.6% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and 0.0% was composed of instruments valued based on non-observable inputs (Level 3). At June 30, 2023, 1.6% of SILP’s portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

At June 30, 2023, 82.0% of our Innovations-related portfolio was carried at fair value on a nonrecurring basis, measured as of the investees’ most recently completed financing round, and 18.0% was carried at the original cost.

Other than our investment in SILP (see Note 3 of the accompanying unaudited condensed consolidated financial statements), we have not participated in transactions that created relationships with unconsolidated entities or financial partnerships, including VIEs, established to facilitate off-balance sheet arrangements.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $40.6 million, or 6.1%, from $668.3 million at December 31, 2022, to $627.7 million at June 30, 2023, primarily due to release of collateral from our ceding insurers relating to legacy contracts in run-off.

Reinsurance balances receivable

During the six months ended June 30, 2023, reinsurance balances receivable increased by $111.2 million, or 22.0%, to $616.7 million from $505.6 million at December 31, 2022. This increase was related partially to funds withheld by cedents. At June 30, 2023, funds held by cedents were $404.9 million, compared to $337.4 million at December 31, 2022. Funds withheld predominantly relate to premiums withheld by Lloyd’s syndicates and funds contributed by the Company to Lloyd's as security for members’ underwriting activities. The remaining increase related to premiums receivable on new contracts bound, net of collections, during the six months ended June 30, 2023.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were composed of the following:

	June 30, 2023			December 31, 2022
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$25,565	$49,476	$75,041	$20,354	$41,361	$61,715
Casualty	144,303	258,541	402,844	146,702	227,979	374,681
Other	21,090	122,126	143,216	17,700	101,372	119,072
Total	$190,958	$430,143	$621,101	$184,756	$370,712	$555,468

During the six months ended June 30, 2023, the total gross loss and loss adjustment expense reserves increased by $65.6 million, or 11.8%, to $621.1 million from $555.5 million at December 31, 2022. See Note 5 of the accompanying unaudited condensed consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and a description of prior period loss developments.

During the six months ended June 30, 2023, the total loss and loss adjustment expenses recoverable increased by $8.3 million, or 62.8%, to $21.6 million from $13.2 million at December 31, 2022. See Note 6 of the accompanying unaudited condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

At July 1, 2023, our estimated largest probable maximum loss (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $80.3 million and $87.7 million, respectively, both relating to the peril of North Atlantic Hurricane, compared to $77.5 million and $83.5 million, respectively, at January 1, 2023.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions, for both a single event loss and aggregate loss measures at the 1-in-250 year return period.

	July 1, 2023
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
	($ in thousands)
North Atlantic Hurricane	$80,342	$87,719
Southeast Hurricane	66,060	67,584
Gulf of Mexico Hurricane	52,287	57,682
Northeast Hurricane	52,968	52,968
North America Earthquake	69,819	74,519
California Earthquake	63,401	67,233
Other N.A. Earthquake	23,810	27,565
Japan Earthquake	36,880	51,754
Japan Windstorm	32,770	35,076
Europe Windstorm	31,941	36,236

Total shareholders’ equity

Total equity reported on the unaudited condensed consolidated balance sheet increased by $58.0 million to $561.1 million at June 30, 2023, compared to $503.1 million at December 31, 2022. The increase in shareholders’ equity during the six months ended June 30, 2023, was primarily due to the net income of $55.7 million reported for the period. For details of other movements in shareholders’ equity, see the accompanying unaudited “Condensed Consolidated Statements of Shareholders’ Equity.”

LIQUIDITY AND CAPITAL RESOURCES

We anticipate positive cash flows from operations (underwriting activities and investment income) to be sufficient to cover cash outflows under most loss scenarios in the near term. Based on expected cash flows from operations, financing arrangements and redemptions from related party investment fund as needed, we believe we have sufficient liquidity to cover our working capital requirements and other contractual obligations and commitments through the foreseeable future. Refer to the “Liquidity and Capital Resources” section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a general discussion of liquidity and capital resources. The following provides an update on material changes to our liquidity and capital resources during the six months ended June 30, 2023.

Sources and Uses of Funds

The following table summarizes our sources and uses of funds for the respective periods:

	Six months ended June 30
	2023	2022	Change
	($ in thousands)
Total cash provided by (used in):
Operating activities	$566	$(14,014)	$14,580
Investing activities	(7,049)	636	(7,685)
Financing activities	(17,085)	—	(17,085)
Effect of currency exchange on cash(1)	351	(120)	471
Net cash inflows (outflows)	(23,217)	(13,498)	(9,719)
Cash, beginning of period	706,548	711,101	(4,553)
Cash, end of period	$683,331	$697,603	$(14,272)
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 2 of the unaudited condensed consolidated financial statements.

Cash used in operating activities

The increase in cash used in our operating activities for the six months ended June 30, 2023 over the same period in 2022 was driven mainly by the ebb and flow from our underwriting activities, which may vary significantly from period to period depending on the mix of business, the nature of underwriting opportunities available and volume of claims submitted to us by our cedents.

Cash provided by investing activities

The decrease in cash used for our investing activities for the six months ended June 30, 2023 over the same period in 2022 was mainly due to net contributions of $9.0 million into SILP, compared to net redemptions from SILP of $10.3 million during the same period in 2022. Additionally, we invested $4.0 million in Innovations investments, compared to $9.7 million for the same period in 2022. The cash outflows during the six months ended June 30, 2023 were partially offset by $6.0 million proceeds from a matured term deposit.

Cash used in financing activities

The cash used in our financing activities for the six months ended June 30, 2023 was due to the partial repurchase of our outstanding convertible senior notes at a discount.

Cash at June 30, 2023

As a result of the above activities, coupled with the foreign exchange rate adjustment on foreign cash, our consolidated cash position declined to $683.3 million at June 30, 2023, from $706.5 million at December 31, 2022.

Letters of Credit and Trust Arrangements

See Note 11 of the accompanying unaudited condensed consolidated financial statements for details on the committed and uncommitted letter of credit facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. At June 30, 2023, the aggregate amount of collateral provided to cedents under such arrangements was $626.9 million (December 31, 2022: $667.6 million). At June 30, 2023, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $627.7 million (December 31, 2022: $668.3 million).

Contractual Obligations and Commitments

Since December 31, 2022, the material changes to our contractual obligations and commitments at June 30, 2023 were as follows:

Payment due:	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Loss and loss adjustment expense reserves (1)	$308,066	$184,467	$70,184	$58,383	$621,101

(1) Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

Additionally, we have related party commitments as disclosed in Note 11 of the unaudited condensed consolidated financial statements. At June 30, 2023, we estimate the reduced performance allocation of 10% to continue to be applied until SILP achieves additional investment returns of 117%, at which point the performance allocation will revert to 20%. For detailed breakdowns of management fees and performance compensation for the three and six months ended June 30, 2023 and 2022, refer to Note 3 of the unaudited condensed consolidated financial statements.

Capital

On July 25, 2023, at the Company’s Annual General Meeting, the shareholders approved the re-designation of Class B ordinary shares as Class A ordinary shares, and the reclassification of Class A ordinary shares as “ordinary shares,” resulting in the elimination of the dual-class share structure. Accordingly, there were 35,272,013 outstanding ordinary shares at the market close on July 28, 2023.

As disclosed in Note 13(b) of the unaudited condensed consolidated financial statements in Item 1, we entered into a $75 million credit facility with CIBC on June 16, 2023, which we drew down in July 2023 with $63.4 million of the proceeds used to repay the outstanding Notes plus accrued interest on August 1, 2023. The remaining proceeds will be used for general corporate purposes.

Accordingly, our capital structure currently consists of debt and equity issued in ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. However, to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2024.

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

Recent Accounting Pronouncements

At June 30, 2023, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition, or liquidity.

EFFECTS OF INFLATION

There is no material change to our prior disclosure provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;
•	commodity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of our exposure to these risks. The following is an update of the material changes in our exposure to market risk at June 30, 2023 since December 31, 2022:

Equity Price Risk
At June 30, 2023, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $11.4 million loss to our Investment Portfolio and $3.2 million loss to our proportionate share of the equity exposure held by the Lloyd’s syndicates.

Commodity Price Risk
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio at June 30, 2023. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$5.5	$(5.5)
Silver	0.5	(0.5)
Uranium	0.4	(0.4)
Crude oil	0.3	(0.3)
Total	$6.7	$(6.7)

Foreign Currency Risk
The following table summarizes the net impact of a hypothetical 10% currency rate movement relating to our main foreign denominated reinsurance net liabilities (including balances held at Lloyd's) at June 30, 2023:

Currency	Net Exposure	10% increase in currency rate	10% decrease in currency rate
	($ in thousands)
GBP	£8,028	$1,020	$(1,020)
Euro	€(13,643)	(1,489)	1,489
Total foreign exchange loss (gain)		$(469)	$469

Additionally, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio at June 30, 2023.

Interest Rate Risk
There was no material change in our exposure to interest rate risk at June 30, 2023 since December 31, 2022, except for our investment in SILP, which includes interest-rate sensitive securities, such as corporate and sovereign debt instruments and interest rate derivatives. At June 30, 2023, a 100 basis points increase or decrease in interest rates would result in a $7.4 million gain or a $3.9 million loss, respectively, to our Investment Portfolio.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
As of June 30, 2023, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The Company is not required to repurchase any Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. During the quarter ended June 30, 2023, there was no repurchase of Class A ordinary shares.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

(c) Insider Trading Arrangements and Related Disclosures

During the three months ended June 30, 2023, we did not have any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 arrangements” (in each case, as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

Item 6.    EXHIBITS

10.1
Credit Agreement, dated as of June 16, 2023, among the Company, as borrower, the subsidiaries of the Company party thereto, as subsidiary guarantors, the lenders party thereto, and CIBC Bank USA, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 22, 2023).

31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
August 2, 2023

By:	/s/ FARAMARZ ROMER
Faramarz Romer Chief Financial Officer (principal financial and accounting officer)
August 2, 2023