Form 10-Q
period 2023-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2023-11-08
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Ordinary Shares, $0.10 par value	35,337,407
(Class)	Outstanding at October 27, 2023

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

●
The other matters set forth in the section entitled “Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 8, 2023 (“2022 Form 10-K”).

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

Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
September 30, 2023 and December 31, 2022
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2023	December 31, 2022
Assets
Investments
Investment in related party investment fund	$228,991	$178,197
Other investments	67,648	70,279
Total investments	296,639	248,476
Cash and cash equivalents	41,302	38,238
Restricted cash and cash equivalents	622,624	668,310
Reinsurance balances receivable (net of allowance for expected credit losses of 2023: $801 and 2022: $356)	640,391	505,555
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of 2023: $117 and 2022: $62)	28,191	13,239
Deferred acquisition costs	85,102	82,391
Unearned premiums ceded	18,700	18,153
Other assets	6,680	6,019
Total assets	$1,739,629	$1,580,381
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$658,234	$555,468
Unearned premium reserves	340,582	307,820
Reinsurance balances payable	69,882	105,135
Funds withheld	13,406	21,907
Other liabilities	6,781	6,397
Debt	74,879	80,534
Total liabilities	1,163,764	1,077,261
Commitments and Contingencies (Note 11)
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (par value $0.10; authorized, 125,000,000; issued and outstanding, 35,337,407 (2022: Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 28,569,346: Class B: 2022: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715)	3,534	3,482
Additional paid-in capital	481,908	478,439
Retained earnings	90,423	21,199
Total shareholders' equity	575,865	503,120
Total liabilities and equity	$1,739,629	$1,580,381

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three and nine months ended September 30, 2023 and 2022
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Revenues
Gross premiums written	$183,074	$155,146	$524,472	$435,812
Gross premiums ceded	(14,789)	(8,801)	(35,740)	(21,973)
Net premiums written	168,285	146,345	488,732	413,839
Change in net unearned premium reserves	(5,175)	(24,397)	(43,030)	(55,747)
Net premiums earned	163,110	121,948	445,702	358,092
Income (loss) from investment in related party investment fund (net of related party expenses - Note 3)	(1,853)	8,521	27,791	24,474
Net investment income (loss)	6,958	3,038	24,705	11,978
Other income (expense), net	(1,293)	(6,784)	13,399	(13,374)
Total revenues	166,922	126,723	511,597	381,170
Expenses
Net loss and loss adjustment expenses incurred	96,843	94,559	284,072	252,789
Acquisition costs	46,933	36,821	126,702	106,101
General and administrative expenses	7,905	7,389	27,866	22,727
Deposit interest expense	278	6,148	645	6,373
Interest expense	1,457	1,091	2,977	3,411
Total expenses	153,416	146,008	442,262	391,401
Income (loss) before income tax	13,506	(19,285)	69,335	(10,231)
Income tax (expense) benefit	(29)	816	(111)	823
Net income (loss)	$13,477	$(18,469)	$69,224	$(9,408)
Earnings (loss) per share (Note 2)
Basic	$0.40	$(0.56)	$2.03	$(0.28)
Diluted	$0.39	$(0.56)	$1.99	$(0.28)
Weighted average number of ordinary shares used in the determination of earnings and loss per share (Note 2)
Basic	34,070,818	33,127,384	34,067,012	33,119,814
Diluted	34,801,864	33,127,384	34,703,973	33,119,814

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the three and nine months ended September 30, 2023 and 2022
(expressed in thousands of U.S. dollars)

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Ordinary share capital
Balance - beginning of period	$3,527	$3,472	$3,482	$3,384
Issue of ordinary shares, net of forfeitures (Note 8)	7	11	52	99
Repurchase of ordinary shares (Note 8)	—	(1)	—	(1)
Balance - end of period	3,534	3,482	3,534	3,482
Additional paid-in capital
Balance - beginning of period	480,648	475,903	478,439	481,784
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	—	—	(7,896)
Repurchase of ordinary shares (Note 8)	—	(34)	—	(34)
Share-based compensation expense	1,260	1,152	3,469	3,167
Balance - end of period	481,908	477,021	481,908	477,021
Retained earnings (deficit)
Balance - beginning of period	76,946	4,918	21,199	(9,505)
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	—	—	5,362
Net income (loss)	13,477	(18,469)	69,224	(9,408)
Balance - end of period	90,423	(13,551)	90,423	(13,551)
Total shareholders' equity	$575,865	$466,952	$575,865	$466,952

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2023 and 2022
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2023	2022
Cash flows from operating activities
Net income (loss)	$69,224	$(9,408)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities:
Loss (income) from investments in related party investment fund	(27,791)	(24,474)
Net realized gain on repurchase of convertible senior notes payable	(265)	(149)
Net change in unrealized gains and losses on investments and derivatives	1,359	(9,237)
Net realized (gains) losses on investments	800	—
Foreign exchange (gains) losses	(7,635)	10,364
Current expected credit losses recognized on reinsurance assets	500	—
Share-based compensation expense	3,521	3,266
Accretion of debt offering costs and change in interest accruals	(98)	(612)
Net change in:
Accrued interest receivable	(123)	—
Reinsurance balances receivable	(135,796)	(97,651)
Loss and loss adjustment expenses recoverable	(15,007)	496
Deferred acquisition costs	(6,127)	(15,810)
Unearned premiums ceded	(547)	(13,617)
Other assets, excluding depreciation	(546)	(540)
Loss and loss adjustment expense reserves	103,678	36,394
Unearned premium reserves	43,593	70,589
Reinsurance balances payable	(35,253)	17,548
Funds withheld	(8,501)	7,654
Other liabilities	384	(2,237)
Net cash provided by (used in) operating activities	(14,630)	(27,424)
Cash flows from investing activities
Proceeds from redemptions from related party investment fund	73,997	77,993
Contributions to related party investment fund	(97,000)	(65,127)
Purchases of investments	(5,545)	(8,627)
Proceeds from maturity of term deposit	6,000	—
Net cash provided by (used in) investing activities	(22,548)	4,239
Cash flows from financing activities
Proceeds from term loans, net of expenses	74,053	—
Repayment of convertible senior notes payable	(62,147)	—
Repurchases of convertible senior notes payable	(17,198)	(6,384)
Repurchase of Class A ordinary shares	—	(35)
Net cash provided by (used in) financing activities	(5,292)	(6,419)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(152)	(322)
Net increase (decrease) in cash, cash equivalents and restricted cash	(42,622)	(29,926)
Cash, cash equivalents and restricted cash at beginning of the period	706,548	711,101
Cash, cash equivalents and restricted cash at end of the period	$663,926	$681,175
Supplementary information
Interest paid in cash	$3,336	$4,023
Income tax paid in cash	$56	$—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2023

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

The ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol “GLRE.”

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the U.S. Securities and Exchange Commission’s (“SEC”) instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s 2022 Form 10-K, as filed with the SEC on March 8, 2023. These unaudited condensed consolidated financial statements include GLRE and its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated on consolidation.

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

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies as described in its 2022 Form 10-K.

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

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Note 11). The following table reconciles the cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets to the total presented in the unaudited condensed consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
	($ in thousands)
Cash and cash equivalents	$41,302	$38,238
Restricted cash and cash equivalents	622,624	668,310
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of unaudited cash flows	$663,926	$706,548

Funds Held by Cedents

The caption “Reinsurance balances receivable” in the Company’s unaudited condensed consolidated balance sheets includes financial assets held by cedents. At September 30, 2023, funds held by cedents were $422.4 million (December 31, 2022: $337.4 million). Such amounts include premiums withheld by Lloyd’s syndicates and funds contributed by the Company to Lloyd's as security for members’ underwriting activities. The Lloyd’s syndicates invest a portion of the premiums withheld in investment funds and fixed-maturity securities. The Company records its share of income (or expense) from these assets, in its unaudited condensed consolidated statements of operations under the caption “Other income (expense)” as reported by the syndicates on a quarterly lag basis due to the timing of the availability of these quarterly financial reports.

Deposit Assets and Liabilities

At September 30, 2023, deposit assets and liabilities were $3.0 million and $5.2 million, respectively (December 31, 2022: $3.1 million and $10.7 million, respectively). For the three and nine months ended September 30, 2023 and 2022, the interest income (expense) on deposit-accounted contracts were as follows:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)
Deposit interest income	$—	$—	$—	$—
Deposit interest expense	$(278)	$(6,148)	$(645)	$(6,373)
Deposit interest income (expense), net	$(278)	$(6,148)	$(645)	$(6,373)

Foreign Exchange

For the three and nine months ended September 30, 2023, $(2.0) million and $7.6 million (three and nine months ended September 30, 2022: $(5.0) million and $(10.4) million), respectively, of foreign exchange gains (losses) were included in the Company’s net income in the unaudited condensed consolidated statements of operations under the caption of “Other income (expense), net”.

Earnings (Loss) Per Share

The following table reconciles net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share for the three and nine months ended September 30, 2023 and 2022 (expressed in thousands of U.S. dollars, except per share and share amounts):

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Numerator for earnings per share
Net income (loss) - basic	$13,477	$(18,469)	$69,224	$(9,408)
Net income (loss) - diluted	$13,477	$(18,469)	$69,224	$(9,408)

Denominator for earnings per share
Weighted average shares outstanding - basic	34,070,818	33,127,384	34,067,012	33,119,814
Effect of dilutive employee and director share-based awards	731,046	—	636,961	—
Weighted average shares outstanding - diluted	34,801,864	33,127,384	34,703,973	33,119,814
Anti-dilutive stock options outstanding	652,140	690,337	652,140	690,337
Participating securities excluded from calculation of loss per share	—	848,841	—	848,841
Shares potentially issuable in connection with convertible notes excluded from calculation of diluted loss per share	—	5,686,747	—	5,773,889

Earnings (loss) per share:
Basic	$0.40	$(0.56)	$2.03	$(0.28)
Diluted	$0.39	$(0.56)	$1.99	$(0.28)

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

At September 30, 2023, the SILP LPA included the following proviso: “The Investment Portfolio of each Partner will not exceed the product of (a) such Partner’s surplus (Greenlight Re Surplus or GRIL Surplus, as the case may be) multiplied by (b) the Investment Cap (60%), and the General Partner will designate any portion of a Partner’s Investment Portfolio as Designated Securities to effectuate such limit.”

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

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. At September 30, 2023, the net asset value of the GLRE Limited Partners’ investment in SILP was $229.0 million (December 31, 2022: $178.2 million), representing 70.3% (December 31, 2022: 69.3%) of SILP’s total net assets. DME II held the remaining 29.7% (December 31, 2022: 30.7%) of SILP’s total net assets. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing 3 business days’ notice to DME II. At September 30, 2023, the majority of SILP’s long investments were composed of cash and publicly traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the three and nine months ended September 30, 2023 was $(1.9) million and $27.8 million, respectively (three and nine months ended September 30, 2022: $8.5 million and $24.5 million, respectively), and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s unaudited condensed consolidated statements of operations.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	September 30, 2023	December 31, 2022
	($ in thousands)
Assets
Investments, at fair value	$423,807	$304,806
Derivative contracts, at fair value	25,128	17,547
Due from brokers	59,298	109,169
Cash and cash equivalents	—	—
Interest and dividends receivable	130	527
Total assets	508,363	432,049

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(154,504)	(159,382)
Derivative contracts, at fair value	(5,232)	(12,443)
Capital withdrawals payable	(170)	(75)
Due to brokers	(21,347)	(2,050)
Interest and dividends payable	(1,008)	(760)
Other liabilities	(429)	(159)
Total liabilities	(182,690)	(174,869)

Net Assets	$325,673	$257,180

GLRE Limited Partners’ share of Net Assets	$228,991	$178,197

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$273	$305	$1,624	$928
Interest income	2,523	693	6,415	1,028
Total Investment income	2,796	998	8,039	1,956

Expenses
Management fee	(1,238)	(901)	(3,469)	(2,686)
Interest	(2,380)	(464)	(5,387)	(1,199)
Dividends	(659)	(356)	(1,871)	(938)
Professional fees and other	(507)	(262)	(1,396)	(756)
Total expenses	(4,784)	(1,983)	(12,123)	(5,579)
Net investment income (loss)	(1,988)	(985)	(4,084)	(3,623)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	460	7,221	(2,145)	58,196
Net change in unrealized appreciation (depreciation)	(1,191)	6,464	52,601	(17,027)
Net gain (loss) on investment transactions	(731)	13,685	50,456	41,169

Net income (loss)	$(2,719)	$12,700	$46,372	$37,546

GLRE Limited Partners’ share of net income (loss) (1)	$(1,853)	$8,521	$27,791	$24,474

(1) Net income (loss) is net of management fees and performance allocation presented below:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	($ in thousands)
Management fees	$1,238	$901	$3,469	$2,686
Performance allocation	(206)	$947	3,088	2,719
Total	$1,032	$1,848	$6,557	$5,405

See Note 10 for further details on related party management fees and performance allocation.

4. FINANCIAL INSTRUMENTS

Private investments and unlisted equity securities without readily determinable fair values

At September 30, 2023, the Company included the following private investments and unlisted securities without readily determinable fair values in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$26,702	$42,942	$(4,795)	$—	$64,849
Debt and convertible debt securities	2,676	—	—	123	2,799
Total other investments	$29,378	$42,942	$(4,795)	$123	$67,648

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

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at September 30, 2023 and 2022, and the related adjustments recorded during the periods then ended.

	Nine months ended September 30
	2023	2022
	($ in thousands)
Carrying value (1)	$64,849	$61,081
Upward carrying value changes (2)	$506	$11,260
Downward carrying value changes and impairment (3)	$(2,780)	$(1,676)

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to September 30, 2023, totaled $43.4 million.
(3) The cumulative downward carrying value changes and impairments from inception to September 30, 2023, totaled $5.9 million.

During three and nine months ended September 30, 2023, the Company realized a loss of $nil and $0.8 million, respectively, (three and nine months ended September 30, 2022: $nil), and a corresponding reversal of unrealized loss relating to an investment which was previously fully impaired at December 31, 2022, resulting in no impact to the Company’s net income (loss) for the nine months ended September 30, 2023.

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

Assets measured at fair value on a nonrecurring basis

At September 30, 2023 and December 31, 2022, the Company held $53.7 million and $53.6 million, respectively, of private investments and unlisted equities measured at fair value on a nonrecurring basis. The Company classifies these assets as Level 3 within the fair value hierarchy. The following table summarizes the periods between the most recent fair value measurement dates and September 30, 2023, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
	($ in thousands)
Fair values measured on a nonrecurring basis	$18,552	$602	$34,567	$53,721

At September 30, 2023 and December 31, 2022, the Company held $11.1 million and $8.9 million, respectively, of private investments and unlisted equities measured at cost.

Assets measured at fair value on a recurring basis

Derivative financial instruments

The Company uses interest rate swaps in connection with its risk management activities to hedge 50% of the interest rate risk relating to the outstanding Term Loans (see Note 7). The interest rate swaps are carried at fair value and are determined using a market approach valuation technique based on significant observable market inputs from third-party pricing vendors. Accordingly, the interest rates swaps are classified as Level 2 within the fair value hierarchy. These derivative instruments are not designated as accounting hedges under U.S. GAAP.

For the three and nine months ended September 30, 2023, the Company recognized unrealized gain for the above derivatives of $0.1 million, which are included in other assets in the Condensed Consolidated Balance Sheets, in interest expense in the Condensed Consolidated Statements of Operations, and in net change in unrealized gains and losses on investments and derivatives in the Condensed Consolidated Statements of Cash Flows.

Investment in Related Party Investment Fund

The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient.Therefore, this investment is not classified within the fair value hierarchy. (See Note 3 for further details on the related party investment fund.)

Financial Instruments Disclosed, But Not Carried, at Fair Value

The carrying value of debt and convertible debt securities within “Other Investments” (see “Private investments and unlisted equity securities without readily determinable fair values” above) and certificates of deposit with original maturities of one year or less approximates their fair values. The Company classifies these assets as Level 2 within the fair value hierarchy.

The Term Loans (see Note 7) represent financial instruments that the Company carries at amortized cost. At September 30, 2023, the carrying values of the Term Loans approximate their fair values.

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At September 30, 2023 and December 31, 2022, loss and loss adjustment expense reserves were composed of the following:

	September 30, 2023	December 31, 2022
	($ in thousands)
Case reserves	$190,121	$184,756
IBNR	468,113	370,712
Total	$658,234	$555,468

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the nine months ended September 30, 2023 and 2022 is as follows:

Consolidated	2023	2022
	($ in thousands)
Gross balance at January 1	$555,468	$524,010
Less: Losses recoverable	(13,239)	(11,100)
Net balance at January 1	542,229	512,910
Incurred losses related to:
Current year	273,570	251,231
Prior years	10,502	1,558
Total incurred	284,072	252,789
Paid losses related to:
Current year	(41,026)	(54,866)
Prior years	(154,374)	(160,094)
Total paid	(195,400)	(214,960)
Foreign currency revaluation	(858)	(20,516)
Net balance at September 30	630,043	530,223
Add: Losses recoverable	28,191	10,604
Gross balance at September 30	$658,234	$540,827

Estimates for Significant Catastrophe Events

At September 30, 2023, the Company’s net reserves for losses and loss expenses include estimated amounts for several catastrophe and weather-related events (“CAT loss”). The magnitude and volume of losses arising from these events is inherently uncertain and, consequently, actual losses for these events may ultimately differ, potentially materially, from current estimates.

During the nine months ended September 30, 2023, the Company recognized CAT loss, net of reinsurance, of $29.5 million for current year CAT loss events, driven by the Turkey earthquake, Cyclone Gabrielle in New Zealand, the U.S. severe storms, Mexican state-owned oil platform fire, and satellite losses. For the nine months ended September 30, 2022, the Company recognized CAT loss of $39.1 million driven by $13.6 million from the Russian-Ukrainian conflict and $19.5 million from hurricane Ian.

Prior Year Reserve Development

For the nine months ended September 30, 2023, the estimate of net losses incurred relating to prior accident years increased by $10.5 million, primarily due to the following:

•$31.3 million adverse loss development primarily due to reserve strengthening on legacy motor (predominantly 2021 underwriting year), homeowners (primarily deterioration relating to Winter Storm Elliott in December 2022), and workers’ compensation (2021 and prior underwriting years) contracts, coupled with a final claim settlement on a professional liability contract (2008 underwriting year).

•The adverse loss development was partially offset by $20.8 million favorable loss development from various prior years’ property catastrophe events and better than expected loss emergence for marine and energy (predominantly 2020 and 2022 underwriting years), group medical (2022 and prior underwriting years) and cyber contracts (predominantly 2021 underwriting year).

For the nine months ended September 30, 2022, the estimate of net losses incurred relating to prior accident years increased by $1.6 million, primarily due to the following:

• $16.3 million reserve strengthening on motor and health business (2021-2021 underwriting years); a multi-line quota share program (2015, 2016-2019 underwriting years); marine and energy contracts (2020 underwriting year); and a cyber contract (2020 underwriting year).

•Offsetting the above adverse loss development, the Company had favorable loss experience driven mostly by mortgage business (2018 underwriting year), excess of loss workers’ compensation contract (2020 underwriting year) as well as favorable CAT loss development relating to small catastrophe events (mainly 2020 and 2021 underwriting years) and COVID-19 (2020 underwriting year) based on updated claims reporting received from cedents.

6. RETROCESSION

For the three and nine months ended September 30, 2023, the Company’s earned ceded premiums were $15.3 million and $35.2 million, respectively (three and nine months ended September 30, 2022: $4.4 million and $8.4 million, respectively). For the three and nine months ended September 30, 2023, loss and loss adjustment expenses recovered and changes in losses recoverable were $9.1 million and $24.8 million, respectively (three and nine months ended September 30, 2022: $2.5 million and $2.5 million, respectively).

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At September 30, 2023, the Company’s loss reserves recoverable consisted of (i) $20.2 million (December 31, 2022: $9.5 million) recoverable from unrated retrocessionaires, of which $14.7 million (December 31, 2022: $9.2 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $8.1 million (December 31, 2022: $3.8 million) recoverable from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At September 30, 2023, the Company’s allowance for expected credit losses was $0.1 million (December 31, 2022: $0.1 million).

7. DEBT

The following table summarizes the Company’s debt.

	September 30, 2023	December 31, 2022
	($ in thousands)
Term loans	$75,000	$—
Senior convertible notes	—	79,610
Total principal amount	$75,000	$79,610
Accrued interest payable	700	1,331
Less: deferred finance costs	(821)	(407)
Total debt	$74,879	$80,534

Term Loans

On June 16, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with a group of banks (the “Banks”), for which CIBC Bank USA is acting as administrative agent (the “Administrative Agent”). The Credit Agreement provides, subject to certain customary conditions, for a delayed draw term loan facility (the “Facility”), in an aggregate amount of $75.0 million. Outstanding loans (“Term Loans”) under the Facility will (i) amortize in equal quarterly installments in an aggregate annual amount equal to 5.0% of the outstanding loans and (ii) accrue interest at a rate equal to an adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 3.5% per annum. The Company posted $10.0 million of collateral as security for the Facility. The Facility matures on August 1, 2026.

During the three and nine months ended September 30, 2023, the Company borrowed $75.0 million from the Facility, of which $63.4 million was used to repay all of the outstanding Convertible Senior Notes (see below), with the remaining proceeds for general corporate purposes. On August 31, 2023, the Company hedged 50% of the floating interest rate on the Term Loans (see Note 4). The interest rate on the outstanding Terms Loans was 8.9% at September 30, 2023.

The Company was in compliance with all covenants relating to the Facility at September 30, 2023.

Senior Convertible Notes

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Convertible Notes”), with a maturity date of August 1, 2023. The Convertible Notes bear interest at 4.0%, payable semiannually on February 1 and August 1 of each year beginning February 1, 2019. The conversion price was $17.19 per ordinary share of the Company.

As noted above, the Company fully repaid the remaining outstanding Convertible Notes on August 1, 2023, from the proceeds of the new Term Loans.
During the three and nine months ended September 30, 2023 the Company repurchased and canceled $nil and $17.2 million of the Convertible Notes, respectively, resulting in realized gains of $nil and $0.3 million, respectively, which is included in “Other income (expense), net”, in the unaudited condensed consolidated statements of operations. As noted above, the Company fully repaid the remaining outstanding Convertible Notes on August 1, 2023, from the proceeds of the new Term Loans.
Financing Costs
The Company incurred $0.9 million of issuance costs relating to the Credit Agreement, which are deferred and amortized through the maturity of the Facility. The remaining unamortized deferred finance costs are reported separately in the above table.

For the three and nine months ended September 30, 2023, the Company recognized interest expense of $1.6 million and $3.1 million, respectively (three and nine months ended September 30, 2022: $1.1 million and $3.4 million, respectively) for the above total debt, which included the interest coupon, the amortization of issuance costs and the change in fair value of the interest rate swap (see Note 4).

8. SHARE CAPITAL

The following table is a summary of the Company’s ordinary shares issued and outstanding:

	Nine months ended September 30			Nine months ended September 30
	2023			2022
	Ordinary	Class A	Class B	Class A	Class B
Balance – beginning of period	—	28,569,346	6,254,715	27,589,731	6,254,715
Issue of shares, net of forfeitures	65,394	447,952	—	984,548	—
Repurchase of shares	—	—	—	(4,933)	—
Re-designate Class B to Class A shares	—	6,254,715	(6,254,715)	—	—
Reclassify Class A to Ordinary shares	35,272,013	(35,272,013)	—	—	—
Balance – end of period	35,337,407	—	—	28,569,346	6,254,715

On May 2, 2023, the Board of Directors re-approved the share repurchase plan effective from July 1, 2023 until June 30, 2024, authorizing the Company to repurchase up to $25.0 million of Ordinary shares or securities convertible into Ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase.

On July 25, 2023, at the Company’s Annual General Meeting the shareholders approved the re-designation of Class B ordinary shares as Class A ordinary shares, and then reclassified Class A ordinary shares as “Ordinary shares,” resulting in the elimination of the dual-class share structure.

9. SHARE-BASED COMPENSATION

Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards during the nine months ended September 30, 2023 and 2022:

	Performance Restricted Shares		Service Restricted Shares
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2021	193,149	$10.10	753,407	$8.68
Granted	601,213	6.82	356,422	7.02
Vested	—	—	(197,002)	10.06
Forfeited	—	—	(8,476)	7.67
Balance at September 30, 2022	794,362	$7.62	904,351	$7.73

Balance at December 31, 2022	794,362	$7.62	832,896	$7.76
Granted	357,766	9.85	242,957	10.22
Vested	—	—	(364,006)	6.96
Forfeited	(109,105)	9.37	(55,967)	8.43
Balance at September 30, 2023	1,043,023	$8.20	655,880	$9.05

On July 25, 2023, at the Company’s Annual General Meeting the shareholders approved the Greenlight Capital Re, Ltd. 2023 Omnibus Incentive Plan, or the 2023 Incentive Plan. The 2023 Incentive Plan replaces the Greenlight Capital Re, Ltd. Amended and Restated 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, and its subsequent amendments. As a result, the 2004 Stock Incentive Plan share reserve was transferred to the 2023 Incentive Plan and any forfeitures under the 2004 Stock Incentive Plan will become available for grant under the 2023 Incentive Plan. Further, the shareholders approved to increase the maximum number of ordinary shares for which awards may be granted by 2 million ordinary shares. At September 30, 2023, 3,296,771 (December 31, 2022: 2,011,426) Ordinary shares remained available for future issuance under the Company’s 2023 Incentive Plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

For the nine months ended September 30, 2023, the Company granted 535,329 (nine months ended September 30, 2022: 849,872) restricted shares to employees pursuant to the Company’s stock incentive plan. The restricted shares granted to employees in 2023 and 2022 include (i) restricted shares with both performance and service-based vesting conditions (“Performance RSs”) and (ii) restricted shares with only service-based vesting conditions (“Service RSs”). The Service RSs vest evenly each year on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSs, with a target of 50%. During the vesting period, the holder of the Service RSs and Performance RSs retains voting rights but is entitled to any dividends declared by the Company only upon vesting.

For the nine months ended September 30, 2023, the Company granted 65,394 (nine months ended September 30, 2022: 107,763) restricted Ordinary shares to non-employees directors as part of their remuneration for services to the Company. These restricted shares contain similar restrictions to those issued to employees. They will vest on the earlier of (i) the first anniversary of the date of the share issuance and (ii) the Company’s next annual general meeting, subject to the grantee’s continued service with the Company. During the vesting period, non-employee directors holding these restricted shares retain voting rights and are entitled to any dividends declared by the Company only upon vesting.

For the nine months ended September 30, 2023, the total fair value of restricted shares vested was $2.5 million (nine months ended September 30, 2022: $2.0 million).

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the nine months ended September 30, 2023 and 2022:

	Performance Restricted Stock Units		Service Restricted Stock Units
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2021	—	$—	154,134	$8.59
Granted	105,008	6.82	54,207	6.82
Vested	—	—	(35,389)	10.84
Forfeited	—	—	—	—
Balance at September 30, 2022	105,008	6.82	172,952	7.58

Balance at December 31, 2022	105,008	$6.82	172,952	$7.58
Granted	71,121	9.85	42,811	9.85
Vested	—	—	(77,695)	6.74
Forfeited	—	—	(1,788)	7.82
Balance at September 30, 2023	176,129	$8.04	136,280	$8.76

For the nine months ended September 30, 2023, the Company granted 113,932 (nine months ended September 30, 2022: 159,215) RSUs to employees pursuant to the Company’s stock incentive plan. The RSUs include (i) RSUs with both performance and service-based vesting conditions (“Performance RSUs”) and (ii) RSUs with only service-based vesting conditions (“Service RSUs”). The Service RSUs vest evenly each year on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSUs, with a target of 50%. Prior to 2022, the RSUs issued to employees cliff vested three years after the date of issuance, subject to the grantee’s continued service with the Company.

For the nine months ended September 30, 2023, the Company issued 77,695 ordinary shares for the vested RSUs.

Stock Compensation Expense

For the nine months ended September 30, 2023 and 2022, the combined stock compensation expense (net of forfeitures) which was included in the caption “General and administrative expenses” in the Company’s unaudited condensed consolidated statements of operations was $3.5 million and $3.3 million, respectively.

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

For a detailed breakdown of management fees and performance compensation for the three and nine months ended September 30, 2023 and 2022 (see Note 3).

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At September 30, 2023, SILP, along with certain affiliates of DME Advisors, collectively owned 29.1% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in SILP. At September 30, 2023, SILP held 2.7 million shares of GRBK.

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

At September 30, 2023, the Company had the following committed letter of credit facility:

	Maximum Facility Limit	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$275,000	August 20, 2024	120 days before the termination date

In addition, the Company has a $14.0 million uncommitted letter of credit facility with Citibank Europe plc.

At September 30, 2023, an aggregate amount of $268.2 million (December 31, 2022: $203.9 million) in letters of credit was issued under both the committed and uncommitted credit facilities. At September 30, 2023, the Company had pledged total cash and cash equivalents with a fair value in the aggregate of $269.0 million (December 31, 2022: $204.7 million) as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s unaudited condensed consolidated balance sheets. The Company was in compliance with all the covenants of these facilities at September 30, 2023.

The Company has also established regulatory trust arrangements for certain cedents. At September 30, 2023, collateral of $342.0 million (December 31, 2022: $463.7 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s unaudited condensed consolidated balance sheets.

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

12. SEGMENT REPORTING

The Company has one operating segment, Property & Casualty (Re)insurance.

The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended September 30				Nine months ended September 30
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
Property
Commercial	$16,105	8.8%	$2,146	1.4%	$45,236	8.6%	$8,648	2.0%
Motor	122	0.1	206	0.1	706	0.1	768	0.2
Personal	16,713	9.1	17,669	11.4	48,718	9.3	49,425	11.3
Total Property	32,940	18.0	20,021	12.9	94,660	18.0	58,841	13.5

Casualty
General Liability	31,325	17.1	13,798	8.9	79,401	15.1	40,523	9.3
Motor Liability	2,917	1.6	565	0.4	11,223	2.1	4,061	0.9
Professional Liability	3,206	1.8	242	0.2	9,478	1.8	496	0.1
Workers' Compensation	4,484	2.4	7,216	4.6	11,542	2.2	25,504	5.9
Multi-line	67,032	36.6	69,419	44.7	172,916	33.0	177,647	40.8
Total Casualty	108,964	59.5	91,240	58.8	284,560	54.2	248,231	57.0

Other
Accident & Health	1,695	0.9	5,879	3.8	6,184	1.2	10,377	2.4
Financial	17,059	9.3	20,065	12.9	48,406	9.2	56,481	12.9
Marine	3,973	2.2	4,675	3.0	23,967	4.6	18,425	4.2
Other Specialty	18,443	10.1	13,266	8.6	66,695	12.8	43,457	10.0
Total Other	41,170	22.5	43,885	28.3	145,252	27.8	128,740	29.5
	$183,074	100.0%	$155,146	100.0%	$524,472	100.0%	$435,812	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30				Nine months ended September 30
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$77,274	42.2%	$72,105	46.5%	$206,714	39.4%	$224,324	51.5%
Worldwide (1)	88,037	48.1	79,512	51.3	269,430	51.4	196,197	45.0
Europe (2)	1,868	1.0	(1,797)	(1.2)	8,936	1.7	2,962	0.7
Asia	15,895	8.7	5,326	3.4	39,392	7.5	12,329	2.8
	$183,074	100.0%	$155,146	100.0%	$524,472	100.0%	$435,812	100.0%
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,”  or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and its wholly-owned subsidiaries unless the context dictates otherwise. See Item 1, Note 1 of the unaudited condensed consolidated financial statements for list of our wholly-owned subsidiaries. References to our “ordinary shares” refer collectively to our Ordinary, Class A Ordinary, and Class B Ordinary shares.

The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our 2022 Form 10-K.

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2023 and 2022 and financial condition at September 30, 2023 and December 31, 2022.

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

The Company’s reinsurance subsidiaries hold an A.M. Best Financial Strength Rating of A- (Excellent) with a stable outlook, which was re-affirmed by A.M. Best on September 29, 2023.

Outlook and Trends

We operate in a business where we expect volatility in our underwriting result. In 2023, we have witnessed one of the costliest on record for U.S. severe storms, which contributed to our CAT losses during the first half of the year. In the third quarter we incurred additional CAT losses from a Mexican state-owned oil platform fire and two satellite loss events. Accordingly, our CAT incurred losses were $13.1 million and $29.5 million, net of reinsurance, for the three and nine months ended September 30, 2023, respectively.

While the global inflationary pressures have abated from their recent highs, we believe inflation continues to be a significant concern within the (re)insurance industry, as it can add uncertainty to the cost of claims, particularly for classes of business with long payout tails. As a result, it creates pricing challenges for new business and valuation challenges in claims reserves. We continue to manage these concerns and risks in multiple ways:

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

The rising interest rate environment has had a mixed impact on our financial results. Our term loan is partially exposed to fluctuations in the SOFR interest rate. While in 2022 we experienced losses driven by fixed-income securities held by the Lloyd’s syndicates in which we participate, we have seen a reversal of this in 2023 as maturing fixed-income securities are reinvested at higher yields. In addition, the higher interest rates have improved the yield on our restricted cash and cash equivalents. To the extent interest rates continue to increase, we expect to see these trends continue. The SILP portfolio is positioned to also benefit from an inflationary environment.

The combination of the recent significant loss events, continued social inflation, and rising interest rates led to a significant reduction in the amount of reinsurance capital available for deployment, which in turn led to attractive market conditions for 2023. We expect these conditions to continue into the 2024 January renewals. We are also encouraged by the growth of our innovations portfolio and continue to find innovative ways to foster our insurtech partnerships as part of our long term strategy.

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

We calculate basic book value per share as (a) ending shareholders' equity, divided by (b) aggregate of ordinary shares issued and outstanding, including all unvested service-based restricted shares, and the earned portion of performance-based restricted shares granted after December 31, 2021. We exclude shares potentially issuable in connection with convertible notes if the conversion price exceeds the share price. We repaid all outstanding convertible notes on August 1, 2023 without issuing any shares.

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

The following table presents a reconciliation of the non-GAAP financial measures basic and fully diluted book value per share to the most comparable U.S. GAAP measure:

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic and fully diluted book value per share)	$575,865	$561,121	$510,041	$503,120	$466,952
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding as presented in the Company’s consolidated balance sheets	35,337,407	35,272,013	35,262,678	34,824,061	34,824,061
Less: Unearned performance-based restricted shares granted after December 31, 2021	(785,003)	(820,156)	(851,828)	(516,489)	(539,161)
Denominator for basic book value per share	34,552,404	34,451,857	34,410,850	34,307,572	34,284,900
Add: In-the-money stock options, service-based RSUs granted, and earned performance-based RSUs granted	171,150	164,116	157,431	187,750	183,790
Denominator for fully diluted book value per share	34,723,554	34,615,973	34,568,281	34,495,322	34,468,690
Basic book value per share	$16.67	$16.29	$14.82	$14.66	$13.62
Increase (decrease) in basic book value per share ($)	$0.38	$1.47	$0.16	$1.04	$(0.56)
Increase (decrease) in basic book value per share (%)	2.3%	9.9%	1.1%	7.6%	(3.9)%

Fully diluted book value per share	$16.58	$16.21	$14.75	$14.59	$13.55
Increase (decrease) in fully diluted book value per share ($)	$0.37	$1.46	$0.16	$1.04	$(0.55)
Increase (decrease) in fully diluted book value per share (%)	2.3%	9.9%	1.1%	7.7%	(3.9)%

(1) For periods prior to January 1, 2022, all unvested restricted shares are included in the “basic” and “fully diluted” denominators. Restricted shares with performance-based vesting conditions granted after December 31, 2021, are included in the “basic” and “fully diluted” denominators to the extent that the Company has recognized the corresponding share-based compensation expense. At September 30, 2023, the aggregate number of unearned restricted shares with performance conditions not included in the “basic” and “fully diluted” denominators was 947,492 (June 30, 2023: 982,645, March 31, 2023: 1,014,317, December 31, 2022: 709,638, September 30, 2022: 732,310).

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

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	($ in thousands)
Income (loss) before income tax	$13,506	$(19,285)	$69,335	$(10,231)
Add (subtract):
Total investment (income) loss	(5,105)	(11,559)	(52,496)	(36,452)
Other non-underwriting (income) expense	1,293	6,784	(13,399)	13,374
Corporate expenses	3,266	4,104	13,820	12,693
Interest expense	1,457	1,091	2,977	3,411
Net underwriting income (loss)	$14,417	$(18,865)	$20,237	$(17,205)

CONSOLIDATED RESULTS OF OPERATIONS

The table below summarizes our operating results for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$183,074	$155,146	$524,472	$435,812
Gross premiums ceded	(14,789)	(8,801)	(35,740)	(21,973)
Net premiums written	168,285	146,345	488,732	413,839
Change in net unearned premium reserves	(5,175)	(24,397)	(43,030)	(55,747)
Net premiums earned	$163,110	$121,948	$445,702	$358,092
Underwriting related expenses
Net loss and loss adjustment expenses incurred
Current year	$100,143	$92,444	$273,570	$251,231
Prior year *	(3,300)	2,116	10,502	1,558
Net loss and loss adjustment expenses incurred	96,843	94,559	284,072	252,789
Acquisition costs	46,933	36,821	126,702	106,101
Underwriting expenses	4,639	3,285	14,046	10,034
Deposit interest expense	278	6,148	645	6,373
Net underwriting income (loss) [1]	$14,417	$(18,865)	$20,237	$(17,205)

Income (loss) from investment in related party investment fund	$(1,853)	$8,521	$27,791	$24,474
Net investment income (loss)	6,958	3,038	24,705	11,978
Total investment income (loss)	$5,105	$11,559	$52,496	$36,452
Net underwriting and investment income (loss)	$19,522	$(7,306)	$72,733	$19,247

Corporate expenses	$3,266	$4,104	$13,820	$12,693
Other (income) expense, net	1,293	6,784	(13,399)	13,374
Interest expense	1,457	1,091	2,977	3,411
Income tax expense (benefit)	29	(816)	111	(823)
Net income (loss)	$13,477	$(18,469)	$69,224	$(9,408)

Earnings (loss) per share:
Basic	$0.40	$(0.56)	$2.03	$(0.28)
Diluted	$0.39	$(0.56)	$1.99	$(0.28)

Underwriting ratios
Loss ratio - current year	61.4%	75.8%	61.4%	70.2%
Loss ratio - prior year	(2.0)%	1.7%	2.4%	0.4%
Loss ratio	59.4%	77.5%	63.8%	70.6%
Acquisition cost ratio	28.8%	30.2%	28.4%	29.6%
Composite ratio	88.2%	107.7%	92.2%	100.2%
Underwriting expense ratio	3.0%	7.7%	3.3%	4.6%
Combined ratio	91.2%	115.4%	95.5%	104.8%

* The net financial impacts associated with changes in the estimate of losses incurred in prior years, which incorporate earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and deposit interest expense, were an income of $1.8 million and a loss of $2.9 million for the three months ended September 30, 2023 and 2022, respectively, and a loss of $12.2 million and $9.0 million for the nine months ended September 30, 2023 and 2022, respectively.

1 Net underwriting income (loss) is a non-GAAP financial measure. See “ Key Financial Measures and Non-GAAP Measures” above for discussion and reconciliation of non-GAAP financial measures.

Overview

Three months ended September 30, 2023 and 2022

For the three months ended September 30, 2023, the fully diluted book value per share increased by $0.37 per share, or 2.3%, to $16.58 per share from $16.21 per share at June 30, 2023. For the three months ended September 30, 2023, basic book value per share increased by $0.38 per share, or 2.3%, to $16.67 per share from $16.29 per share at June 30, 2023.

For the three months ended September 30, 2023, our net income was $13.5 million, compared to net loss of $18.5 million reported for the equivalent 2022 period.

The developments that most significantly affected our financial performance during the three months ended September 30, 2023, compared to the equivalent 2022 period, are summarized below:

•Underwriting: Our underwriting income for the three months ended September 30, 2023 was $14.4 million, which included CAT losses of $13.1 million during the third quarter of 2023, driven by the Mexican state-owned oil platform fire and two satellite loss events. We reported favorable loss development of $3.3 million driven primarily by property, marine and energy business, partially offset by adverse development relating to motor, workers’ compensation, and professional liability business. By comparison, the equivalent period in 2022 reported an underwriting loss of $18.9 million, which included $25.9 million of CAT losses, primarily related to $19.5 million from Hurricane Ian and $3.2 million from Typhoons Nanmadol and Hinnamnor. Additionally, the underwriting loss in the comparable period in 2022 included $6.1 million of interest expense relating to deposit-accounted contracts that did not meet the risk transfer condition for reinsurance accounting under U.S. GAAP.

Our combined ratio was 91.2% for the three months ended September 30, 2023 compared to 115.4% during the equivalent 2022 period. The significant improvement in our combined ratio was driven mainly by 18.1 points improvement in loss ratio mainly due to lower CAT events, coupled with 4.7 points decrease in underwriting expense ratio driven by lower interest expense relating to deposit-accounted contracts.

•Investments: Our total investment income for the three months ended September 30, 2023 was $5.1 million, compared to total investment income of $11.6 million reported for the same period in 2022. Our investment in SILP reported a loss of $1.9 million during the three months ended September 30, 2023, compared to a gain of $8.5 million during the equivalent period in 2022. Other investment income from our Innovation investments and interest earned from our restricted cash and cash equivalents and Funds at Lloyd’s (“FAL”) cash positions totaled $7.0 million and $3.0 million during the three months ended September 30, 2023 and 2022, respectively. The increase in other investment income was driven primarily by increase in short-term yields as a result of the U.S. central bank hiking its benchmark borrowing rate from 5.00% to 5.25% during the quarter.
•Other (income) expense: For the three months ended September 30, 2023, we incurred other expense of $1.3 million, compared to $6.8 million for the same quarter in 2022. The favorable change was driven primarily by:
◦$3.0 million of lower foreign exchange losses, due mainly to a lesser weakening of the U.S. dollar against the pound sterling; and
◦our share of Lloyd’s syndicates’ investment income on FAL business, which is generally conducted on a funds withheld basis. The Lloyd’s syndicates invest a portion of these funds in fixed-maturity securities and investment funds. We record our share of the investment income and mark-to-market adjustments of these fixed maturity securities when the syndicates report them to us, generally one quarter in arrears.

Nine months ended September 30, 2023, and 2022

For the nine months ended September 30, 2023, fully diluted book value per share increased by $1.99, or 13.6%, to $16.58 per share from $14.59 per share at December 31, 2022. For the nine months ended September 30, 2023, basic book value per share increased by $2.01, or 13.7%, to $16.67 per share from $14.66 per share at December 31, 2022.

For the nine months ended September 30, 2023, our net income was $69.2 million, compared to net loss of $9.4 million reported for the equivalent 2022 period.

The developments that most significantly affected our financial performance during the nine months ended September 30, 2023, compared to the equivalent 2022 period, are summarized below:

•Underwriting: Our underwriting income for the nine months ended September 30, 2023, was $20.2 million, which was negatively impacted by $29.5 million of total CAT losses in 2023 including the Turkey earthquake, Cyclone Gabrielle in New Zealand, the U.S. severe storms, the Mexican state-owned oil platform fire, and the two satellite losses. Additionally, we incurred $10.5 million of adverse loss development on prior years’ contracts. By comparison, our underwriting loss for the equivalent period in 2022 was $17.2 million, which was negatively impacted by $42.3 million of CAT losses including $13.6 million related to the Russian-Ukrainian conflict and $25.4 million related to Hurricane Ian, Typhoon Nanmadol and Hinnamnor, and Tennessee wildfires. Additionally, we incurred $1.6 million of adverse loss development on prior year’s contracts during the nine months ended September 30, 2022.

Our combined ratio was 95.5% for the nine months ended September 30, 2023, compared to 104.8% for the same period in 2022. This favorable change was primarily due to our loss ratio improving by 6.8 points due to lower CAT losses, net of 2.0 points increase from prior year adverse loss development compared to 2022. Additionally, our underwriting expense ratio improved by 1.3 points for the same reason noted above for the quarter.

•Investments: Our total investment income for the nine months ended September 30, 2023, was $52.5 million, compared to $36.5 million earned during the equivalent 2022 period. For the nine months ended September 30, 2023, our investment in SILP reported a gain of $27.8 million, compared to a gain of $24.5 million during the equivalent period in 2022. Other investment income totaled $24.7 million and $12.0 million during the nine months ended September 30, 2023, and 2022, respectively. The increase in other investment income was driven primarily by increase in short-term yields as previously noted.
•Other income (expense): For the nine months ended September 30, 2023, other income was $13.4 million compared to other expense of $13.4 million. The favorable change was driven primarily by the same reasons explained above for the quarter, including $18.0 million favorable foreign exchange movement.

Underwriting Results by Segment

There was no change to our operating segment since December 31, 2022.
The following provides a further discussion of our underwriting results for our Property & Casualty (Re)insurance operating segment for the three and nine months ended September 30, 2023 and 2022.

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
Property	$32,940	18.0%	$20,021	12.9%	$94,660	18.0%	$58,841	13.5%
Casualty	108,964	59.5	91,240	58.8	284,560	54.3	248,231	57.0
Other	41,170	22.5	43,885	28.3	145,252	27.7	128,740	29.5
Total	$183,074	100.0%	$155,146	100.0%	$524,472	100.0%	$435,812	100.0%

As a result of our underwriting philosophy, the total premiums we write and the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities we identify.

For the three months ended September 30, 2023, our gross premiums written increased by $27.9 million, or 18.0%, compared to the equivalent 2022 period. The following table provides a further analysis of this overall increase:

Gross Premiums Written
Three months ended September 30, 2023
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$12.9	64.5%
The increase was driven from growth in our Commercial class, mainly due to new quota share treaties bound in mid-2022 and new insurance contracts via Syndicate 3456 in 2023. This resulted in a change in business mix for Property, with Commercial and Personal accounting for 49% and 51%, respectively, of total Property compared to 11% and 88%, respectively, for the same quarter in 2022.

Casualty	$17.7	19.4%
The increase was driven mainly from growth in General Liability from new contracts and premiums written from quota share treaties bound in 2022. This growth was partially offset by a reduction in the Workers’ Compensation class, where we have significantly reduced appetite for quota share treaties beginning in 2022, coupled with a marginal premium decrease in the Multi-line class.

As a result, the business mix within our Casualty line of business has changed significantly with General Liability and Multi-line classes accounting for 29% and 62% of total Casualty, respectively, compared to 15% and 76% in same period in 2022.

Other	$(2.7)	(6.2)%	The decrease was driven mainly by our decision to non-renew certain Accident & Health programs, coupled with lower premium written for our Financial class. The reduction in Financial premium was predominantly due to lower merger and acquisition activity in 2023 impacting premium from transactional liability programs and lower mortgage origination volumes in 2023 due to surging mortgage rates. This was partially offset by premium growth in the Other Specialty class, driven by favorable pricing and new contracts.

For the nine months ended September 30, 2023, our gross premiums written increased by $88.7 million, or 20.3%, compared to the equivalent 2022 period. The changes in gross premiums written for the nine months ended September 30, 2023, were attributable to the following:

Gross Premiums Written
Nine months ended September 30, 2023
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$35.8	60.9%	Same explanation as for the three months ended September 30, 2023.
Casualty	$36.3	14.6%	Same explanation as for the three months ended September 30, 2023.
Other	$16.5	12.8%
The increase was driven mainly by new contracts within our Marine class and Other Specialty class, primarily in aviation and cyber risk. This was partially offset by a reduction in Accident & Health and Financial classes for the same reasons as noted above. The decrease was also due partially to $4.4 million premium estimate reduction recorded earlier in 2023 relating to a transactional liability program bound in 2022 within our Financial class.

As a result, the change in business mix was follows: Other Specialty, Financial, and Marine represented 46%, 33%, and 17%, respectively, compared to 34%, 44%, and 14%, respectively, for the same period in 2022.

Premiums Ceded

For the three months ended September 30, 2023, premiums ceded were $14.8 million, or 8.1% of gross premiums written, compared to $8.8 million, or 5.7% of gross premiums written, for the same quarter in 2022. The increase was primarily due to an increase in quota share retrocessions for Property and Casualty, driven by growth from inward premiums.

For the nine months ended September 30, 2023, premiums ceded were $35.7 million, or 6.8% of gross premiums written, compared to $22.0 million, or 5.0% of gross premiums written for the period in 2022. The increase was driven mostly for the same reason noted above, in addition to an aviation quota share retrocession coverage purchased during the second quarter of 2023 as well as an additional $10.0 million excess of loss coverage purchased during the first quarter of 2023 to manage our exposure to marine and energy.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
Property	$24,771	14.7%	$15,486	10.6%	$77,397	15.8%	$48,517	11.7%
Casualty	103,542	61.5	88,002	60.1	275,578	56.4	242,369	58.6
Other	39,972	23.8	42,857	29.3	135,757	27.8	122,953	29.7
Total	$168,285	100.0%	$146,345	100.0%	$488,732	100.0%	$413,839	100.0%

For the three and nine months ended September 30, 2023 net premiums written increased by $21.9 million, or 15.0%, and by $74.9 million or 18.1%, respectively, compared to the three and nine months ended September 30, 2022. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
Property	$24,362	14.9%	$10,951	9.0%	$63,854	14.3%	$37,577	10.5%
Casualty	93,514	57.3	76,511	62.7	259,075	58.1	225,322	62.9
Other	45,234	27.8	34,486	28.3	122,773	27.6	95,193	26.6
Total	$163,110	100.0%	$121,948	100.0%	$445,702	100.0%	$358,092	100.0%

Net premiums earned for the three and nine months ended September 30, 2023, increased by $41.2 million or 33.8%, and $87.6 million or 24.5%, respectively, compared to the three and nine months ended September 30, 2022. The change in net premiums earned is primarily a function of the amount and timing of net premiums written during the current and prior periods, coupled by the mix of business written in the form of excess of loss versus proportional contracts.

Loss and Loss Adjustment Expenses Incurred, Net

For the nine months ended September 30, 2023 and 2022, the components of the loss ratio were as follows:

	Three months ended September 30			Nine months ended September 30
	2023	2022	Increase / (decrease) in loss ratio points	2023	2022	Increase / (decrease) in loss ratio points
Current accident year loss ratio	61.4%	75.8%	(14.4)	61.4%	70.2%	(8.8)
Prior year reserve development ratio	(2.0)%	1.7%	(3.7)	2.4%	0.4%	2.0
Loss ratio	59.4%	77.5%	(18.1)	63.8%	70.6%	(6.8)

Current accident year loss ratio improved by 14.4 points for the three months ended September 30, 2023, compared to the same quarter in 2022 mainly due to lower CAT losses in 2023.
Current accident year loss ratio improved by 8.8 points for the nine months ended September 30, 2023, compared to the same period in 2022 primarily due to 5.2 points in lower CAT losses, coupled with favorable pricing and change in business mix in 2023.
For the three and nine months ended September 30, 2023, we had prior year favorable loss development of 2.0% and adverse loss development of 2.4%, respectively, compared to prior year adverse loss development of 1.7% and 0.4%, respectively, for the same periods in 2022. Refer to Note 5 to the unaudited condensed consolidated financial statements for further details on prior year developments.

Details of net losses incurred by line of business are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
Property	$13,182	13.6%	$13,157	13.9%	$52,114	18.4%	$28,641	11.3%
Casualty	63,044	65.1	60,901	64.4	173,690	61.1	159,918	63.3
Other	20,617	21.3	20,501	21.7	58,268	20.5	64,230	25.4
Total	$96,843	100.0%	$94,559	100.0%	$284,072	100.0%	$252,789	100.0%

The below table summarizes the loss ratios by line of business:

	Three months ended September 30			Nine months ended September 30
	2023	2022	Increase / (decrease) in loss ratio points	2023	2022	Increase / (decrease) in loss ratio points
Property	54.1%	120.1%	(66.0)	81.6%	76.2%	5.4
Casualty	67.4	79.6	(12.2)	67.0	71.0	(4.0)
Other	45.6	59.4	(13.8)	47.5	67.5	(20.0)
Total	59.4%	77.5%	(18.1)	63.8%	70.6%	(6.8)
The changes in net losses incurred for the three months ended September 30, 2023, as compared to the equivalent 2022 period, were attributable to the following:

Net Losses Incurred
Three months ended September 30, 2023
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points
Property	$0.0	(66.0)
Despite the 122.5% increase in net premiums earned, there was virtually no change in our net losses incurred for Property primarily due to an increase in net premium earned from excess of loss contracts at lower loss ratios compared to proportional treaties, coupled with favorable loss development on prior year contracts.

The improvement in loss ratio is primarily due to lower CAT losses. In 2022, we incurred significant CAT losses from Hurricane Ian and Typhoons Nanmadol and Hinnamnor. Excluding the impact of prior year favorable loss development, our attritional loss ratio for Property was lower in the third quarter of 2023 compared to same period in 2022 due to improved pricing.

Casualty	$2.1	(12.2)
The increase in losses incurred was primarily driven by the 22.2% increase in net premiums earned and business mix.

The improvement in loss ratio points was predominantly from our Multi-line class which improved by 21.5% due to CAT losses from Hurricane Ian in 2022. This was partially offset by an increase in prior year attritional loss development relating to legacy motor, workers’ compensation and professional liability programs.

Other	$0.1	(13.8)
The losses incurred included CAT losses from Mexican state-owned oil platform fire and two satellite losses as well as losses from higher volume of premiums earned during the third quarter of 2023 compared to 2022. This increase was offset by favorable changes in prior year development and the change in business mix in Other.

The changes in net losses incurred and loss ratios during the nine months ended September 30, 2023, were attributable to the following:

Net Losses Incurred
Nine months ended September 30, 2023
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$23.5	5.4
The increase in losses incurred is primarily due to 69.9% increase in net premiums earned, and to a lesser degree due to current year CAT losses and prior years’ loss development.

The increase in loss ratio points was primarily due to the comparative period loss ratio included 18.8 percentage points of favorable loss development, compared to 1.8 percentage points in 2023.

In 2023, the unprecedented U.S. severe storms losses and other CAT events contributed 28.8 loss ratio points to the Property loss ratio. During the comparable period in 2022, CAT losses from Hurricane Ian, Typhoons Nanmadol and Hinnamnor, and Tennessee wildfires contributed 31.8 percentage points to the Property loss ratio.

Adjusting for the impact of prior years’ loss development and CAT losses, the current period attritional Property loss ratio improved by 8.6 percentage points in 2023, compared to the same period in 2022, mainly due to improved pricing in 2023 and a higher volume of excess-of-loss treaties compared to proportional treaties.

Casualty	$13.8	(4.0)
The increase in losses incurred was primarily driven by the 15.0% increase in net premiums earned, coupled with an increase of $16.5 million in prior year loss development predominantly driven by attritional losses on the same classes as previously noted for the quarter.

The above increase was offset by the lower current year attritional loss ratio for Casualty mainly due to the change in business mix. As previously noted, we significantly grew General Liability and Multi-line classes at much lower loss ratios than the Workers’ Compensation class.

Other	$(6.0)	(20.0)
Despite the 29.0% increase in net premiums earned driven from growth in our Marine and Other Specialty classes, the additional losses incurred on this new business was offset by prior year favorable loss development and lower CAT losses. In 2022, the losses relating to the Russian-Ukrainian conflict contributed 14.3 points to the loss ratio.

Acquisition Costs, Net

For the three and nine months ended September 30, 2023, our total acquisition cost increased by 27.5% to $46.9 million, and by 19.4% to $126.7 million, respectively, compared to the same periods in 2022, mainly due to growth in net premiums earned offset partially by lower commissions from excess of loss contracts compared to proportional treaties. The acquisition cost ratios by line of business were as follows:

	Three months ended September 30			Nine months ended September 30
	2023	2022	Increase / (decrease) in acquisition cost ratio points	2023	2022	Increase / (decrease) in acquisition cost ratio points
Property	17.7%	19.0%	(1.3)%	18.5%	22.6%	(4.1)%
Casualty	31.9	31.6	0.3	31.0	28.6	2.4
Other	28.2	30.6	(2.4)	28.2	34.8	(6.6)
Total	28.8%	30.2%	(1.4)%	28.4%	29.6%	(1.2)%

The changes in the acquisition cost ratios for the three months ended September 30, 2023, compared to the equivalent period in 2022, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended September 30, 2023
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(1.3)%	The decrease was due primarily to the higher proportion of excess of loss contracts which have a lower ceding commission rate than proportional treaties. Based on net premiums earned for Property, excess of loss contracts accounted for 14% compared to 12% for the same quarter in 2022.

Casualty	0.3
The marginal increase was due mainly to changes in our business mix, particularly with an increase in earned premiums from General Liability and Multi-Line (including FAL) classes, which both have a higher ceding commission than the Workers’ Compensation business.

Other	(2.4)	The decrease was driven primarily by change in business mix, coupled with a higher proportion of excess of loss contracts than proportional treaties. Based on net premiums earned for Other, excess of loss contracts accounted for 31% compared to 25% for the same quarter in 2022.

The changes in the acquisition cost ratios during the nine months ended September 30, 2023, compared to the equivalent period in 2022, were attributable to the following:

Change in Acquisition Cost Ratios
Nine months ended September 30, 2023
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(4.1)%	Same trends as noted for the three months ended September 30, 2023. Based on net premium earned for Property, excess of loss contracts accounted for 14% compared to 8% for the same period in 2022.
Casualty	2.4	Same trends as noted for the three months ended September 30, 2023.
Other	(6.6)	Same trends as noted for the three months ended September 30, 2023. Based on net premium earned for Other, excess of loss contracts accounted for 31% compared to 25% for the same period in 2022.

Ratio Analysis

The following table provides our underwriting ratios by line of business for the respective periods:

	Three months ended September 30				Three months ended September 30
	2023				2022
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	54.1%	67.4%	45.6%	59.4%	120.1%	79.6%	59.4%	77.5%
Acquisition cost ratio	17.7	31.9	28.2	28.8	19.0	31.6	30.6	30.2
Composite ratio	71.8%	99.3%	73.8%	88.2%	139.1%	111.2%	90.0%	107.7%
Underwriting expense ratio				3.0				7.7
Combined ratio				91.2%				115.4%

	Nine months ended September 30				Nine months ended September 30
	2023				2022
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	81.6%	67.0%	47.5%	63.8%	76.2%	71.0%	67.5%	70.6%
Acquisition cost ratio	18.5	31.0	28.2	28.4	22.6	28.6	34.8	29.6
Composite ratio	100.1%	98.0%	75.7%	92.2%	98.8%	99.6%	102.3%	100.2%
Underwriting expense ratio				3.3				4.6
Combined ratio				95.5%				104.8%

The lower underwriting expense ratio for the three and nine months ended September 30, 2023, compared to the same period in 2022, was driven mainly by 5.0 and 1.7 points, respectively, relating to interest expense on deposit-accounted contracts based on revised expectations of ultimate cash flows in the comparable prior period in 2022.

Excluding the impact of the interest expense on deposit-accounted contracts, our underwriting expenses increased for the three and nine months ended September 30, 2023, over the comparable periods in 2022 primarily due to additional personnel costs (including an increase in accrued incentive compensation costs), professional fees, and outsourced services. Further, for the nine months ended September 30, 2023, we incurred $0.7 million of credit losses relating to certain reinsurance balances receivable and loss recoverable compared to nil in the same period in 2022.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table for the respective periods:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)
Underwriting expenses	$4,639	$3,285	$14,046	$10,034
Corporate expenses	3,266	4,104	13,820	12,693
General and administrative expenses	$7,905	$7,389	$27,866	$22,727
For the three months ended September 30, 2023, general and administrative (“G&A”) expenses increased by $0.5 million, or 7.0%, compared to the equivalent 2022 period primarily due to underwriting expenses as previously noted above. Corporate expenses decreased by $0.8 million or 20.4% compared to same period in 2022 mainly due to lower D&O insurance and legal fees. G&A expenses included $1.3 million and $1.2 million, of costs related to share-based compensation granted to employees and directors for the three months ended September 30, 2023 and 2022, respectively. The reversal of share-based compensation relating to forfeited stock awards was insignificant for both periods.

For the nine months ended September 30, 2023, G&A expenses increased by $5.1 million, or 22.6%, compared to the equivalent 2022 period, predominantly due to the 40.0% increase in underwriting expenses as previously noted. Corporate expenses increased by 8.9% driven mainly by the increase in personnel costs, including severance costs for our former CFO and an increase in accrued incentive compensation costs in light of the Company’s performance in 2023. The incentive compensation cost for the comparative period in 2022 was nil due to the losses suffered in the period. The increase in corporate expenses was partially offset by lower D&O insurance and legal fees. G&A expenses included $3.5 million (net of $0.3 million forfeiture credit) and $3.3 million (net of insignificant forfeiture credit), for the nine months ended September 30, 2023 and 2022, respectively, of costs related to share-based compensation granted to employees and directors.

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

A summary of our total investment income (loss) is as follows for the respective periods::

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	($ in thousands)
Interest and dividend income, net of withholding taxes and other expenses	9,513	2,741	27,004	2,908
Change in unrealized gains and losses relating to Innovations-related investees	(2,530)	54	(1,474)	9,237
Investment-related foreign exchange gains (losses)	(25)	243	(25)	(167)
Realized gains (losses) relating to Innovations-related investees	—	—	(800)	—

Net investment-related income (loss)	$6,958	$3,038	$24,705	$11,978
Income (loss) from investments in related party investment fund	(1,853)	8,521	27,791	24,474
Total investment income (loss)	$5,105	$11,559	$52,496	$36,452

Net investment-related income (loss)

For the three months ended September 30, 2023, our net investment-related income increased by $3.9 million or 129.0% compared to same period in 2022 mainly due to the increase in interest income, primarily from our restricted cash and cash equivalents which benefited from rising U.S. interest rates. The U.S. central bank hiked its benchmark borrowing rate 11 times for a total of 5.25 percentage points since March 2022. Partially offsetting this increase, we recognized $2.5 million unrealized losses on our Innovations-related investment as a result of recently completed financing rounds by some of our Innovations investees compared to a small unrealized gain in the same period in 2022.

For the nine months ended September 30, 2023, our net investment-related income increased by $12.7 million or 106.3% compared to the same period in 2023 for the same explanation as noted above. In 2022, our Innovations-related investment benefited from significant unrealized gains driven by favorable pricing conditions from completed financing rounds by some of our Innovations investees.

Income from investment in SILP

The caption “Income (loss) from investments in related party investment fund” in the above table is net of management fees paid by SILP to DME Advisors and performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For further information about management fees and performance compensation for the three and nine months ended September 30, 2023 and 2022, refer to Note 3 of the unaudited condensed consolidated financial statements.

For the three months ended September 30, 2023, the Investment Portfolio managed by DME Advisors reported a loss of 0.6%, compared to a gain of 3.6% for the three months ended September 30, 2022. SILP’s long portfolio lost 4.1%, the short portfolio gained 1.7%, and macro positions gained 2.8%, during the three months ended September 30, 2023. For the three months ended September 30, 2023, the significant contributors to SILP’s investment return were long positions in CONSOL Energy Inc. (CEIX), Capri Holdings as well as from a S&P 500 U.S. interest rate derivative position. The largest detractors were long positions in Green Brick Partners (GRBK) and Tenet Healthcare Corp. as well as one single-name short position.

For the nine months ended September 30, 2023, the Investment Portfolio managed by DME Advisors reported a gain of 9.1%, compared to a gain of 10.5% for the nine months ended September 30, 2022. The long portfolio and macro positions gained 22.8% and 2.6%, respectively, while the short portfolio lost 12.8% during the nine months ended September 30, 2023. The most significant contributors to SILP’s investment return for the nine months ended September 30, 2023 were long positions in GRBK, CEIX, and U.S. interest rate derivative positions. For the same period, the most significant detractors were the hedge position for our GRBK exposure and two single-name short positions.

For the three and nine months ended September 30, 2023 and 2022, the gross investment return (loss) on our investments managed by DME Advisors (excluding the investment advisor performance allocation) was composed of the following:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Long portfolio gains (losses)	(4.1)%	6.0%	22.8%	(10.5)%
Short portfolio gains (losses)	1.7	(0.1)	(12.8)	21.1
Macro gains (losses)	2.8	(1.4)	2.6	2.6
Other income and expenses [1]	(1.0)	(0.5)	(2.5)	(1.5)
Gross investment return	(0.6)%	4.0%	10.1%	11.7%
Net investment return [1]	(0.6)%	3.6%	9.1%	10.5%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts.

The investment performance for the three and nine months ended September 30, 2022 reflects the Investment Portfolio calculated based on 50% of GLRE Surplus, or the Company's shareholders' equity, as reported in the Company’s then most recent quarterly U.S. GAAP financial statements adjusted monthly for our share of the net profits and net losses reported by SILP during any intervening period (the “adjusted GLRE Surplus”). Effective January 1, 2023, the Investment Portfolio is calculated based on 60% of adjusted GLRE Surplus.

Each month, we post on our website (www.greenlightre.com) the returns from our investment in SILP.

FINANCIAL CONDITION

Total investments

The total investments at September 30, 2023 was $296.6 million, compared to $248.5 million at December 31, 2022, an increase of $48.2 million, or 19.4%. The increase was primarily driven by strong performance from our SILP portfolio, coupled with net contributions in SILP and new Innovation investments. This was partially offset by the redemption of a matured term deposit.

At September 30, 2023, 93.3% of SILP’s portfolio was valued based on quoted prices in actively traded markets (Level 1), 5.0% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and a nominal amount was composed of instruments valued based on non-observable inputs (Level 3). At September 30, 2023, 1.7% of SILP’s portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

At September 30, 2023, 82.8% of our Innovations-related portfolio was carried at fair value on a nonrecurring basis, measured as of the investees’ most recently completed financing round, and 17.2% was carried at the original cost.

Other than our investment in SILP (see Note 3 of the accompanying unaudited condensed consolidated financial statements), we have not participated in transactions that created relationships with unconsolidated entities or financial partnerships, including VIEs, established to facilitate off-balance sheet arrangements.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents primarily for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $45.7 million, or 6.8%, from $668.3 million at December 31, 2022, to $622.6 million at September 30, 2023, primarily due to release of collateral from our ceding insurers relating to legacy contracts in run-off. This was partially offset by the $10.0 million collateral pledged as security for the new Facility (see “Debt” below).

Reinsurance balances receivable

During the nine months ended September 30, 2023, reinsurance balances receivable increased by $134.8 million, or 26.7%, to $640.4 million from $505.6 million at December 31, 2022. This increase was related partially to funds withheld by cedents. At September 30, 2023, funds held by cedents were $422.4 million, compared to $337.4 million at December 31, 2022. Funds withheld predominantly relate to premiums withheld by Lloyd’s syndicates and funds contributed by the Company to Lloyd's as security for members’ underwriting activities. The remaining increase related to premiums receivable on new contracts bound, net of collections, during the nine months ended September 30, 2023.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were composed of the following:

	September 30, 2023			December 31, 2022
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$25,528	$50,866	$76,394	$20,354	$41,361	$61,715
Casualty	141,446	281,814	423,260	146,702	227,979	374,681
Other	23,147	135,433	158,580	17,700	101,372	119,072
Total	$190,121	$468,113	$658,234	$184,756	$370,712	$555,468

During the nine months ended September 30, 2023, the total gross loss and loss adjustment expense reserves increased by $102.8 million, or 18.5%, to $658.2 million from $555.5 million at December 31, 2022. See Note 5 of the accompanying unaudited condensed consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and a description of prior period loss developments.

During the nine months ended September 30, 2023, the total loss and loss adjustment expenses recoverable increased by $15.0 million, or 112.9%, to $28.2 million from $13.2 million at December 31, 2022. See Note 6 of the accompanying unaudited condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

At October 1, 2023, our estimated largest probable maximum loss (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $80.3 million and $87.7 million, respectively, both relating to the peril of North Atlantic Hurricane, compared to $77.5 million and $83.5 million, respectively, at January 1, 2023.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions, for both a single event loss and aggregate loss measures at the 1-in-250 year return period.

	October 1, 2023
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

Debt
During the nine months ended September 30, 2023, our total debt decreased by $5.7 million, or 7.0%, to $74.9 million from $80.5 million at December 31, 2022. During 2023, we repurchased $17.2 million of Convertible Notes for a marginal realized gain. Further, we repaid the remaining $63.4 million Convertible Notes, including accrued interest, which matured on August 1, 2023. To repay this debt, we entered into a $75.0 million Facility with a group of banks, for which CIBC Bank USA is acting as administrative agent. In connection with this Facility, we contractually agreed to hedge 50% of the floating rate Terms Loans for the duration of the Facility. Refer to Notes 4 and 7 of the accompanying unaudited condensed consolidated financial statements for further information on the interest rate swaps used for hedging purposes and the material terms and conditions of the Facility, respectively.

Total shareholders’ equity

Total shareholders’ equity increased by $72.7 million to $575.9 million at September 30, 2023, compared to $503.1 million at December 31, 2022. The increase in shareholders’ equity during the nine months ended September 30, 2023, was primarily due to the net income of $69.2 million reported for the period. For details of other movements in shareholders’ equity, see the accompanying unaudited condensed consolidated statements of shareholders’ equity.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate positive cash flows from operations (underwriting activities and investment income) to be sufficient to cover cash outflows under most loss scenarios in the near term. Based on expected cash flows from operations, financing arrangements and redemptions from related party investment fund as needed, we believe we have sufficient liquidity to cover our working capital requirements and other contractual obligations and commitments through the foreseeable future. Refer to the “Liquidity and Capital Resources” section included in Item 7 of our 2022 Form 10-K for a general discussion of liquidity and capital resources. The following provides an update on material changes to our liquidity and capital resources during the nine months ended September 30, 2023.

Sources and Uses of Funds

The following table summarizes our sources and uses of funds for the respective periods:

	Nine months ended September 30
	2023	2022	Change
	($ in thousands)
Total cash provided by (used in):
Operating activities	$(14,630)	$(27,424)	$12,794
Investing activities	(22,548)	4,239	(26,787)
Financing activities	(5,292)	(6,419)	1,127
Effect of currency exchange on cash(1)	(152)	(322)	170
Net cash inflows (outflows)	(42,622)	(29,926)	(12,696)
Cash, beginning of period	706,548	711,101	(4,553)
Cash, end of period	$663,926	$681,175	$(17,249)
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 2 of the unaudited condensed consolidated financial statements.

Cash used in operating activities

The lower use of cash in our operating activities for the nine months ended September 30, 2023 over the same period in 2022 was driven mainly by stronger operating performance, coupled with the ebb and flow from our underwriting activities, which may vary significantly from period to period depending on the mix of business, the nature of underwriting opportunities available and volume of claims submitted to us by our cedents.

Cash used by investing activities

During the nine months ended September 30, 2023, we made net contributions of $23.0 million into SILP compared to net redemptions from SILP of $12.9 million during the same period in 2022, which contributed mostly to the $26.8 million increase in cash used by investing activities. Partially offsetting this increase, we invested $3.1 million less in Innovations investments for the same period in 2022, coupled with $6.0 million proceeds from a matured term deposit.

Cash used in financing activities

The decrease in cash used in our financing activities for the nine months ended September 30, 2023 over the same period in 2022 was due to drawing fully on the new $75.0 million Facility, offset by the repayment of the remaining Convertible Notes on August 1, 2023, in addition to the partial repurchase of these Convertible Notes at a discount earlier in 2023.

Cash at September 30, 2023

As a result of the above activities, coupled with the foreign exchange rate adjustment on foreign cash, our consolidated cash position declined to $663.9 million at September 30, 2023, from $706.5 million at December 31, 2022.

Letters of Credit and Trust Arrangements

See Note 11 of the accompanying unaudited condensed consolidated financial statements for details on the committed and uncommitted letter of credit facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. At September 30, 2023, the aggregate amount of collateral provided to cedents under such arrangements was $610.2 million (December 31, 2022: $667.6 million). At September 30, 2023, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $610.9 million (December 31, 2022: $668.3 million).

Contractual Obligations and Commitments

Since December 31, 2022, the material changes to our contractual obligations and commitments at September 30, 2023 were as follows:

Payment due:	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Loss and loss adjustment expense reserves (1)	$326,484	$195,495	$74,380	$61,874	$658,234

(1) Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

Additionally, we have related party commitments as disclosed in Note 11 of the unaudited condensed consolidated financial statements. At September 30, 2023, we estimate the reduced performance allocation of 10% to continue to be applied until SILP achieves additional investment returns of 117%, at which point the performance allocation will revert to 20%. For detailed breakdowns of management fees and performance compensation for the three and nine months ended September 30, 2023 and 2022, refer to Note 3 of the unaudited condensed consolidated financial statements.

Capital

Our capital structure currently consists of debt and equity issued in Ordinary shares - see Financial Condition for further details.

On July 25, 2023, at the Company’s Annual General Meeting, the shareholders approved the re-designation of Class B Ordinary shares as Class A Ordinary shares, and the reclassification of Class A Ordinary shares as “Ordinary shares,” resulting in the elimination of the dual-class share structure. At September 30, 2023, there were 35,337,407 outstanding Ordinary shares.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited condensed consolidated financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part II. Item 1A. Risk Factors” included in our 2022 Form 10-K, cause actual events or results to differ materially from our underlying assumptions or estimates. In that case, there could be a material adverse effect on our results of operations, financial condition, or liquidity. The most significant estimates relate to: premium revenues and risk transfer, loss and loss adjustment expense reserves, investment impairments, allowances for credit losses, and share-based compensation.

We believe that the critical accounting estimates discussion in “Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results on Operations” of our 2022 Form 10-K continues to describe the significant estimates and judgments included in the preparation of these unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

At September 30, 2023, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition, or liquidity.

EFFECTS OF INFLATION

There is no material change to our prior disclosure provided in our 2022 Form 10-K.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;
•	commodity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2022 Form 10-K, for a discussion of our exposure to these risks. The following is an update of the material changes in our exposure to market risk at September 30, 2023 since December 31, 2022:

Equity Price Risk
At September 30, 2023, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $10.5 million loss to our Investment Portfolio and $3.5 million loss to our proportionate share of the equity exposure held by the Lloyd’s syndicates.

Commodity Price Risk
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio at September 30, 2023. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$3.3	$(3.3)
Silver	0.3	(0.3)
Uranium	0.6	(0.6)
Crude oil	0.3	(0.3)
Total	$4.5	$(4.5)

Foreign Currency Risk
The following table summarizes the net impact of a hypothetical 10% currency rate movement relating to our main foreign denominated reinsurance net liabilities (including balances held at Lloyd's) at September 30, 2023:

Currency	Net Exposure	10% increase in currency rate	10% decrease in currency rate
	($ in thousands)
GBP	£10,263	$1,252	$(1,252)
Euro	€(12,547)	(1,326)	1,326
Total foreign exchange loss (gain)		$(74)	$74

Additionally, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio at September 30, 2023.

Interest Rate Risk
There was no material change in our exposure to interest rate risk at September 30, 2023 since December 31, 2022, except for:

•Our Term Loans are subject to interest rate variability based on SOFR plus 3.5% per annum, of which 50% is hedged by interest rate swaps. At September 30, 2023, a 100 basis points change (increase or decrease) in interest rates would result in a $0.4 million change to our interest expense for the unhedged portion of the Term Loans.

•Our investment in SILP includes interest-rate sensitive securities, such as corporate and sovereign debt instruments and interest rate derivatives. At September 30, 2023, a 100 basis points increase or decrease in interest rates would result in a $12.0 million gain or a $11.9 million loss, respectively, to our Investment Portfolio.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in “Part I. Item 1A. Risk Factors” included in our 2022 Form 10-K, as filed with the SEC on March 8, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of September 30, 2023, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our 2022 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase ordinary shares. From time to time, the repurchase plan has been re-approved or modified at the election of our Board of Directors. On May 2, 2023, the Board of Directors re-approved the share repurchase plan effective from July 1, 2023, until June 30, 2024, authorizing the Company to repurchase up to $25.0 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans (as defined in Item 408(a) of Regulation S-K).

The Company is not required to repurchase any ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. During the quarter ended September 30, 2023, there was no repurchase of ordinary shares.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

(c) Insider Trading Arrangements and Related Disclosures

During the three months ended September 30, 2023, we did not have any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 arrangements” (in each case, as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

Item 6.    EXHIBITS

3.1	Fourth Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 27, 2023).
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
November 8, 2023

By:	/s/ FARAMARZ ROMER
Faramarz Romer Chief Financial Officer (principal financial and accounting officer)
November 8, 2023