Form 10-K
period 2023-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2024-03-05
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: 205-291-3440

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

The aggregate market value of voting and non-voting ordinary shares held by non-affiliates of the registrant at June 30, 2023, was $277,684,405, based on the closing price of the registrant’s ordinary shares reported on the Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Ordinary Shares, $0.10 par value	35,361,725
(Class)	Outstanding at March 1, 2024

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2024 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on July 25, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K.

GREENLIGHT CAPITAL RE, LTD.

Link to Table of Contents
PART I
Note About Forward-Looking Statements

This Annual Report on Form 10-K (herein referred as “Form 10-K” or “Annual Report”) of Greenlight Capital Re, Ltd. (“Greenlight Capital Re,” “Company,” “us,” “we,” or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts included in this report, including statements regarding estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States (“U.S.”) federal securities laws established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are not historical facts, and are based on current expectations, estimates and projections, and various assumptions, many of which, are inherently uncertain and beyond management’s control.

Forward-looking statements contained in this Form 10-K may include, but are not limited to, information regarding our estimates for catastrophes and weather-related losses, measurements of potential losses in the fair market value of our investments, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding pricing, and other market and economic conditions including inflation, our growth prospects, and valuations of the potential impact of movements in interest rates, equity securities’ prices, and foreign currency exchange rates.

Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual events or results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to:

•a downgrade or withdrawal of our A.M. Best ratings;
•any suspension or revocation of any of our licenses;
•losses from catastrophes and other major events;
•the loss of significant brokers; and
•those described under “Item 1A, Risk Factors”of this Form 10-K, including the summary below, as those risk factors may be updated from time to time in our periodic and other filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov.

We undertake no obligation to publicly update or revise any forward-looking statements, whether due to new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only to the dates they were made.

We intend to communicate certain events that we believe may have a material adverse impact on our operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. Other than as required by the Exchange Act, we do not intend to make public announcements regarding underwriting or investment events that we do not believe, based on management’s estimates and current information, will have a material adverse impact on our operations or financial position.

Link to Table of Contents
Summary of Risk Factors

The following is a summary of the principal risks that we believe could adversely affect our business, operations, and financial results.

Risks Relating to Our Business

•Our results of operations fluctuate from period to period and may not be indicative of our long-term prospects.
•A downgrade or withdrawal of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy.
•If our losses and loss adjustment expenses (“LAE”) greatly exceed our loss reserves, our financial condition may be materially and adversely affected.
•Our property and casualty reinsurance operations make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.
•The loss of significant brokers could materially and adversely affect our business, financial condition and results of operations.

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

Risks Relating to Our SILP Investment Strategy

•Our investment performance depends in part on the performance of Solaglas Investments, LP (“SILP”) and may suffer as a result of adverse financial market developments or other factors that impact SILP’s liquidity, which could materially and adversely affect our investment results, financial condition and results of operations.
•SILP may be concentrated in a few large positions, which could result in material adverse valuation movements.
•Under the SILP limited partnership agreement (“SILP LPA”), we are contractually obligated to invest substantially all our assets in SILP, with certain exceptions. SILP’s performance depends on the ability of its investment advisor, DME Advisors, LP (“DME Advisors”), to select and manage appropriate investments.

Risks Relating to Our Innovations Strategy

•The carrying values of our Innovations investments may differ significantly from those that would be used if we carried these investments at fair value. Additionally, we have a material concentration in our top five holdings at December 31, 2023.
•Our Innovations investments support our underwriting operations and the failure to identify and consummate investment opportunities may materially and adversely affect our ability to implement our business strategy.
•Investments in privately held early-stage companies involve significant risks, and are highly illiquid.

Link to Table of Contents
Item 1. BUSINESS

Unless otherwise indicated or unless the context otherwise requires, all references in this Form 10-K to “the Company,” “we,” “us,” “our,” and similar expressions are references to Greenlight Capital Re, Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report to entity names are as set forth in the following table:

Reference	Entity’s legal name
Greenlight Capital Re or GLRE	Greenlight Capital Re, Ltd.
Greenlight Re	Greenlight Reinsurance, Ltd.
GRIL	Greenlight Reinsurance Ireland, Designated Activity Company
Verdant	Verdant Holding Company, Ltd.
Greenlight Re UK	Greenlight Re Marketing (UK) Limited
Syndicate 3456	Greenlight Innovation Syndicate 3456
GCM	Greenlight Re Corporate Member Ltd.
Viridis Re	Viridis Re SPC, Ltd.

We have included a Glossary of Selected Reinsurance Terms at the end of “Part 1, Item 1. Business” of this Form 10-K.

All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated. Due to rounding, numbers presented in the tables included in this Form 10-K may not add up precisely to the totals provided.

Company Overview

Established in 2004, we are a global specialty property and casualty reinsurer headquartered in the Cayman Islands, with a reinsurance and investment strategy that we believe differentiates us from most of our competitors. We conduct our operations principally through two licensed and regulated entities: Greenlight Re, based in Grand Cayman, Cayman Islands, and GRIL, based in Dublin, Ireland, in addition to our Lloyd’s platform, Syndicate 3456. Greenlight Re provides multi-line property and casualty reinsurance globally, while GRIL focuses mainly on specialty business. Our Syndicate 3456 supports innovative, technology-driven insurance partners (“insurtechs”).

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

Through our Greenlight Re Innovations unit, we also make long-term strategic investments in early-stage insurance companies and managing general agents (“MGAs”) to complement our strategy and strengthen our client relationships. In December 2023, we incorporated Viridis Re as an exempted segregated portfolio company (“SPC”) in the Cayman Islands. Through segregated portfolios of Viridis Re, we plan to offer cost-effective insurance and reinsurance solutions to current and future insurtechs and MGA partners.

Our goal is to build long-term shareholder value by providing risk management products and services to the insurance, reinsurance, and other risk marketplaces. We focus on delivering risk solutions to clients and brokers who value our expertise, analytics, and customer service offerings, while complementing our underwriting activities with a non-traditional investment approach designed to achieve higher rates of return over the long term than reinsurance companies that exclusively employ more traditional investment strategies.

Company Organization and History

Since our inception in 2004, we had two classes of common stock: (i) our Class A ordinary shares, which were traded on the NASDAQ; and (ii) our Class B ordinary shares. The rights of the holders of Class A and Class B shares were identical, except for voting and conversion rights.

Link to Table of Contents
On July 25, 2023, at the Company’s Annual General Meeting (“2023 AGM”), our shareholders approved the re-designation of Class B ordinary shares as Class A ordinary shares. Such re-designation, alongside the approved reclassification of the Class A ordinary shares as simply “ordinary shares,” resulted in the elimination of the dual-class structure. We have one class of common stock, our ordinary shares, which trades on the NASDAQ. Each ordinary share is entitled to one vote per share. However, except upon unanimous consent of our Board pursuant to Section 11(1)(c) of our Fourth Amended and Restated Memorandum and Articles of Association (the “Articles”), no holder is permitted to acquire an amount of shares which would cause any person to own (directly, indirectly or constructively under applicable United States tax attribution and constructive ownership rules) 9.9% or more of the total voting power of the total issued and outstanding ordinary shares. In connection with certain proposals that passed at our 2023 AGM relating to the elimination of our former dual-class share structure, our Board consented pursuant to Section 11(1)(c) of the Articles to David Einhorn beneficially owning more than 9.9% of the total voting power of the total issued and outstanding ordinary shares, up to the amount of ordinary shares beneficially owned by David Einhorn at the time of the consent (i.e., 6,254,715 ordinary shares, which represents 17.7% of the outstanding ordinary shares as of December 31, 2023).

Business Strategy

Overall, we measure our success by long-term growth in book value per share, which we believe is the most comprehensive gauge of our performance. We also measure our short and long-term underwriting performance based on our net underwriting income. We have incorporated these two key performance metrics in our incentive compensation plan to align employee and shareholder interests.

Reinsurance operations:

We strive to grow our diverse book of business by responding timely to changing market conditions, prudently managing our chosen lines of business, and driving sustainable shareholder returns. We execute our reinsurance business through a two-pillar strategy:

Open market underwriting: We offer a diverse range of risk management products and services across market segments and geographies. Our small scale, relative to our global competitors, enables us to be more agile in allocating capacity to the most promising risks and classes. We write business on a non-proportional (or excess of loss) and proportional basis (also known as pro rata reinsurance, quota share reinsurance or participating reinsurance) across a range of classes in the property and casualty market. Our underwriting approach varies by class and type of opportunity:

•Where our expertise is sufficient to evaluate the risk thoroughly, we will generally seek to participate in syndicated placements negotiated and priced by another party that we judge to have market-leading expertise in the class or as a quota share retrocessionaire of a market-leading reinsurer; and
•Where we have domain-specific expertise and a high level of market access, we may seek to act as the lead underwriter to achieve greater influence in negotiating pricing, terms, and conditions.

Further, the size and diversification of our underwriting portfolio will vary based on our perception of the opportunities available in each line of business at each point in time. As our focus on certain lines fluctuates based on market conditions, we may only offer or underwrite a limited number of lines in any given period. We seek to:
•mitigate underwriting volatility over the long term by focusing on short and medium tail risk;
•target markets and lines of business where we believe an appropriate risk/reward profile exists;
•attract and retain clients with expertise in their respective lines of business;
•employ strict underwriting discipline; and
•select reinsurance opportunities with anticipated favorable returns on capital.

Innovations and strategic partnerships: Our strategic investments in insurtech positions us to access a stream of new underwriting business, in addition to potential fee income and investment return on early stage investments. We refer to this pillar as Greenlight Re Innovations (“Innovations”). In evaluating Innovations opportunities, we generally ensure that each investment meets at least one of the following criteria:

Link to Table of Contents

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

In 2022, Syndicate 3456 commenced insurance operations under the Lloyd’s syndicate-in-a-box model, with Greenlight Re as the sole capital provider. This enables us to capitalize on global insurtech opportunities, while leveraging Lloyd’s strong credit ratings (see Ratings below). Further, in late 2023, we incorporated Viridis Re as an SPC in the Cayman Islands. Through segregated portfolios of Viridis Re, we plan to offer cost-effective insurance and reinsurance solutions for current and future insurtech and MGA partners.

Investment:

Our investment strategy is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategies of many of our competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is focused mainly on long and short positions, primarily in publicly-traded equity and corporate debt instruments. See “- Investments” within this Item 1. Business for further information.

Operations

We have one operating segment: property and casualty reinsurance, which also represents our reporting segment. We analyze our business based on the following lines of business:

•Property: covers personal lines, commercial lines exposures and automobile physical damage. Property business includes both catastrophe and non-catastrophe coverage.

•Casualty: covers general liability, motor liability, professional liability, and workers’ compensation exposures. Our multi-line business includes the FAL business. As our Lloyd’s syndicate contracts incorporate property (including incidental catastrophe), casualty, and other exposures, we categorize them as multi-line (and therefore casualty) business. However, these contracts are composed of primarily short-tailed risks.

•Other: covers accident and health, financial (including transactional liability, mortgage insurance, surety, and trade credit), marine, energy, as well as other specialty business such as aviation, crop, cyber, political, and terrorism exposures.

The following table presents our gross premiums written by lines of business for the most recent three years:

	Year ended December 31
	2023		2022		2021
	($ in thousands)
Property	$113,291	17.8%	$85,323	15.2%	$52,947	9.4%
Casualty	351,037	55.1	325,103	57.7	379,113	67.1
Other	172,482	27.1	152,745	27.1	133,333	23.6
Total	$636,810	100.0%	$563,171	100.0%	$565,393	100.0%

Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (herein referred as “MD&A”) for additional information relating to our reportable segment and related underwriting performance and Note 17 “Segment Reporting” to the consolidated financial statements relating to our reportable segment and a breakdown of our gross premiums written by geographic area of risks insured. Our consolidated financial statements are located in “Part II, Item 8. Financial Statements and Supplementary Data.”

Link to Table of Contents
Marketing and Distribution

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

Gross premiums written by broker, shown individually where premiums by broker (including their subsidiaries and affiliates) were 10% or more of the total in any of the last three years, were as follows:

	Year ended December 31
	2023		2022		2021
	($ in thousands)
Guy Carpenter (Marsh)	$122,766	19.3%	$50,626	9.0%	$178,336	31.5%
Aon Benfield	91,642	14.4	159,421	28.3	139,044	24.6
Gallagher Re	57,731	9.1	91,239	16.2	27,596	4.9
BMS Group	20,277	3.2	51,435	9.1	63,958	11.3
Total of largest brokers	$292,416	45.9%	$352,721	62.6%	$408,934	72.3%
All other brokers, MGAs and direct placements	344,394	54.1	210,450	37.4	156,459	27.7
Total	$636,810	100.0%	$563,171	100.0%	$565,393	100.0%

We frequently meet in the Cayman Islands, Ireland, U.K. and elsewhere with brokers and senior representatives of clients and prospective clients. We review and (when we deem appropriate) approve all contract submissions in the Cayman Islands or Ireland. Due to our dependence on brokers, the inability to obtain business from them could adversely affect our business strategy. See “Item 1A. Risk Factors — Risks Related to Our Business — The loss of significant brokers could materially and adversely affect our business, financial condition and results of operations.” We may assume a degree of the credit risk of our reinsurance brokers. See “Item 1A. Risk Factors — Risks Related to Our Business — We are subject to the credit risk of our brokers, cedents, agents and other counterparties.”

While most of our business is sourced through reinsurance brokers, we also write some insurance and reinsurance business on a direct basis. Our Innovations partnerships are a growing source of directly placed business. Our MGA partners are a key source of premium flow and a vital component of our Innovations strategy. We work closely with our MGA partners

Link to Table of Contents
who wish to attain Lloyd’s coverholder status, which allows them to conduct business with our Syndicate 3456. We also use MGAs to transact business on other classes of business within the constraints of prescribed underwriting guidelines.

Prior to January 1, 2023, our FAL business was generated through a Lloyd’s corporate member, which we subsequently acquired effective January 1, 2023. FAL represented approximately 35%, 33%, and 26% of our gross premiums written for the years ended December 31, 2023, 2022, and 2021, respectively.

Underwriting and Risk Management

We have established an underwriting platform composed of experienced underwriters and actuaries. We have underwriting operations in three locations: the Cayman Islands, Dublin, Ireland, and London, U.K. These platforms provide access to key markets in the U.S., Europe, Middle East, and Asia. Our experienced team allows us to deploy our capital in various lines of business and capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in multiple lines of business. We generally apply the following underwriting and risk management principles:

Economics of Results

Our primary underwriting goal is to build a (re)insurance portfolio that maximizes profitability, subject to risk and volatility constraints.

Underwriting Analysis
Our approach to underwriting analysis begins at the class-of-business level. This analysis includes identifying and assessing the structural drivers of risk and emerging loss trends and understanding the market participants and results, capacity conditions for supply and demand, and other factors. Our underwriting professionals specialize in business lines, and our quantitative professionals (pricing actuaries) assist in evaluating all risks we underwrite. Combined with cross-line management, we believe this approach enables us to build and deploy expertise and insight into the business line’s risk dynamics and external factors that will affect each transaction.
We assign a deal team composed of underwriting and quantitative professionals to evaluate each potential transaction’s pricing and structure. Before committing capital to any transaction, the deal team and the regional Chief Underwriting Officer must obtain approval from at least one of, the group Chief Executive Officer, GRIL Chief Executive Officer, or Chief Risk Officer. In seeking this approval, the deal team presents the key components of the proposed transaction, including assumptions and threats, market and individual deal risk factors, market capacity dynamics, transaction structure and pricing, maximum downside, and other factors.
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

Link to Table of Contents
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

Refer to “Part II, Item 5. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition” for a summary of our catastrophe loss exposure in terms of our probable maximum loss (“PML”), net of retrocession and reinstatement premiums, as at January 1, 2024.

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

We generally purchase uncollateralized retrocessional coverage from reinsurers with a minimum financial strength rating of “A- (Excellent)” from A.M. Best Company, Inc. (“A.M. Best”) or an equivalent rating from a recognized rating service. For lower-rated or non-rated reinsurers, we endeavor to obtain and monitor collateral in the form of cash, funds withheld, letters of credit, regulatory trusts, or other collateral in the form of guarantees. At December 31, 2023, the aggregate amount due from reinsurers from retrocessional coverages represented 3.9% (2022: 2.4%) of our gross loss reserves. For further details, please see Note 8 “Retrocession” to the consolidated financial statements.

Claims Management

Our claims management process begins upon receiving claims notifications from our clients or third-party administrators. We review reserving and settlement authority under the individual contract requirements and, as necessary, discuss with the contract’s underwriter. Our in-house claims team oversees claims reviews and approves all claim settlements. Claims above the claims officer’s authority are referred to the General Counsel, Chief Financial Officer, Chief Executive Officer, or Chief Risk Officer together with the claims officer’s recommendations, for secondary approval. We believe that this process ensures that we pay claims in accordance with each contract's terms and conditions.

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

The results of these claim reserves are shared with the underwriters and actuaries to assist them in pricing products and establishing loss reserves.

Link to Table of Contents
We recognize that the fair interpretation of our reinsurance agreements and timely payment of covered claims are essential components of the service we provide to our clients.

Reserves

Our reserving philosophy is to set reserves at the level representing our best estimate of the amount we will ultimately be required to pay in connection with risks we have underwritten. Our actuarial staff performs quarterly reviews of our portfolio and provides reserving estimates according to our stated reserving philosophy. In doing so, our team groups our portfolio into reserving analysis segments based primarily on homogeneity considerations. Currently, this process involves analysis at the individual client or transaction level.

We engage an independent actuarial firm who reviews and provides opinions on these reserve estimates at least once a year. Due to the use of different assumptions and loss experience, the amount we establish as reserves with respect to individual risks, clients, transactions, or business lines may be greater or less than those set by our clients or ceding companies. Reserves include claims reported but not yet paid, claims incurred but not reported, and claims in the process of settlement. Additional underwriting liabilities include unearned premiums, premium deposits, and profit commissions earned but not yet paid.

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

Another significant component of reserving risk relates to the estimation of losses in the aftermath of a major catastrophe event. Accordingly, we believe the most significant accounting judgment made by management is our estimate of loss and loss adjustment expense reserves. For more information on our reserving process and methodology, refer to the “Critical Accounting Policies and Estimates - Loss and Loss Adjustment Expense Reserves” under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

See Note 7 “Loss and Loss Adjustment Expense Reserves” of the consolidated financial statements for a reconciliation of claims reserves, loss development tables by accident year, and explanations of significant prior period loss development movements. For a discussion on risk factors relating to loss reserves, see “Item 1A. Risk Factors — Risks Relating to Our Business — If our losses and LAE greatly exceed our loss reserves, our financial condition may be materially and adversely affected.”

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as a reinsurer only in the Cayman Islands and the European Economic Area (the “EEA”). Many jurisdictions, including the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if they obtain such reinsurance from unlicensed or non-admitted insurers without appropriate collateral. As a result, our U.S. clients and some non-U.S. clients require us to provide collateral for the contracts we bind with them. We provide collateral as funds withheld, trust arrangements, or letters of credit (“LOC”). For further information, see Note 9 - “Debt and Credit Facilities” of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.

Competition

The reinsurance industry is highly competitive. Competition is generally focused on available capacity, service, financial strength, and price. We compete with major global reinsurers, most of which are well-established and have significant operating histories, strong financial strength ratings, and long-standing client relationships. Competitors also provide protection in the form of catastrophe bonds, industry loss warranties, and other risk-linked products that are outside of the traditional reinsurance treaty market. This may lead to reduced pricing and/or reduced participation levels in certain reinsurance products.

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

Link to Table of Contents
Ratings

On September 29, 2023, A.M. Best re-affirmed our “A- (Excellent)” rating with a stable outlook, the fourth highest of 13 ratings, for our two principal operating subsidiaries: GLRE and GRIL. We believe a strong rating is important to compete and market reinsurance products to clients and brokers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance, and ability to meet obligations. It is not an evaluation directed toward the investors’ protection or a recommendation to buy, sell or hold our ordinary shares.

Additionally, A.M. Best assessed our Enterprise Risk Management (“ERM”) practices as appropriate for the Company’s business complexity and overall risk profile.

A.M. Best periodically reviews the financial positions of our operating subsidiaries and therefore our rating may be subsequently revised or revoked by the agency. The failure to maintain our current “A-” A.M. Best rating may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business — A downgrade or withdrawal of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy.”

Further, by being part of the Lloyd’s market, Syndicate 3456 benefits from the following four Lloyd’s financial strength ratings: “A” (Excellent) from A.M. Best; AA- (Very Strong) from Fitch Ratings; AA- (Very Strong) from Kroll Bond Rating Agency; and AA- (Very Strong) from Standard & Poor’s.

Regulations

Cayman Islands Insurance Regulation

The legislative framework for conducting insurance and reinsurance business in and from within the Cayman Islands is composed of The Insurance Act, 2010 (as amended) and underlying regulations thereto (the “Act”), which became effective in the Cayman Islands on November 1, 2012.

Greenlight Re holds a Class D insurer license issued in accordance with the terms of the Act and is subject to regulation and supervision by the Cayman Islands Monetary Authority (“CIMA”).

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

The Act provides that where CIMA believes a licensee is committing, or is about to commit or pursue, an act that is an unsafe or unsound business practice, CIMA may direct the licensee to cease or refrain from committing the act or pursuing the offending course of conduct. Failure to comply with such a CIMA direction may be punishable on summary conviction by a fine of up to 100,000 Cayman Islands dollars (US$120,000) or to imprisonment for a term of five years or to both, and on conviction on indictment to a fine of 500,000 Cayman Islands dollars (US$600,000) or to imprisonment for a term of ten years or to both and to an additional 10,000 Cayman Islands dollars ( US$12,000) for every day after conviction that the breach continues.

The Monetary Authority Act (“MAA”) also provides CIMA with the authority to impose administrative fines on licensees. The recent Monetary Authority (Administrative Fines) (Amendment) Regulations, 2020 (the “Amendment Regulations”) came into force on 26 June 2020. They extended the scope of the fines CIMA may impose for breaches of a range of regulatory laws, including the Act. Breaches are categorized as minor, serious, or very serious, and, depending on the category of the breach, fines range from $6,100 to $1,220,000 per breach for very serious breaches. Where a breach is committed by a corporate entity and is shown to have been committed with the consent, connivance, knowledge, or neglect of an individual, that individual may also be subject to an administrative fine.

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

Other Regulations in the Cayman Islands

As Cayman Islands exempted companies, Greenlight Capital Re and Greenlight Re may not carry on business or trade locally in the Cayman Islands except in furtherance of their business outside the Cayman Islands and are prohibited from soliciting the public of the Cayman Islands to subscribe for any of their securities or debt. These companies are further required to file a return with the Registrar of Companies in January of each year (“Annual Return”) and to pay an annual registration fee at that time. Additionally, these companies must comply with the “Anti-Money Laundering Regulations (2023 Revision)” in the Cayman Islands.

Economic substance law requiring a “relevant entity” conducting “relevant activity” to file notifications and, unless exempt, to report to the Tax Information Authority (“TIA”) and maintain economic substance has been introduced in the Cayman Islands.
The International Tax Co-operation (Economic Substance) Act (2021 Revision) and International Tax Co-operation (Economic Substance) Regulations, 2020, were published on February 5, 2021, and August 11, 2020, respectively, and subsequently amended (together, the “ES Act”). The latest version of the Guidance on Economic Substance for Geographically Mobile Activities (“ES Guidance”) was published in July 2022.

As of January 2020, Greenlight Capital Re and Greenlight Re must confirm their economic substance classification on an annual basis and submit this classification to the TIA as a prerequisite to the Annual Return filing.

The Cayman Islands has no exchange controls restricting dealings in currencies or securities.

Cayman Islands Status with the European Union (“EU”) and Financial Action Task Force (“FATF”) Compliance

In February 2021, the Cayman Islands was added to the FATF’s “grey list”, a list of jurisdictions under increased monitoring to address strategic deficiencies in their Anti-Money Laundering (“AML”) / Counter Terrorist Financing regimes, after the FATF identified deficiencies in three main areas. In January 2022 the Cayman Islands was subsequently added to the EU’s list of jurisdictions with strategic deficiencies in their Anti-Money Laundering / Counter Terrorist Financing regimes (commonly known as the “EU AML List”), with the FATF recommended actions being cited by the EU Commission at the time as the justification for adding the Cayman Islands to the EU AML List.

On May 17, 2022, the EU confirmed that it would not require any further measures to be taken in order for the Cayman Islands to be removed from the EU AML List once the jurisdiction has addressed the remaining FATF action items. On June 23, 2023, the FATF advised that the Cayman Islands had fulfilled the remaining action items and was eligible for removal from the EU AML List. Following an on-site FATF visit in October 2023, it was announced at the FATF Plenary on October 27, 2023 that the Cayman Islands has been delisted from the FATF grey list. As a result, the Cayman Islands was subsequently removed from the EU AML List on February 7, 2024.

Ireland Insurance Regulations

Our Irish subsidiary, GRIL, is authorized as a non-life reinsurance undertaking by the Central Bank of Ireland “CBI” in accordance with the European Union (Insurance and Reinsurance) Regulations 2015 (the "Irish Regulations"). The Irish Regulations give effect in Ireland to EU Directive 2009/138/EC (known as "Solvency II"), which introduced a new European regulatory regime for insurers and reinsurers with effect from January 1, 2016. Solvency II is supplemented by the European Commission Delegated Regulation (EU) 2015/35, other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority (“Delegated Acts and Guidelines”). GRIL is required to comply at all times with the Irish Regulations, the Irish Insurance Acts 1909 to 2018, regulations relating to insurance business or reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2018 as amended, regulations promulgated thereunder and directions, guidelines and codes of

Link to Table of Contents
conduct issued by the CBI (collectively the “Irish Insurance Acts and Regulations”). In addition, GRIL is required to comply with the Delegated Acts and Guidelines and must meet risk-based solvency requirements imposed under Solvency II on insurers and reinsurers across all member states, including Ireland. Solvency II and the Delegated Acts and Guidelines set out classification and eligibility requirements, including the characteristics that capital, including any capital contribution, must display to qualify as regulatory capital.

GRIL is also required to comply with the European Union (Insurance Distribution) Regulations 2018 (the "2018 Regulations"), which apply to distributors of insurance and reinsurance products (including insurers and reinsurers). The 2018 Regulations give effect in Ireland to Directive (EU) 2016/97 (known as the "IDD") and strengthen the regulatory regime applicable to distribution activities through increased transparency, information, and conduct requirements. On May 25, 2018, the General Data Protection Regulation (the "GDPR") came into force across the EU. The GDPR significantly increases organizations’ obligations and responsibilities in collecting, using, storing, and protecting personal data. Organizations in breach of the GDPR may incur sizable financial penalties up to, the higher of €20 million or 4% of annual global turnover.
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

By entering into a membership agreement with Lloyd’s, GCM has undertaken to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012 and the Financial Services and Markets Act 2023. This arrangement subjects us to the following:

●
Capital Requirements. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit, referred to as FAL, in an amount determined on the basis of such entity’s solvency and capital requirements. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided the relevant company has sufficient profits available for distribution.

●
Ratings. The financial security of the Lloyd’s market as a whole is regularly assessed by four independent rating agencies (A.M. Best, S&P, Kroll Bond and Fitch). Syndicates at Lloyd’s take their financial security rating from the rating of the Lloyd’s market. A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s syndicates to be able to trade in certain classes of business at current levels.

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

Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”) Regulation.
The PRA is part of the Bank of England and responsible for the prudential regulation and supervision of banks, building societies, credit unions, insurers, and major investment firms authorized in the UK. The FCA has responsibility for market conduct regulation. Lloyd’s as a whole is authorized by the PRA and regulated by both the FCA and the PRA, which both have substantial powers of intervention in relation to regulated firms. Lloyd’s is required to implement certain rules prescribed by the PRA and the FCA. If it appears to either the PRA or the FCA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the PRA or the FCA may intervene at their discretion. To minimize duplication, both regulators have arrangements with Lloyd’s for co-operation on supervision and enforcement.

Lloyd’s is subject to an annual PRA solvency test which measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the PRA may require the entire Lloyd’s market to cease underwriting or individual Lloyd’s members may be required to cease or reduce their underwriting.

Link to Table of Contents
Investments

At December 31, 2023, our total investments were $332.2 million, of which 77.9% (2022 - 71.7%) was invested in SILP and 22.1% (2022 - 28.3%) in Innovation-related investments.

Investment in SILP

Our investment portfolio is managed by DME Advisors, LP (“DME Advisors”), a value-oriented investment advisor that analyzes companies’ available financial data, business strategies, and prospects to identify undervalued and overvalued securities. DME Advisors is a related party as it is controlled by David Einhorn, the Chairman of our Board of Directors and the President of Greenlight Capital, Inc. Refer to Note 15 “Related Party Transactions” of the consolidated financial statements.

Effective September 1, 2018, we have entered into an amended and restated exempted limited partnership agreement of SILP (the “SILP LPA”), as amended from time to time, with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, GRIL and the initial limited partner (each, a “Partner”). Effective January 1, 2023, we increased the maximum Investment Portfolio, as defined in the SILP LPA, to 60% from 50% of GLRE Surplus, as defined in the SILP LPA. We present our investment in SILP under the caption “Investment in related party investment fund” in our consolidated balance sheets.

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

The loss carryforward provision allows DME II to earn a reduced performance allocation of 10% on net profits in any year after the year in which a limited partner’s capital account incurs a loss until the limited partner has recouped all losses and has earned an additional amount equal to 150% of the loss. DME II is not entitled to a performance allocation in a year in which a capital account incurs a loss. At December 31, 2023, we estimate the reduced performance allocation of 10% to continue to be applied until SILP achieves additional investment returns of 113.7%, at which point the performance allocation will revert to 20%.

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us and SILP. However, the IAA does not otherwise impose any specific obligations or requirements concerning the allocation of time, effort, or investment opportunities to us and SILP or any restrictions on the nature or timing of investments for our or SILP’s account or other accounts that DME Advisors or its affiliates may manage. DME Advisors can outsource to sub-advisors without our consent or approval. If DME Advisors and any of its affiliates attempt to invest in the same opportunity simultaneously, DME Advisors and its affiliates may allocate the opportunity as they determine reasonably. Affiliates of DME Advisors presently serve as the general partner or the investment advisor of Greenlight Capital LP, Greenlight Capital Offshore, Ltd., GCOI Intermediate, LP, Greenlight Capital Offshore Master, Ltd., Greenlight Masters, LP, Greenlight Masters Qualified, LP, Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd., Greenlight Masters Offshore Partners, Greenlight Masters Partners and several separately managed accounts (collectively, the “Greenlight Funds”).

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

Our Board of Directors reviews our investment portfolio activities and oversees our investment guidelines to meet our investment objectives. These investment guidelines, which may be amended, modified, or waived from time to time, take into account restrictions imposed on us by regulators, our liability mix, requirements to maintain an appropriate claims-paying rating by ratings agencies and requirements of lenders. We believe our investment approach, while generating returns less predictable than those of traditional fixed-income portfolios, complements our reinsurance business and will achieve higher rates of return over the long term than reinsurance companies that invest predominantly in fixed-income securities. We have designed our investment guidelines to maintain adequate liquidity to fund our reinsurance operations.

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

Investment returns for SILP

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio as agreed with the Company (the “Investment Portfolio” as defined in the SILP LPA). Investment returns, net of all fees and expenses, by quarter for the last five years are as follows: (1)

Quarter	2023	2022	2021	2020	2019
1st	(1.1)%	1.7%	1.5%	(8.1)%	6.2%
2nd	10.9	4.9	(0.9)	0.3	2.7
3rd	(0.6)	3.6	(2.7)	1.4	1.2
4th	0.3	13.4	9.9	8.4	(1.0)
Full Year	9.4%	25.3%	7.5%	1.4%	9.3%
    (1)    Investment returns are calculated monthly and compounded to calculate the quarterly and annual returns generated by our Investment Portfolio. Past performance is not necessarily indicative of future results. The monthly investment return is calculated by dividing the investment income/loss (net of fees and expenses) by the Investment Portfolio. Effective January 1, 2021, the Investment Portfolio is calculated on the basis of 50% of GLRE Surplus, or the shareholders’ equity of Greenlight Capital Re, Ltd., as reported in Greenlight Capital Re, Ltd.’s then most recent quarterly financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). It is adjusted monthly for our net profits and net losses as reported by SILP during any intervening period. This basis was increased to 60% effective January 1, 2023. Prior to January 1, 2021, the Investment Portfolio was calculated on the basis of several factors, including the Companies’ shares of SILP’s net asset value, collateral posted by the Companies, and the Companies’ net reserves.

Innovation-related Investments

As previously noted, we make strategic investments in promising private insurtech companies, subject to investment guidelines as approved by our Board of Directors, in addition to providing reinsurance capacity on a case by case basis. These private investments consist primarily of unlisted equities (mostly preferred shares) and debt instruments. See Item 1A. Risk Factors - Risks Relating to Our Innovations Strategy - Investments in privately held early-stage companies involve significant risks. ”

For further information about our total investments and investment income, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition” and “Note 3 - Investments in Related Party Investments Fund and Note 4 - Other Investments” of the consolidated financial statements.

Link to Table of Contents
Enterprise Risk Management

Enterprise risk management (“ERM”) is at the core of our corporate culture and is a shared responsibility across all business functions. Our ERM processes are in place to accurately identify, assess, manage, and monitor risks in line with our strategic objectives and risk appetite.

We maintain an Executive Risk Committee (ERC) which oversees the ERM function and is responsible for the design and review of risk management framework (RMF). The ERC is chaired by the Chief Risk Officer (CRO), with the Chief Executive Officer (CEO), Chief Financial Officer (CFO), GRIL Chief Executive Officer Ireland, and Chief Actuary as members. The Board of Directors approves the RMF on an annual basis or as appropriate.

The RMF sets out the risk management roles and responsibilities for all stakeholders across the organization, and sets the quantitative and qualitative metrics of our risk appetite, risk monitoring, and risk mitigation measures. The CRO collates risk metrics from risk owners on at least a quarterly basis and presents a risk grid to the ERC and the Audit Committee of the Board of Directors.

One of the key objectives of our ERM function is to ensure that our underwriting efforts comply with explicitly stated underwriting appetite. We establish limits to balance our risk position size with our expertise while containing the cost of incorrectly assessing risks and rewards. We believe that an informed, disciplined risk selection approach ties directly into our business strategy. To achieve this, we encourage a collaborative, open work environment and group decision making. We closely monitor our accumulations of exposure and frequently review our investment and underwriting portfolios to assess the impact on capital under stressed scenarios. With the assistance of DME Advisors, we analyze our investment assets and liabilities, including the numerous risk components in our portfolio, such as concentration and liquidity risks.

We strive to encourage a culture of operational risk management, providing training and resources to all staff, maintaining robust business continuity protocols, and establishing HR practices to motivate and retain talent. We maintain and closely monitor our outsourcing, regulatory, and anti-money laundering policies and procedures. We recognize the impact of environmental, social, and governance (ESG) risks across the organization and have formed the Sustainability Management Committee to address these, working closely with members of the ERC.

Information Technology (“IT”)

We employ a cloud-centric IT strategy, which allow us to scale our infrastructure dynamically based on demand. The strategy prioritizes the use of cloud services for hosting applications, data storage, and other IT resources. With the use of cloud-based services, our security and systems reliability have proven cost-effective and have provided the required levels of service and redundancy.

We have implemented backup procedures to ensure that key services are saved daily and can be restored as needed.

We have a disaster recovery plan for our IT infrastructure that includes data and system snapshots with restore points. We conduct regular disaster recovery testing, and can access our core systems with minor outages and restore our primary systems within our mean time to restore (MTTR).

We protect our information systems with physical, electronic, and software safeguards considered appropriate by our management. We employ a specialist vendor to continuously monitor our systems for security events and risks within our network. We regularly provide security risk awareness education and training to our staff and to the Board of Directors. Despite these efforts, computer viruses, hackers, employee misuse or misconduct, and other internal or external hazards could expose our data systems to security breaches, cyber-attacks, or other disruptions. Refer to “Item 1C. Cybersecurity” for more information on our cybersecurity risk management.

See “Part I, Item 1A. Risk Factors — Risks Related to Our Business — Modeling risks are inherent in our business.” and “— Technology breaches or failures, including those resulting from a malicious ransomware or cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.”

Link to Table of Contents
Human Capital Management

Human Capital Resources Oversight

Our employees are our most valuable asset and are core to our success. We are focused on building a performance and results-driven culture, which strives to get the best out of all employees and to help them to maximize their full potential. We believe in fostering an open and collaborative culture that encourages employees to take ownership of their performance and development. Our executive management team is committed to creating an environment where every employee can succeed. The Compensation Committee of our Board of Directors is actively engaged in the oversight of our employees, work environment, and compensation practices and receives regular updates from management on progress and developments.

Diversity, Equity, and Inclusion (“DEI”) Initiatives

DEI is core to our culture and business. We believe an inclusive and diverse workforce contributes different perspectives that enable us to continue to succeed. We strive to create an environment of inclusion that is grounded in the strength and diversity of our employees. As of December 31, 2023, 43% of our total global employees were female. In January 2024, we conducted a survey completed by 80% of our employees, with approximately 39% of employees identifying as racially or ethnically diverse.

Employees

At March 1, 2024, we had 64 total employees worldwide, 36 of whom were based in Grand Cayman, Cayman Islands, 16 in Dublin, Ireland, and 12 in London, United Kingdom. From time to time, we also engage consultants and contract with third parties, as needed, to provide additional resources to support our business activities.

Talent Development

We recognize that our strength lies in our people and therefore we strive to hire talented people and invest significantly in our employees’ professional development and personal growth. We have implemented an employee training and development policy to encourage our employees to take advantage of training and development opportunities.

We also invest in the professional growth of our leaders through customized executive coaching to build advanced skills and capabilities.

Compensation Practices

We have designed our performance-driven compensation policy to attract, motivate, reward and retain the best people. We use short-term compensation composed of base salary and annual cash bonuses and long-term compensation composed of stock options, restricted share units, and restricted shares, as applicable, to align our employees’ and executive officers’ interests with those of our shareholders. In addition, from time to time and under certain circumstances, we award sign-on bonuses, retention bonuses, and other bonus opportunities. We also offer welfare benefits and other perquisites, including a defined contribution pension plan and medical insurance coverage for our employees. As part of our commitment to supporting our employees, we match any contributions made by our employees to charities and not-for-profit organizations.

We believe our employees are fairly compensated without regard to gender, race, and ethnicity.

Work Environment

We are committed to the health, safety and wellness of our workforce, including maintaining a workplace free from discrimination and harassment. Each of our employees annually acknowledges complying with our Code of Business Conduct and Ethics, which provides employees with access to an anonymous whistleblower hotline to report any violations. Our Code of Business Conduct and Ethics is available on our website.

Additional Information

Our website address is www.greenlightre.com, and we make available, free of charge, on or through our website, links to our Annual Reports, quarterly reports on Form 10-Q, current reports on Form 8-K, and other documents we file with or furnish to the SEC, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on our website is not incorporated by reference into this Annual Report.

Link to Table of Contents
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
Delegated authority
A contractual arrangement between an insurer or reinsurer or an agent whereby the agent is authorized to bind insurance or reinsurance on behalf of the insurer or reinsurer. The authority is generally limited to a particular class or classes of business and a particular territory. The exercise of the authority to bind insurance or reinsurance is generally subject to underwriting guidelines and other restrictions such as maximum premium income. Under the delegated authority, the agent is responsible for issuing policy documentation, the collection of premium and may also be responsible for the settlement of claims.

Deposit assets and liabilities	Assets (or liabilities) representing the consideration paid (or received) in connection with contracts that do not incorporate sufficient risk transfer to merit reinsurance accounting.

Link to Table of Contents

Development	The difference between the amount of reserves for losses and loss adjustment expenses initially estimated by an insurer or reinsurer and the amount re-estimated in an evaluation at a later date.
Excess of loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses above a specified dollar or percentage loss ratio amount.
Financial strength rating	The opinion of rating agencies regarding an insurance or reinsurance company’s financial ability to meet its financial obligations under its policies.
Funds at Lloyd’s (FAL)	Funds of an approved form that are lodged and held in trust at Lloyd's as security for a member’s underwriting activities. They comprise the member’s deposit, personal reserve fund, and special reserve fund. They may be drawn down if the member’s syndicate-level premium trust funds are insufficient to cover its liabilities. The amount of the deposit is related to the member's premium income limit and also the nature of the underwriting account.
Gross premiums written	Total premiums for assumed reinsurance during a given period.
Health insurance	Insurance against loss by illness or bodily injury. Health insurance covers medicine, visits to the doctor or emergency room, hospital stays, and other medical expenses.
Incurred but not reported (IBNR)	Reserves for estimated loss and loss adjustment expenses incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses known to the insurer or reinsurer.
Lloyd’s	Depending on the context, this term may refer to - (a) the society of individual and corporate underwriting members that insure and reinsure risks as members of one or more syndicates. Lloyd’s is not an insurance company; (b) the underwriting room in the Lloyd’s Building in which managing agents underwrite insurance and reinsurance on behalf of their syndicate members. In this sense, Lloyd’s should be understood as a marketplace; or (c) the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market.
Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement costs. Also known as claim adjustment expenses.
Loss ratio	The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned.
Loss reserves and loss adjustment expense reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance contracts it has written. Reserves are established for losses and loss adjustment expenses and consist of reserves established for individual reported claims and incurred but not reported losses.
Multi-line	Contracts that cover more than one line of business.
Net financial impact	The net impact of prior period loss development after taking into account net losses and loss expenses incurred, earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs and profit commissions.
Net premiums written	An insurer’s gross premiums written, less premiums ceded to reinsurers.
Non-admitted insurers	An insurer not licensed to do business in the jurisdiction in question. Also known as an unauthorized insurer and unlicensed insurer.
Premiums; written, earned, and unearned	Premiums represent the cost of insurance paid by the cedent or insured to the insurer or reinsurer. Written represents the total amount of premiums received, and earned represents the amount recognized as income over a period of time. Unearned is the difference between written and earned premiums.
Probable maximum loss (PML)	PML is the anticipated loss, taking into account contract terms and limits, caused by a natural catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane.
Professional liability insurance	Professional liability insurance protects a company and its representatives against legal claims arising from error or misconduct in providing or failing to provide professional services. This coverage includes errors and omissions policies, directors and officers coverage, and specialty coverage like employment practices liability insurance.
Profit commission	A commission paid by a reinsurer to a ceding insurer based on a predetermined percentage of the profit realized by the reinsurer on the ceded business.

Link to Table of Contents

Property insurance	Property insurance covers a business’s building and its contents—money and securities, records, inventory, furniture, machinery, supplies, and even intangible assets such as trademarks—when damage, theft, or loss occurs.
Property catastrophe reinsurance	Property catastrophe reinsurance contracts are typically ‘‘all risk’’ in nature, protecting against losses from natural and human-made catastrophes. Losses on these contracts typically stem from direct property damage and business interruption.
Proportional reinsurance	All forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. In proportional reinsurance, the reinsurer generally pays the client a ceding commission. The ceding commission is generally based on the client’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments, and miscellaneous administrative expenses) and may include a profit component. Frequently referred to as quota-share reinsurance.
Quota-share reinsurance	A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each underlying insurance contract being reinsured.
Reinstatement premium	Premium charged for the reinstatement of the amount of reinsurance coverage to its full amount otherwise reduced as a result of a reinsurance loss payment.
Reinsurance	An arrangement in which a reinsurer agrees to indemnify an insurance company, the client, against all or a portion of the insurance risks underwritten by the client under one or more policies. Reinsurance can provide a client with several benefits, including reducing net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a client with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a related increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the client. Reinsurance does not legally discharge the client from its liability with respect to its obligations to the insured.
Reinsurer	An insurance company that assumes part of the risk in exchange for part of the premium to a primary insurer.
Retrocession; retrocessional coverage	A transaction whereby a reinsurer cedes to another reinsurer, commonly referred to as the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.
Risks	A term used to denote the physical units of property at risk or the object of insurance protection that are not perils or hazards. Also defined as chance of loss or uncertainty of loss.
Risk-free rate	The interest rate on a riskless or safe asset, usually taken to be a short-term U.S. government security.
Risk transfer	The shifting of all or a part of a risk to another party.
Severity business	Insurance/reinsurance characterized by contracts containing the potential for significant losses emanating from one event.
Surety and fidelity insurance	Surety and fidelity insurance includes (1) insurance guaranteeing the fidelity of persons holding positions of public or private trust; (2) insurance guaranteeing the performance of contracts other than insurance policies and guaranteeing and executing bonds, undertakings, and contracts of suretyship; and (3) insurance indemnifying banks, bankers, brokers, financial or moneyed corporations or associations against loss.
System and Organizational Controls (SOC) 2 Type II Report (“SOC 2 Report”)
It is a reporting framework developed by the American Institute of Certified Public Accountants (“AICPA”) for independent audits of controls over information and systems relevant to security, availability, processing integrity, confidentiality, and privacy.

Syndicate	A member or group of members underwriting (re)insurance business at Lloyd’s through the agency of a managing agent or substitute agent to which a syndicate number is assigned.
Treaty
A reinsurance agreement covering a book or class of business that is automatically accepted on a bulk basis by a reinsurer. A treaty contains common contract terms along with a specific risk definition, data on limit and retention, and provisions for premium and duration.

Underwriter	An insurance or reinsurance company employee who examines, accepts, or rejects risks and classifies risks to charge an appropriate premium for each accepted risk.

Link to Table of Contents

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

In addition, our SILP investment strategy and Innovations investments are likely to be more volatile than traditional fixed-income portfolios composed primarily of investment-grade bonds. See “— Risks Relating to Our SILP Investment Strategy” and “— Risks Relating to Our Innovations Strategy.” Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

A downgrade or withdrawal of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy.

If A.M. Best downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new reinsurance contracts, which would materially and adversely affect our ability to implement our business strategy. Additionally, if A.M. Best downgrades or withdraws our ratings, we cannot provide assurance that our regulators, CIMA and the Central Bank of Ireland, would continue to authorize our current business strategy and investment strategy. See “—Risks Relating to Insurance and Other Regulations – Any suspension or revocation of our reinsurance licenses would materially and adversely impact our ability to do business and implement our business strategy.”

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

Link to Table of Contents

Substantially all of our assumed reinsurance contracts contain provisions that permit our clients to cancel the contract or require additional collateral in the event of a downgrade in our A.M. Best ratings below specified levels or a reduction of our capital or surplus below specified levels over the course of the agreement. Contracts containing such cancellation rights represented approximately 26% of gross premiums written during 2023. Additional collateral in the event of a downgrade in our A.M. Best ratings would be approximately $133.2 million at December 31, 2023.

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

If our losses and LAE greatly exceed our loss reserves, our financial condition may be materially and adversely affected.

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

We may need to raise additional capital in the future through public or private equity or debt offerings or otherwise in order to:

●	repay our debt;
●	fund liquidity needs or replace lost capital resulting from underwriting or investment losses;
●	meet rating agency capital requirements;
●	satisfy collateral requirements that may be imposed by our clients or by regulators;
●	meet applicable statutory jurisdiction requirements; or
●	respond to competitive pressures.

Additional capital may not be available on terms favorable to us, or at all. Increases in interest rates could result in higher interest expense on our outstanding debt. Further, any additional capital raised through the sale of equity could dilute existing ownership interest in our company and may cause the market price of our ordinary shares to decline. Additional capital raised through the issuance of debt may result in creditors having rights, preferences, and privileges senior or otherwise superior to those of our ordinary shares.

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

We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively could materially and adversely affect our financial condition and results of operations, and may increase the likelihood that we will be deemed a passive foreign investment company or an investment company. See “— Risks Relating to Taxation — United States persons who own ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of ordinary shares.” and “—Risks Relating to Insurance and Other Regulations — We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.”

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

Challenging economic or political conditions may adversely impact our results of operations or financial condition.

Our results of operations and financial condition may be materially adversely affected by a challenging economic market, such as a highly inflationary environment. Our operations are susceptible to inflation, and underestimating inflation levels could result in underpricing the risks we reinsure because premiums are established before the ultimate amounts of losses and LAE are known. While we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the ultimate effects of inflation. Additionally, our reserving models include assumptions about future payments for the settlement of claims and claims-handling expenses, such as the value of replacing property, associated labor costs for the property business we write, and litigation costs. The global inflationary environment in the last couple years has resulted in an increase in our projected future claim costs, resulting in adverse loss reserve development. While the global inflationary pressures have abated from their recent highs, any subsequent increase in inflation may lead to an increase in our loss reserves with a corresponding reduction in net income in the period the deficiency is identified, which may have a material adverse effect on our results of operations and financial condition. Unanticipated higher inflation could also lead to higher interest rates, potentially negatively impacting the value of any rate-sensitive financial instruments held by SILP and could also impact our Innovations investments and cause us to incur higher interest expense on our debt. See “—Risks Related to Our SILP Investment Strategy” and “—Risks Related to Our Innovations Investments.”

Link to Table of Contents
Further, our results of operations and financial condition may also be materially adversely affected by a challenging political climate, including events such as military actions, invasions, wars, civil unrest and terrorist activities and the imposition of sanctions and importation limitations. For example, the ongoing conflict between Russia and Ukraine and the resulting responses have led to disruption, instability and volatility in global markets and industries. Although the severity and duration of the ongoing Ukraine conflict is impossible to predict, the continuing active conflict could lead to further economic uncertainty, represented by significant and prolonged volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Due to the widespread impact of the ongoing conflict, it is likely to indirectly impact the markets in which we operate.

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

●
claims related to political unrest, geopolitical instability, or other politically driven events, such as the conflict in the Middle East, and the military conflict between Russia and Ukraine, including loss claims relating to expropriation, forced abandonment, license cancellation, trade embargo, contract frustration, non-payment, war on land or political violence (including terrorism, revolution, insurrection, and civil unrest);

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

Link to Table of Contents
Modeling risks are inherent in our business.

We believe that our modeling is critical to our business. We utilize modeling tools to facilitate the pricing, reserving, and risk management of our reinsurance portfolio. These models help us to control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each reinsurance contract. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters that might be deemed to impact certain of our coverages. These models have been developed internally, and in some cases, they make use of third-party software. The construction of these models and the selection of assumptions require significant actuarial judgment. Furthermore, these models typically rely on either cedent or industry data, which may be incomplete or may be subject to errors. Accordingly, these models, and the assumptions and judgements made in connection therewith, may understate the exposures we are assuming, and our financial results may be materially and adversely impacted.

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

The cybersecurity regulatory environment is evolving, and we expect the costs of complying with new or developing regulatory requirements to increase. These laws and regulations vary country to country and state to state, but they generally require the establishment of programs to detect and prevent unauthorized access to personal data and to mitigate theft of personal data. For example, the General Data Protection Regulation (“GDPR”), which establishes uniform data privacy laws across the European Union (“EU”) is effective for all EU member states. The GDPR anticipates the processing of data for reinsurance and other purposes and applies standards and rules that covered entities must establish and monitor with respect to such processing and use. As our operations expand to other jurisdictions, we will be required to comply with cybersecurity laws in those jurisdictions, which will further increase our cost of compliance. See “Part 1, Item 1. Business - Regulations” and “Part 1C. Cybersecurity.”

Our property and casualty reinsurance operations make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.

Certain of our reinsurance operations expose us to claims arising out of unpredictable catastrophic events, including losses from severe weather and other natural catastrophes and man-made disasters such as acts of war or terrorism. The incidence and severity of catastrophes are inherently unpredictable, with climate change continuing to add to that inherent unpredictability as well as increasing the frequency and severity of events. To the extent climate change produces extreme changes in temperatures and weather patterns, it could impact the frequency or severity of weather including, but not limited to, hurricanes, tornadoes, freezes, droughts, other storms, and wildfires. These changes in weather patterns could also affect the frequency and severity of other natural catastrophe events to which we may be exposed. Further, such catastrophes could impact the affordability and availability of homeowners insurance, which could impact pricing. Additionally, increases in the value and geographic concentration of insured property, particularly along coastal regions, could cause the cost of such losses to increase.

Catastrophic losses are a function of the insured exposure in the affected area and the event’s severity. Claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially and adversely affect our business, financial condition and results of operations.

Link to Table of Contents
Finally, given the scientific uncertainty of predicting the effect of climate cycles and global climate change on the frequency and severity of natural catastrophes and the lack of adequate predictive tools, we may not be able to adequately model the associated exposures and potential losses in connection with such catastrophes which could have a material adverse effect on our business, financial condition or operating results.

The loss of significant brokers could materially and adversely affect our business, financial condition and results of operations.

A significant portion of our business is placed through brokered transactions, which involve a limited number of reinsurance brokers, which has continued to decrease in recent years as a result of consolidation in the broker sector. Our two largest brokers each accounted for more than 10% of our gross written premiums, and in the aggregate, they accounted for approximately 33.7% of our gross premiums written in 2023. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. To lose or fail to expand all or a substantial portion of the business provided through brokers could materially and adversely affect our business, financial condition and results of operations.

We depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.

In our proportional reinsurance business, we do not expect to separately evaluate each of the original individual risks assumed under these reinsurance contracts. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not separately evaluate each of the individual claims made on the underlying insurance contracts under quota share contracts, rendering us dependent on the claims decisions our clients make.

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

Our reinsurance balances receivable from brokers and cedents at December 31, 2023 totaled $619.4 million, which included premiums, ceding commissions receivable, and funds at Lloyd’s, a majority of which are not collateralized. We cannot provide assurance that such receivables will be collected or that valuation allowances or write-downs for uncollectible balances will not be required in future periods.

We may not successfully alleviate risk through reinsurance arrangements. Additionally, we may be unable to collect, which could adversely affect our business, financial condition, and results of operations.

As part of our risk management, from time to time, we seek to purchase reinsurance for certain liabilities we reinsure to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a retrocessionaire to make payments under the terms of its agreement with us could have an adverse effect on us because our obligations to our clients would remain. At certain times, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocessional coverage they consider necessary for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage, negotiate terms that we deem

Link to Table of Contents
appropriate or acceptable, or obtain retrocessional coverage from entities with satisfactory creditworthiness. Our inability to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could materially and adversely affect our business, financial condition, and results of operations.

Our failure to comply with restrictive covenants contained in our current or future credit facilities could trigger prepayment obligations, which could adversely affect our business, financial condition, and results of operations.

Our credit facility requires us and/or certain of our subsidiaries to comply with certain covenants, including restrictions on our ability to place a lien or charge on pledged assets, issue debt, and in certain circumstances, on the payment of dividends. For more details, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity”. Our failure to comply with these or other covenants could result in an event of default under the credit facility or any credit facility we may enter into in the future, which, if not cured or waived, could result in us being required to repay the amounts outstanding under these facilities prior to maturity. As a result, our business, financial condition, and results of operations could be materially and adversely affected.

We may not successfully obtain the necessary credit facilities to support our business strategy.

As noted in “Part 1, Item 1. Business - Regulations”, we are required to provide letters of credit or collateral to jurisdictions in which we are not licensed or admitted as a reinsurer. While we have expanded our credit facilities with the addition of the CIBC LOC facility in late 2023, there is no assurance that the Citi LOC facility will be renewed in 2024 (see Note 16 “Commitments and Contingencies - Letters of Credit and Trusts” of the consolidated financial statements).

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

Link to Table of Contents
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

Greenlight Re is licensed as a reinsurer in the Cayman Islands and the EEA. We are also licensed to write insurance business in the U.K. and the EEA through our Syndicate 3456. The suspension or revocation of any of our licenses to do business in either of these jurisdictions for any reason would mean that we would not be able to enter into any new reinsurance contracts in that jurisdiction until the suspension ended or we became licensed in another jurisdiction. The process of obtaining licenses is time-consuming and costly, and we may not be able to become licensed in another jurisdiction in the event we choose to. Any such suspension or revocation of our license would negatively impact our reputation in the (re)insurance marketplace, could have a material adverse effect on any potential license application and would materially and adversely affect our business, financial condition and results of operations.

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

The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations (2018 Revision) (the “Capital and Solvency Regulations”) impose on Greenlight Re to maintain minimum statutory capital and surplus equal to the greater of: a) the minimum capital requirement of $50 million and b) the prescribed capital requirement (the “Capital Requirements”). At December 31, 2023, Greenlight Re was in compliance with the Capital Requirements - see Note 18 “Statutory Requirements” of the consolidated financial statements.

GRIL, our Irish subsidiary, is required to comply with risk-based solvency requirements under the European legislation known as “Solvency II,” including calculating and maintaining a minimum capital requirement and solvency capital requirement. At December 31, 2023, GRIL’s minimum capital requirement and solvency capital requirement was approximately $9.8 million and $39.4 million, respectively. At December 31, 2023, GRIL was in compliance with the capital requirements required under the Irish Insurance Acts and Regulations.

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

In the United States, the Investment Company Act regulates certain companies that invest in or trade securities. We rely on an exemption under the Investment Company Act for an entity organized and regulated as a foreign insurance company which is engaged primarily and predominantly in the reinsurance of risks on insurance agreements. As we hold ourselves out as a global specialty property and casualty reinsurer and we do not propose to engage primarily in the business of investing or trading in securities, we believe the exemption applies. Accordingly, we do not believe that we are, or are likely to become in the future, an investment company under the Investment Company Act. Nonetheless, the law in this area is not well developed, and there is a lack of definitive guidance as to the meaning of “primarily and predominantly” under the relevant exemption to the Investment Company Act. If this exemption were deemed inapplicable, we would have to register under the Investment Company Act as an investment company. Registered investment companies are subject to extensive, restrictive, and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, leverage, dividends, and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. Any changes to our investment strategy necessitated by being labeled a registered investment company could materially and adversely impact our investment results, financial condition, and ability to implement our business strategy.

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

Link to Table of Contents
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

More specifically, with respect to GRIL, Solvency II governs the prudential regulation of insurers and reinsurers, and requires insurers and reinsurers in Europe to meet risk-based solvency requirements. It also imposes group solvency and governance requirements on groups with insurers and/or reinsurers operating in the European Economic Area. A number of European Commission delegated acts and technical standards have been adopted, which set out more detailed requirements based on the overarching provisions of the Solvency II Directive. However, further delegated acts, technical standards, and guidance are likely to be published on an ongoing basis.
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

We may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations, and policies that currently, or may in the future, govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. The MAA includes amendments that provide for a specific administrative fines framework whereby CIMA has been granted the power to issue monetary penalties of up to 1 million Cayman Islands Dollars for a very serious breach.

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

As a matter of Cayman Islands law, a director of a Cayman Islands company is in the position of a fiduciary with respect to the company and therefore it is considered that they owe certain duties to the company, including: a duty to act in good faith and in what they consider to be in the best interests of the company; a duty not to make a profit out of their position as director (unless the company permits them to do so); a duty to exercise their powers for the purposes for which they are conferred; and a duty not to put themselves in a position where the interests of the company conflict with their personal interest or their duty to a third party. A director of a Cayman Islands company owes to the company a duty to act with skill and care. A director will need to exhibit in the performance of their duties both the degree of skill that may reasonably be expected from a subjective perspective determined by reference to their knowledge and experience and the skill and care objectively to be expected from a person occupying office as a director of the company.

Link to Table of Contents
Under Cayman Islands corporate law and pursuant to our Articles, a director may vote on a contract or transaction where the director has an interest as a shareholder, director, officer, or employee, provided such interest is duly disclosed to the Board. In exercising any such vote, such director's duties remain as described above. Pursuant to our Articles none of our contracts will be deemed to be void purely because any director is an interested party in such transaction and in such circumstances, interested parties will generally not be held liable for monies owed to the Company. Under Delaware law, interested party transactions are voidable.

A failure by our Syndicate 3456 to comply with rules and regulations could materially and adversely interfere with our business strategy.

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

The risks associated with the value-oriented investment strategy expected to be employed by SILP may be substantially greater than the risks associated with traditional fixed-income investment strategies. In addition, long equity investments may generate losses if the market declines. Similarly, short equity investments may generate losses in a rising market. The success of the investment strategy may also be affected by general economic conditions. Unexpected market volatility and illiquidity associated with our investment in SILP could materially and adversely affect our investment results, financial condition, or results of operations.

SILP may be concentrated in a few large positions, which could result in material adverse valuation movements.

Our Board of Directors has adopted our investment guidelines, which provide that SILP may commit up to, but not more than, 10% of Greenlight Re Surplus (as defined in the SILP LPA) and 7.5% of GRIL Surplus (as defined in the SILP LPA) to any single investment, unless a waiver has been obtained by the board of directors of Greenlight Re or GRIL, as applicable. At December 31, 2023, SILP, along with certain affiliates of DME Advisors, collectively owned 27.1% of Green Brick Partners, Inc., a publicly traded company (NYSE: GRBK), or the “GRBK Shares”, which was subsequently reduced by approximately 2% in January 2024. At December 31, 2023, SILP had invested more than 10% of Greenlight Re Surplus in GRBK. Under applicable securities laws, DME Advisors may be unable to, or limited in its ability to trade GRBK Shares on behalf of SILP. As of the date of this filing, the board of directors of Greenlight Re had waived the applicable investment guidelines to allow SILP’s investment in the GRBK Shares to exceed the 10% threshold. The board of directors of Greenlight Re and GRIL may grant future waivers relating to the GRBK Shares.

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

Link to Table of Contents
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

The SILP LPA contains exclusivity and limited termination provisions. Accordingly, we are unable to use other investment managers for so long as Greenlight Re and GRIL are limited partners in SILP. Greenlight Re and GRIL, as limited partners of SILP may withdraw upon notice only on the Greenlight Re Relevant Date or the GRIL Relevant Date or “for cause” (each as defined in the SILP LPA). Additionally, while GRIL may withdraw as a limited partner in SILP due to unsatisfactory long-term performance of DME II or DME Advisors, as determined solely by the Board of Directors of GRIL at the end of each fiscal year during the term of the SILP LPA, Greenlight Re may not.
The historical performance of DME Advisors and its affiliates should not be considered indicative of the future results of the SILP investment portfolio, our future results, or any returns expected on our ordinary shares.

The historical returns of SILP and other funds managed by DME Advisors and its affiliates are not directly linked to our ordinary shares. Results for the SILP investment portfolio could differ from those of other funds managed by DME Advisors and its affiliates due to restrictions imposed by our investment guidelines and other factors.

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

Link to Table of Contents
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

Link to Table of Contents
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

Risks Relating to Our Innovations Strategy

The carrying values of our Innovations investments may differ significantly from those that would be used if we carried these investments at fair value. Additionally, we have a material concentration in our top five holdings at December 31, 2023.

Our Innovations investments include private investments and unlisted equities in early-stage or start-up entities for which no active market may exist. We carry these investments on our consolidated balance sheets at cost, less impairment, plus or minus observable price changes (see “Critical Accounting Estimates - “Investments” under “Part II, Item 8. Management Discussion and Analysis of Financial Condition and Results of Operations”). These carrying values may differ significantly from those that would be used if we carried them at fair value. If we were required to liquidate all or a portion of these investments quickly, we could realize significantly less than the carrying value. The carrying value of our Innovations investments may become concentrated in a limited number of entities as a result of subsequent remeasurement and/or have significant exposure to certain geographic areas or economic sectors. The concentration of investments can increase investment risk and volatility. At December 31, 2023, our top five holdings accounted for 67% of the total carrying value. Any of the foregoing could result in a decline in our investment performance and capital resources and, accordingly, could materially and adversely affect our financial results and results of operations.

Our Innovations investments carry higher risks due to illiquidity.

We invest in illiquid equity and debt instruments of early-stage companies in our Innovations investments portfolio. Furthermore, our Innovations investments are generally subject to restrictions on redemptions and sales that limit our ability to liquidate these investments in the short term. As such, there is a high liquidity risk due to the lack of active markets. We may not be able to sell timely, or at all, illiquid holdings of early-stage companies facing significant challenges operationally and financially subsequent to our initial investment (see below “Investments in privately held early-stage companies involve significant risks”). Accordingly, this could materially and adversely affect our business, financial condition and results of operations.

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

Our Innovations unit primarily invests in privately held early-stage companies. Investments in privately held early-stage companies involve a number of significant risks, including the following:

Link to Table of Contents

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
•they may not have adequate internal controls which would make them susceptible to fraud or mismanagement;
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

Link to Table of Contents
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

Risks Relating to Our Ordinary Shares

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

At December 31, 2023, we had $73.3 million of debt outstanding (December 31, 2022: $80.5 million) that matures on August 1, 2026. Our level of debt and the provisions of such debt could have significant consequences, which include, but are not limited to, the following:
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

We cannot assure you that we will be able to refinance our indebtedness debt upon maturity on acceptable terms or at all.

A shareholder may be required to sell its ordinary shares.

Our Articles provide that we have the option, but not the obligation, to require a shareholder to sell its ordinary shares for their fair market value to us, to other shareholders or to third parties if our Board of Directors determines that ownership of our ordinary shares by such shareholder may result in adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders and that such sale is necessary to avoid or cure such adverse consequences.

Link to Table of Contents
Provisions of our Articles, the Companies Act of the Cayman Islands (the “Companies Act”) and our corporate structure may each impede a takeover, which could adversely affect the value of our ordinary shares.

Our Articles contain certain provisions that could make it difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. Our Articles provide that a director may only be removed for “cause” as defined in the Articles, upon the affirmative vote of not less than 50% of the votes cast at a meeting at which more than 50% of our issued and outstanding ordinary shares are represented. Further, under the Amended and Restated Memorandum and Articles of Association of Greenlight Re, a director may only be removed without cause upon the affirmative vote of not less than 80% of the votes cast at a meeting at which more than 50% of our issued and outstanding ordinary shares are represented.

Our Articles permit our Board of Directors to issue preferred shares from time to time, with such rights and preferences as they consider appropriate. Our Board of Directors may authorize the issuance of preferred shares with terms and conditions and under circumstances that could have an effect of discouraging a takeover or other transaction, deny shareholders the receipt of a premium on their ordinary shares in the event of a tender or other offer for ordinary shares and have a depressive effect on the market price of the ordinary shares.

As compared to mergers under corporate law in the United States, it may be more difficult to consummate a merger of two or more companies in the Cayman Islands or the merger of one or more Cayman Islands companies with one or more overseas companies, even if such transaction would be beneficial to our shareholders. For example, a merger or consolidation generally requires the consent of each holder of a fixed or floating security interest, unless the court waives such requirement, and a formal declaration must be made, meeting enumerated requirements, if the transaction involves a foreign company or where the surviving company is the Cayman Islands exempted company.

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

Holders of ordinary shares may have difficulty obtaining or enforcing a judgment against us, and they may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

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

Link to Table of Contents
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

We do not intend to pay dividends on our ordinary shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.

We do not intend to declare and pay dividends on our ordinary shares for the foreseeable future. Therefore, you are not likely to receive any dividends on your ordinary shares for the foreseeable future. The success of an investment in our ordinary shares will depend upon any future appreciation in their value. There is no guarantee that our ordinary shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares.

In the event that we did declare a dividend, such dividends and other distributions on issued and outstanding ordinary shares may only be paid out of the funds of the Company lawfully available for such purpose. Dividends and other distributions will be distributed among the holders of our ordinary shares on a pro rata basis.

Link to Table of Contents

Risks Relating to Taxation

We may become subject to taxation in the Cayman Islands, which would negatively affect our results.

Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. The Governor-in-Cabinet of Cayman Islands has granted us an exemption from the imposition of any such tax on us until February 1, 2025. We cannot be assured that after such date we would not be subject to any such tax. As the law currently stands, upon the expiration of the current exemption, it will be possible for us to apply for another 20 year exemption, which we plan to do. If we were to become subject to taxation in the Cayman Islands, our financial condition and results of operations could be materially and adversely affected.

We may be subject to United States federal income taxation.

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

United States persons who own ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of ordinary shares.

Passive Foreign Investment Company. Potential adverse United States federal income tax consequences, including certain reporting requirements, generally apply to any United States person who owns shares in a passive foreign investment company, or a “PFIC”. We believe that based upon implementation of our business plan, none of Greenlight Capital Re, Greenlight Re, or GRIL will be, or should be, a PFIC for the current taxable year or for any foreseeable future years.

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

The exception for insurance companies is intended to ensure that a qualifying insurance entity’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We intend to operate our business with financial reserves and applicable insurance liabilities at levels that should not cause us to be deemed PFICs, although we cannot provide definitive assurance that we will be successful in structuring our operations to meet such levels nor can we ensure that the IRS will not successfully challenge our status. If we are unable to underwrite sufficient amount of risks and maintain a sufficient amount of applicable insurance liabilities, any of Greenlight Capital Re, Greenlight Re or GRIL may become a PFIC.

In addition, sufficient risk must be transferred under an insurance entity’s contracts with its insureds in order to qualify for the insurance exception. Whether our insurance contracts possess adequate risk transfer for purposes of determining whether income under our contracts is insurance income, and whether we are predominantly engaged in an insurance business, are subjective in nature and there is little authoritative tax guidance on these issues. We cannot provide assurance that the IRS will not successfully challenge our interpretation of the scope of the active insurance company exception and our qualification for

Link to Table of Contents
the exception. Further, the IRS may issue regulatory or other guidance that causes us to fail to qualify for the active insurance company exception on a prospective or retroactive basis. Therefore, we cannot provide definitive assurance that we will satisfy the exception for insurance companies and will not be treated as PFICs currently or in the future.

Controlled Foreign Corporation (“CFC”). United States persons who, directly or indirectly or through attribution rules, own 10% or more of the total combined voting power or value of our shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the CFC rules, each United States 10% shareholder must annually include their pro-rata share of the CFC’s “subpart F income” and “global intangible low-tax income” in their gross income in the year earned by the CFC, even if no distributions are made. In general, a foreign insurance company will be treated as a CFC only if during the taxable year United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the entity’s shares. We believe that the dispersion of our ordinary shares among holders and the restrictions placed on transfer, issuance or repurchase of our ordinary shares, will in most cases prevent shareholders who acquire ordinary shares from being United States 10% shareholders. We cannot provide assurance, however, that these rules will not apply to you if you are or become a United States 10% shareholder. In particular, recent changes to the definition of a United States 10% Shareholder, whereby both vote and value are tested, and recent changes to the constructive ownership rules, whereby shares owned by non-United States persons can be attributed to United States persons, may increase the likelihood of these rules applying. If you are a United States person, we strongly urge you to consult your own tax advisor concerning the CFC rules.

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

a United States person who owns ordinary shares directly or indirectly on the last day of the taxable year would most likely be required to include their pro-rata share of our related person insurance income for the taxable year in their income. This amount would be determined as if such related person insurance income were distributed proportionally to United States persons at that date. We do not expect that we will knowingly enter into reinsurance agreements in which, in the aggregate, the direct or indirect insureds are, or are related to, owners of 20% or more of the ordinary shares. We do not believe that the 20% gross insurance income threshold will be met. However, we cannot provide assurance that this is or will continue to be the case. Consequently, we cannot provide assurance that a person who is a direct or indirect United States shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.

If a United States shareholder is treated as disposing of shares in a foreign insurance corporation that has related person insurance income and in which United States persons own 25% or more of the voting power or value of the entity’s shares, any gain from the disposition will generally be treated as a dividend to the extent of the United States shareholder’s portion of the corporation’s undistributed earnings and profits that were accumulated during the period that the United States shareholder owned the shares. In addition, the shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the direct or indirect United States shareholder. Although not free from doubt, we believe these rules should not apply to dispositions of ordinary shares because Greenlight Capital Re is not directly engaged in the insurance business and because proposed United States Treasury regulations applicable to this situation appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. We cannot provide assurance, however, that the IRS will interpret the proposed regulations in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of ordinary shares.

United States tax-exempt organizations who own ordinary shares may recognize unrelated business taxable income.

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

Link to Table of Contents
The Tax Cuts and Jobs Act (“TCJA”) may cause us to undertake changes to the manner in which we conduct our business and could subject United States persons who own ordinary shares to United States income taxation on our undistributed earnings.
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

At December 31, 2023, we met the bright-line applicable insurance liabilities test. However, there is still substantial uncertainty regarding the application of the test. We cannot guarantee that we will continue to meet the bright-line applicable insurance liabilities test in future periods. In the event that we cannot meet this test, shareholders that are United States persons will be subject to United States income taxation on our undistributed earnings.

Further changes in United States tax regulations and laws including the rules regarding passive foreign investment companies could have a material impact on our ability to qualify for the insurance company exemption and/or change our status for United States persons who own ordinary shares.

A non-U.S. corporation will generally be considered a passive foreign investment company (“PFIC”), for U.S. federal income tax purposes, in any taxable year if either (i) at least 75% of its gross income for such year is passive income or (ii) at least 50% of the value of its assets is attributable to assets that produce or are held for the production of passive income.

Based on our past and current projections of our income and assets, we do not expect the Company to be a PFIC for the 2023 taxable year or for the foreseeable future. However, since our projections may differ from our actual business results and our market capitalization and value of our assets may fluctuate, we cannot definitively assure you that we will not be or become a PFIC in the current taxable year or any future taxable year.

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

Link to Table of Contents
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

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax neutral jurisdictions and preferential tax regimes in countries around the world. The Cayman Islands was removed from the EU’s list of non-cooperative jurisdictions for tax purposes in October 2020 following the introduction of economic substance and private funds legislation and it is considered to be a country which co-operates with the EU with no pending commitments. While the Cayman Islands is currently on the list of co-operative jurisdictions, we are not able to predict if additional requirements will be imposed, and if so, whether changes arising from such additional requirements will subject us to additional taxes. The Cayman Islands’ economic substance legislation had already been evaluated in June 2019 by the OECD’s Forum on Harmful Tax Practices as “not harmful”, which is the highest rating possible. There are no immediate regulatory, tax, trade or other legal impacts to the Company, but we are not able to predict any future EU actions.

On October 8, 2021, the OECD announced an accord endorsing and providing an implementation plan for a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “two pillar plan.” While the Company is not currently aware of any definitive actions being taken in the Cayman Islands to implement a minimum tax, in Ireland, a bill implementing the two pillar plan was signed into law on December 18, 2023, including an “undertaxed profit rule” that will come into effect in 2025. In the United Kingdom, there was an announcement on November 17, 2023 that the government intends to implement an “undertaxed profit rule” with effect no earlier than 2025 as part of its legislation implementing the two pillar plan. If the Cayman Islands does not adopt a minimum tax, the undertaxed profits rule may allow Irish or United Kingdom tax authorities to collect more tax from our Irish or United Kingdom companies. The global minimum tax rules implemented in different jurisdictions (including the undertaxed profit rule) would apply to overseas profits of multinational firms with annual revenue of more than €750 million. While these global minimum tax rules are not expected to apply to the Company as currently proposed and being implemented in jurisdictions applicable to the Company’s operations, due to the Company’s revenues currently falling below the proposed annual revenue threshold, adjustments to the threshold or continued growth of the Company’s revenues could impact the Company in future periods. Further, even if the Company did eventually meet the applicable threshold due to continued revenue growth or otherwise, then given the size and structure of the Company, the Company may be eligible to meet an initial phase transitional safe harbor provided for in the model rules of the accord (and incorporated into the Irish legislation), which provides relief from taxation under the accord for a period of up to five additional years after the Company comes within the scope of the rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity is a complex and constantly evolving risk that we are committed to understanding and mitigating. The foundation of our information security practices is rooted in the principles set forth by the National Institute of Standards and Technology ("NIST"), ensuring a robust and comprehensive approach to safeguarding our digital assets. This program provides standards, guidelines, and best practices for improving our cybersecurity risk management. To effectively manage our cybersecurity risk, we employ a comprehensive approach encompassing risk assessment, identification, and mitigation, all aligned with the rigorous standards and principles. Cybersecurity and IT compliance risk metrics are monitored regularly to assess, identify, manage and protect our environment. Periodic audits of IT and Cybersecurity are carried out as part of internal and external audits and are performed by professionals.

Our approach to third-party cybersecurity underscores a commitment to robust risk management and adherence to industry best practices. By implementing comprehensive measures in line with recognized standards, we ensure that our third-party cybersecurity protocols are aligned with rigorous standards. Regular assessments, SOC reviews, and collaborative efforts

Link to Table of Contents
are integral components of our strategy, aimed at fostering a secure and resilient ecosystem that safeguards sensitive information and maintains the integrity of our digital infrastructure in partnership with external entities.

We have a Chief Information Security Officer ("CISO") and have an IT Steering Committee ("ITSC"). Our CISO is responsible for establishing the cybersecurity vision for the Company, determining and prioritizing cybersecurity initiatives, and keeping abreast of developing security threats. The ITSC reports to the Board and Audit Committee, is chaired by our Chief Risk Officer (“CRO”), and has our CISO, Chief Financial Officer (“CFO”), and GRILChief Executive Officer, and SEC Reporting Officer as some of its members. Our CISO brings over three decades of expertise in the IT Industry and is a member of ISACA, showcasing a rich portfolio of industry certifications like the Certified Information Security Manager (“CISM”), Certified Data Privacy Solutions Engineer (“CPDSE”), and Microsoft Certified Systems Engineer (“MCSE”). The CISO also holds accreditations from vendors such as CISCO and Microsoft. Our CRO has over 20 years’ experience in the property and casualty reinsurance industry, and significant expertise in the field of risk management. He holds a CISM certification, as well as a B.Sc. in Mathematics and a Ph.D. in Computer Science from the University of Salford. Other members of the ITSC hold relevant qualifications and collectively, the ITSC has substantial experience and expertise in cybersecurity, risk, strategy, and management.

The ITSC meets at least quarterly to discuss and approve IT and Cybersecurity matters. The ITSC produces and approves an annual IT budget, as well as an Incident Management and Response plan through which the CISO and the ITSC are informed about cybersecurity incidents.

To assist with mitigating the risks of cybersecurity threats, periodic cybersecurity training is provided to employees, vendors, and members of the Board. Further, to mitigate risk arising from our relationships with third-parties, key vendors must be SOC 2 compliant, as determined in accordance with the framework developed by the American Institute of Certified Public Accountants, or undertake the Company’s enhanced due diligence process. Periodic testing is performed, and all material incidents are reported to the Board.

IT and cybersecurity are a standing Board agenda item, with quarterly presentations to the Board from the IT leadership quarterly. Our Audit Committee assists the Board in its oversight responsibilities regarding our systems, policies, and procedures relating to technology and cybersecurity. The Audit Committee’s charter mandates that the Audit Committee reviews our technology and cybersecurity systems, policies, and procedures (including those relating to our assessment of third-party provider cybersecurity controls) with management. The Audit Committee is further tasked with discussing with management the policies with respect to risk assessment and risk management, including those related to technology and cybersecurity. The CRO presents an IT and Cybersecurity update to the Audit Committee on a quarterly basis and additionally as needed, to inform it of any new or emerging cybersecurity threats or risks.

For the year ended December 31, 2023, we have not identified or experienced any cybersecurity threats or incidents likely to materially affect our business strategy, results of operations, or financial conditions.

See “Item 1A. Risk Factors — Risks Relating to Our Business — Technology breaches or failures, including those resulting from a malicious ransomware or cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.”

ITEM 2. PROPERTIES

We lease office space in Grand Cayman, Cayman Islands, where our principal executive office is located. Additionally, we lease office spaces in the United Kingdom and Ireland. We renew and enter into new leases in the ordinary course of business.

We believe that our office space is sufficient for us to conduct our operations for the foreseeable future. For further discussion of our lease commitments at December 31, 2023, refer to Note 16 “Commitments and Contingencies” of the consolidated financial statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and number of holders

Our ordinary shares are listed on the Nasdaq Global Select Market under the symbol “GLRE.” During 2023, we eliminated our dual-class share structure (see Note 10 “Share Capital” of the consolidated financial statements).

On March 1, 2024, there were 57 holders of record of our ordinary shares. This figure does not include the beneficial owners of our ordinary shares held in “street name” or held through participants in depositories, such as the Depository Trust Company.

Dividends

Since inception, we have not paid any cash dividends on our ordinary shares.

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

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. Our Board of Directors would only approve a dividend after taking into account our capital and liquidity position. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position, and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends are discretionary, and our Board of Directors may, at any time, modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. At December 31, 2023, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Link to Table of Contents
Performance Graph

Presented below is a line graph comparing the yearly change in the cumulative total shareholder return on our ordinary shares for the five year period commencing December 31, 2018 through December 31, 2023 against the total return index for the Russell 2000 Index, or RUT, and the S&P 500 Property & Casualty Insurance Index, or S&P Insurance Index, for the same period. The performance graph assumes $100 invested on December 31, 2018 in the ordinary shares of Greenlight Capital Re, the RUT and the S&P Insurance Index. The performance graph also assumes that all dividends are reinvested.

Share Price Performance
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
50
40
30
20
10
Return ($)
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
GLRE
RUT
S&P Insurance Index

The performance reflected in the graph above is not necessarily indicative of future performance.

This graph and related information presented is not “soliciting material,” is not deemed filed with the SEC, is not subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board has adopted a share repurchase plan. The timing of such repurchases and the actual number of shares repurchased will depend on various factors, including price, market conditions, and applicable regulatory and corporate requirements. On May 2, 2023, our Board of Directors re-approved the share repurchase plan effective from July 1, 2023 until June 30, 2024, authorizing us to repurchase up to $25.0 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase. We are not required to repurchase any of the ordinary shares. The repurchase plan may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice.

There were no share repurchases made under the plan during the fourth quarter and year ended December 31, 2023.

Link to Table of Contents
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis (“MD&A”) of our results of operations for the years ended December 31, 2023, and 2022, and our financial condition at December 31, 2023 and 2022. This discussion should be read in conjunction with “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report.

For the discussion and analysis of our results of operations and changes in financial condition for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to our 2022 Annual Report.

All amounts are reported in U.S. dollars, unless otherwise noted. Tabular dollars are presented in thousands, with the exception of per share amounts or as otherwise noted.

Link to Table of Contents
Overview

Business Overview

We are a global specialty property and casualty reinsurer headquartered in the Cayman Islands, with an underwriting and investment strategy that we believe differentiates us from most of our competitors. Our goal is to build long-term shareholder value by providing risk management solutions to the insurance, reinsurance, and other risk marketplaces. Refer to “Part 1, Item 1. Business” for additional information.

We earned a net income of $86.8 million for the year ended December 31, 2023, an increase of $61.5 million, or 243% over the prior year, as a result of favorable reinsurance pricing conditions with lower losses from catastrophe and weather-related events (collectively referred as “CAT losses”), coupled with favorable rising interest rate environment for our cash and fixed maturity investments (relating to the Lloyd’s syndicates) as well as favorable foreign exchange movement in 2023.

The following is a summary of our financial performance for the year ended December 31, 2023, compared to the prior year:
•Gross premiums written was $636.8 million, an increase of 13.1%;
•Net premiums earned was $583.1 million, an increase of 24.2%;
•Net underwriting income (1) was $32.0 million, compared to an underwriting loss of $10.7 million;
•Total investment income was $66.1 million, a decrease of 4.2% (include 9.4% net return from our investment in SILP, compared to 25.3%);
•Diluted EPS was $2.50, an increase of 242%; and
•Fully diluted book per share(1) was $16.74, an increase of 16.8%.

(1) See “Key Financial Measures and Non-GAAP Measures” section of this MD&A.

Outlook and Trends

Following strong pricing improvements at the January 1, 2023 renewal season and throughout 2023 (primarily in property catastrophe, aviation, war and terror and marine), we witnessed a more disciplined but still attractive January 1, 2024 renewal season. In the property market we noted additional capacity entering the market, but we still saw favorable market conditions to grow our book. On our Specialty and FAL books, we noted a healthy amount of competitive interest but we were successful in securing the accounts we targeted for both renewal and new business with some modest rate increases.

The global inflationary pressures have abated from their recent highs. However, we believe loss cost inflation will continue to be a significant concern within the (re)insurance industry, as it can add uncertainty to the cost of claims, particularly for classes of business with long payout tails. As a result, it creates pricing challenges for new business and valuation challenges in claims reserves. We continue to manage these concerns and risks in multiple ways:

•Our underwriting strategy focuses on relatively shorter-tailed business, which is inherently less exposed to inflation than longer-tailed lines. We estimate the payout duration of our existing reserves at less than three years.
•We incorporate inflation assumptions in all our pricing and reassess these assumptions frequently.
•We are minimizing our exposure to classes that are experiencing severe supply-chain-driven inflation.

The rising interest rate environment over the last two years has had a mixed impact on our financial results. The Term Loans we secured in 2023 are partially exposed to fluctuations in the SOFR interest rate, and we stand to benefit if the interest rates start decreasing. The higher interest rates have improved the yield on our restricted cash and cash equivalents and our funds held at Lloyd’s. To the extent interest rates begin to decrease, we may see some of these trends reverse. The SILP investment portfolio is positioned to benefit from an inflationary environment.

Revenues and Expenses

Revenues

We derive our revenues from two principal sources:
•premiums from reinsurance on property and casualty business assumed (net of any premiums ceded) - see “Critical Accounting Estimates” section of this MD&A; and

Link to Table of Contents
•income from investments, including:
•income (or loss) generated from our investment in SILP, net of management fee and performance compensation;
•gains (or losses) from our other investments, including Innovations-related investments; and
•interest income on our cash and cash equivalents and FAL.

 In addition, we may from time to time derive other income from foreign exchange gains (or losses) relating to underwriting balances, net investment income from Lloyd’s syndicates, fees generated from advisory services, and fees relating to overrides, profit commissions, and fees due upon the early termination of contracts.

Expenses

Our expenses consist primarily of the following:

●	underwriting losses and LAE;
●	acquisition costs;
●	general and administrative (“G&A”) expenses; and
●	interest expense on deposit-accounted contracts and debt.

The extent of our net losses and LAE incurred is a function of the amount and type of reinsurance contracts we write and the loss experience of the underlying coverage. Refer to “Critical Accounting Estimates” section of this MD&A.

Acquisition costs consist primarily of brokerage fees, ceding commissions, premium taxes, profit commissions, letters of credit and trust fees, and federal excise taxes. We amortize deferred acquisition costs relating to successfully bound reinsurance contracts over the related contract term.

General and administrative expenses consist primarily of salaries and benefits and related costs, including costs associated with our incentive compensation plan, bonuses, and stock compensation expenses. General and administrative expenses also include professional fees (non-claim related), travel and entertainment, information technology, rent, and other general operating costs. General and administrative expenses reported in our consolidated statements of operations include both underwriting and corporate expenses.

Deposit interest expense relates to the accretion costs for deposit-accounted contracts that did not meet the risk transfer condition for reinsurance accounting under U.S. GAAP.

Interest expense consists of interest paid and accrued on our debt and the amortization of the related deferred financing costs.

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

The key non-GAAP financial measures used in this Annual Report are:
•Fully diluted book value per share; and
•Net underwriting income (loss).

These non-GAAP financial measures are described below.

Link to Table of Contents

Fully Diluted Book Value Per Share

Our primary financial goal is to increase fully diluted book value per share over the long term. We use fully diluted book value as a financial measure in our incentive compensation plan.

We believe that long-term growth in fully diluted book value per share is the most relevant measure of our financial performance because it provides management and investors a yardstick to monitor the shareholder value generated. Fully diluted book value per share may also help our investors, shareholders, and other interested parties form a basis of comparison with other companies within the property and casualty reinsurance industry. Fully diluted book value per share should not be viewed as a substitute for the most comparable U.S. GAAP measure, which in our view is the basic book value per share.

We calculate basic book value per share as (a) ending shareholders' equity, divided by (b) the total ordinary shares issued and outstanding, as reported in the consolidated financial statements. In prior years, we calculated the basic book value per share by modifying the denominator to exclude unearned performance-based restricted shares granted after December 31, 2021. We have revised this calculation in 2023 to eliminate the basic book value per share non-GAAP financial measure and have restated the 2022 comparative basic book value per share in the table below and elsewhere in this Annual Report to conform with the current presentation.

Fully diluted book value per share represents basic book value per share combined with any dilutive impact of in-the-money stock options and all outstanding restricted stock units “RSUs”. We believe these adjustments better reflect the ultimate dilution to our shareholders.

The following table presents a reconciliation of the fully diluted book value per share to basic book value per share (the most directly comparable U.S. GAAP financial measure):

	December 31, 2023	December 31, 2022
Numerator for basic and fully diluted book value per share:
Total equity as reported under U.S. GAAP	$596,095	$503,120
Denominator for basic and fully diluted book value per share:
Ordinary shares issued and outstanding as reported and denominator for basic book value per share	35,336,732	34,824,061
Add: In-the-money stock options and all outstanding RSUs	264,870	277,960
Denominator for fully diluted book value per share	35,601,602	35,102,021

Basic book value per share	$16.87	$14.45
Increase in basic book value per share ($)	$2.42	$0.40
Increase in basic book value per share (%)	16.8%	2.8%

Fully diluted book value per share	$16.74	$14.33
Increase in fully diluted book value per share ($)	$2.41	$0.34
Increase in fully diluted book value per share (%)	16.8%	2.4%

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

Link to Table of Contents
Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used to calculate net income before taxes under U.S. GAAP. We calculate net underwriting income (loss) as net premiums earned less net loss and loss adjustment expenses, acquisition costs, underwriting expenses (including related G&A expenses), and deposit interest expense. The measure excludes, on a recurring basis: (1) investment income (loss); (2) other income (expense) not related to underwriting, including foreign exchange gains or losses, and Lloyd’s interest income and expense; (3) corporate G&A expenses; and (4) interest expense. We exclude total investment income or loss, foreign exchange gains or losses, and Lloyd’s interest income or expense as we believe these items are influenced by market conditions and other factors unrelated to underwriting decisions. Additionally, we exclude corporate G&A and interest expenses because these costs are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process, and including them could hinder the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income before income taxes.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Year ended December 31
	2023	2022
Income (loss) before income tax	$86,930	$24,526
Add (subtract):
Total investment (income) loss	(66,063)	(68,983)
Other non-underwriting (income) expense	(17,872)	11,777
Corporate expenses	23,653	17,793
Interest expense	5,344	4,201
Net underwriting income (loss)	$31,992	$(10,686)

Link to Table of Contents
Consolidated Results of Operations

The table below summarizes our consolidated operating results for the years ended December 31:

	2023	2022
Underwriting revenue
Gross premiums written	$636,810	$563,171
Gross premiums ceded	(42,762)	(33,429)
Net premiums written	594,048	529,742
Change in net unearned premium reserves	(10,901)	(60,265)
Net premiums earned	583,147	469,477
Underwriting related expenses
Net loss and loss adjustment expenses incurred:
Current year	348,798	316,367
Prior year (1)	11,206	118
Net loss and loss adjustment expenses incurred	360,004	316,485
Acquisition costs	168,877	143,148
Underwriting expenses	19,587	13,813
Deposit interest expense	2,687	6,717
Net underwriting income (loss) (2)	31,992	(10,686)

Income from investment in SILP	28,696	54,844
Net investment income	37,367	14,139
Total investment income	66,063	68,983

Corporate expenses	23,653	17,793
Foreign exchange (gains) losses	(11,566)	5,988
Other (income) expense, net	(6,306)	5,789
Interest expense	5,344	4,201
Income tax expense (benefit)	100	(816)
Net income	$86,830	$25,342

Earnings per share:
Basic	$2.55	$0.75
Diluted	$2.50	$0.73

Underwriting ratios:
Loss ratio - current year	59.8%	67.4%
Loss ratio - prior year	1.9%	—%
Loss ratio	61.7%	67.4%
Acquisition cost ratio	29.0%	30.5%
Composite ratio	90.7%	97.9%
Underwriting expense ratio	3.8%	4.4%
Combined ratio	94.5%	102.3%
1 The net financial impacts associated with changes in the estimate of losses incurred in prior years, which incorporate earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and deposit interest expense, were a loss of $15.7 million in 2023 (2022: $12.2 million).

2 Net underwriting income (loss) is a non-GAAP financial measure. See “ Key Financial Measures and Non-GAAP Measures” above for discussion and reconciliation of non-GAAP financial measures.

Link to Table of Contents
The following provides further details on the significant variances for the year ended December 31, 2023, compared to 2022.

Overview

For the year ended December 31, 2023, fully diluted book value per share increased by $2.41, or 16.8%, to $16.74 per share and basic book value per share increased by $2.42, or 16.8%, to $16.87 per share since December 31, 2022 driven by strong underwriting performance.

For the year ended December 31, 2023, our net income increased by $61.5 million to $86.8 million, driven mainly by the following:

•Underwriting income: Increased by $42.7 million to $32.0 million, primarily driven by combined ratio improving 7.8 percentage points mainly due to lower CAT losses and favorable pricing in 2023, partially offset by an increase in adverse loss development from prior years. For further information on CAT losses and prior year loss development, refer to Note 7 - Loss and Loss Adjustment Expense Reserves of the consolidated financial statements.

•Investment income: Declined by $2.9 million to $66.1 million. While we benefited from the rising U.S. interest rates on our cash and short-term investment holdings, this was offset by a decline in SILP’s net income. SILP generated a net return of 9.4% in 2023, compared to 25.3% in 2022.
•Foreign exchange gains: Increased by $17.6 million driven mainly by the strengthening of the U.S. dollar over the pound sterling.

•Other income: Increased by $12.1 million driven primarily by an increase in investment income on funds withheld by third party Lloyd’s syndicates. The Lloyd’s syndicates invest a portion of these funds in fixed-maturity securities and investment funds. We record our share of the investment income and fair value adjustments on these securities when the syndicates report them to us, generally on a quarter in arrears.

•Corporate expenses: Increased by $5.9 million primarily driven by $4.3 million of severance relating to the separation agreement entered with our former CEO. For further details, see “Separation Agreement with CEO” in Note 15 - “Related Party Transactions” in the consolidated financial statements.

Underwriting Results by Segment

For our Property and Casualty Reinsurance segment, we analyze it based on three lines of business: “property,” “casualty,” and “other.”

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Year ended December 31
	2023		2022
Property	$113,291	17.8%	$85,323	15.2%
Casualty	351,037	55.1	325,103	57.7
Other	172,482	27.1	152,745	27.1
Total	$636,810	100.0%	$563,171	100.0%

As a result of our underwriting philosophy, the total premiums we write and the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities we identify.

Link to Table of Contents
Our gross premiums written increased by $73.6 million, or 13.1%, compared to the same period in 2022. The following table provides a further analysis of this overall increase:

Gross Premiums Written
Year ended December 31, 2023
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$28.0	32.8%
The increase was driven from growth in our Commercial class, mainly due to new quota share treaties bound in mid-2022 and new Innovations contracts via Syndicate 3456 in 2023. This resulted in a change in business mix for Property, predominantly with Commercial and Personal which accounted for 46% and 54%, respectively, of total Property, compared to 17% and 80%, respectively, for the same period in 2022.

Casualty	$25.9	8.0%
The increase was driven mainly from growth in General Liability, Professional Liability, and Motor Liability from new contracts and premiums written from quota share treaties bound in 2022. This growth was partially offset by a reduction in the Workers’ Compensation class, where we have significantly reduced our appetite for quota share treaties beginning in 2022, coupled with a premium decrease in the Multi-line class.

As a result, the business mix within our Casualty line of business has shifted between General Liability and Multi-line classes, accounting for 27% and 62% of total Casualty, respectively, compared to 19% and 69%, respectively, in same period in 2022.

Other	$19.7	12.9%
The increase was driven mainly by new contracts within our Marine class and Other Specialty class, primarily in energy, aviation and cyber risk. This was partially offset by a reduction in premiums from our Financial class, predominantly due to lower merger and acquisition activity in 2023 impacting premium from transactional liability programs, partially offset by new premiums from credit and surety contracts.

As a result, the change in business mix was follows: Other Specialty, Financial, and Marine represented 45%, 33%, and 18%, respectively, compared to 36%, 44%, and 15%, respectively, for the same period in 2022.

Premiums Ceded
For the year ended December 31, 2023, ceded premiums were $42.8 million, or 6.7% of gross premiums written, compared to $33.4 million, or 5.9% of gross premiums written, for the year ended December 31, 2022. The increase was mainly due to purchasing an aviation quota share retrocession coverage, as well as an additional $10.0 million excess of loss coverage to manage our exposure to marine and energy.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Year ended December 31
	2023		2022
Property	$94,651	15.9%	$67,680	12.8%
Casualty	337,111	56.7	315,935	59.6
Other	162,286	27.3	146,127	27.6
Total	$594,048	100.0%	$529,742	100.0%

Our net premiums written increased by $64.3 million, or 12.1%, compared to the year ended December 31, 2022. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Link to Table of Contents

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Year ended December 31
	2023		2022
Property	$86,539	14.8%	$52,397	11.2%
Casualty	331,196	56.8	289,820	61.7
Other	165,412	28.4	127,260	27.1
Total	$583,147	100.0%	$469,477	100.0%

Net premiums earned increased by $113.7 million or 24.2%, compared to the prior year. The change in net premiums earned is primarily a function of the amount and timing of net premiums written during the current and prior periods, coupled with the mix of business written in the form of excess of loss versus proportional contracts.

Loss and LAE Incurred, Net

The components of the loss ratio were as follows:

	Year ended December 31
	2023	2022	Increase / (decrease) in loss ratio points
Current accident year loss ratio	59.8%	67.4%	(7.6)
Prior year reserve development ratio	1.9%	—%	1.9
Loss ratio	61.7%	67.4%	(5.7)

Current accident year loss ratio improved by 7.6 points for the year ended December 31, 2023, compared to the same period in 2022 primarily due to 3.6 points in lower CAT losses, coupled with favorable pricing and change in business mix in 2023.
For the year ended December 31, 2023, prior year adverse loss development was 1.9%, compared to a negligible amount in 2022. Refer to Note 7 Loss and Loss Adjustment Expense Reserves to the consolidated financial statements for further details on prior year loss developments.

The following table provides a breakdown of net losses incurred by lines of business:

	Year ended December 31
	2023		2022
Property	$62,266	17.3%	$40,885	12.9%
Casualty	225,314	62.6	205,641	65.0
Other	72,424	20.1	69,959	22.1
Total	$360,004	100.0%	$316,485	100.0%

Link to Table of Contents
The loss ratios by lines of business were as follows:

	Year ended December 31
	2023	2022	Increase / (decrease) in loss ratio points
Property	72.0%	78.0%	(6.0)%
Casualty	68.0	71.0	(3.0)
Other	43.8	55.0	(11.2)
Total	61.7%	67.4%	(5.7)%

The following provides further details on the change in 2023 vs. 2022:

	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$21.4	(6.0)%
The increase in losses incurred is primarily due to 65.2% increase in net premiums earned, and to a lesser degree due to a higher dollar amount of current year CAT losses.

However, our loss ratio improved mainly due to a decrease of 4.7 loss ratio points from current CAT losses, in part due to higher premiums earned. In 2023, the U.S. severe storms losses and other CAT events contributed 19.3 loss ratio points to the Property loss ratio. During the comparable period in 2022, CAT losses from Hurricane Ian, Typhoons Nanmadol and Hinnamnor, and Tennessee wildfires contributed 24.0 percentage points to the Property loss ratio.

Additionally, the Property loss ratio benefited by 2.1 percentage points due to an increase in favorable prior year CAT loss development for various underwriting years (2017 to 2022).

Casualty	$19.7	(3.0)%
The increase in losses incurred was primarily driven by the 14.3% increase in net premiums earned, coupled with an increase of $19.7 million or 5.5 loss ratio points in prior year loss development predominantly driven by attritional losses relating to motor, general liability, multiline, workers’ compensation and professional liability programs.

However, our Casualty business benefited by 5.1 loss ratio points from lower current year CAT losses, compared to 2022 when the Multi-line class was adversely impacted by Hurricane Ian. Further, the overall decrease in loss ratio was also driven by the change in business mix. We significantly grew General Liability and Multi-line classes at much lower loss ratios than the Workers’ Compensation class.

Other	$2.5	(11.2)%
Despite the 30.0% increase in net premiums earned, driven from growth in our Marine and Other Specialty classes, we had only a marginal increase in losses incurred for Other, primarily due to 8.2 loss ratio point improvement from prior year favorable loss development, and to a lesser extent, from lower CAT losses. The prior year favorable loss development was predominantly from the following classes of business: Mortgage, Transactional Liability, and Whole Account Marine and Energy.

See “Critical Accounting Estimates, Loss and Loss Adjustment Expense Reserves” in this MD&A and “Note 7. Loss and Loss Adjustment Expense Reserves ” to the consolidated financial statements for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.

Link to Table of Contents
Acquisition Costs, Net

Our total acquisition costs increased by 18.0% to $168.9 million, compared to 2022, mainly due to growth in net premiums earned, offset partially by lower broker commissions from excess of loss contracts compared to proportional treaties. For the year ended December 31, 2023, net profit commission expense of $14.8 million, (2022: $16.0 million) was included in our total acquisition costs.

The acquisition cost ratios by line of business were as follows:

	2023	2022	Increase / (decrease)
Property	18.7%	22.2%	(3.5)%
Casualty	30.5	29.0	1.5
Other	31.3	37.4	(6.1)
Total	29.0%	30.5%	(1.5)%

The following provides further details on the change in 2023 vs. 2022:

	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(3.5)%
The decrease was due primarily to the higher proportion of excess of loss contracts that have a lower ceding commission rate than proportional treaties. Based on net premiums earned for Property, excess of loss contracts accounted for 10% compared to 6% in 2022.

Casualty	1.5%
The marginal increase was due primarily to changes in our business mix, particularly with an increase in net premiums earned from General Liability, Professional Liability and Multi-line (including FAL) classes, which have higher ceding commission rates than the Workers’ Compensation business.

Other	(6.1)%
The decrease was driven primarily by change in business mix, coupled with a higher proportion of excess of loss contracts than proportional treaties. Based on net premiums earned for Other, excess of loss contracts accounted for 23% compared to 18% in 2022.

Ratio Analysis
The following table provides our underwriting ratios by line of business:

	Year ended December 31				Year ended December 31
	2023				2022
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	72.0%	68.0%	43.8%	61.7%	78.0%	71.0%	55.0%	67.4%
Acquisition cost ratio	18.7	30.5	31.3	29.0	22.2	29.0	37.4	30.5
Composite ratio	90.7%	98.5%	75.1%	90.7%	100.2%	100.0%	92.4%	97.9%
Underwriting expense ratio				3.8				4.4
Combined ratio				94.5%				102.3%
Our underwriting expense ratio decreased by 0.6 points, compared to the same period in 2022, mainly due to 0.8 point reduction from lower interest expense on deposit-accounted contracts based on revised expectations of ultimate cash flows in 2023.

Link to Table of Contents

G&A Expenses

The breakdown of our G&A expenses between under underwriting and corporate functions was as follows:

	Year ended December 31
	2023	2022
Underwriting expenses	$19,587	$13,813
Corporate expenses	23,653	17,793
Total G&A expenses	$43,240	$31,606

G&A expenses increased by $11.6 million, or 36.8%, compared to the prior year. The increase was driven by:

•Underwriting expenses: Increased by $5.8 million, or 41.8%, mainly due to scaling up as we added to our talent pool, which contributed to the growth in gross premiums written in 2023. Increase in allowance for credit losses relating to certain reinsurance balances receivable and loss recoverable also accounted for the increase in underwriting expenses. The increase was partially offset by lower legal and other professional fees. See above “Ratio Analysis” for a discussion on our underwriting expense ratio.

•Corporate expenses: Increased by $5.9 million or 32.9%, driven mainly by $6.4 million of severance related costs compared to $1.1 million in the prior year. The 2023 severance costs included a $1.5 million non-cash charge relating to the accelerated vesting of the former CEO’s restricted shares as well as the modified grant relating to his unvested performance-based restricted shares. The remaining increase was mainly due to an increase in personnel costs, including an increase in accrued incentive compensation costs in light of the Company’s performance in 2023. The incentive compensation cost for 2022 was nil due to the net underwriting loss. This increase in corporate expenses was partially offset by lower D&O insurance expense.

Total Investment Income

Total investment income incorporates (i) changes in the net asset value of our investment in SILP, (ii) interest income earned on cash and cash equivalents, including the restricted funds pledged as collateral to our clients, and (iii) gains (or losses) and interest on our portfolio of Innovations investments. We expect our total investment income, including any change in the net asset value of our investment in SILP, to fluctuate from period to period.

A summary of our total investment income is as follows:

	Year ended December 31
	2023	2022
Interest and dividend income, net of withholding taxes and other expenses	$35,629	$4,466
Net realized and unrealized gains on other investments (see Note 4)	1,738	9,673
Net investment-related income	$37,367	$14,139
Share of SILP's net income (see Note 3)	28,696	54,844
Total investment income	$66,063	$68,983

Link to Table of Contents
Net investment-related income

Our net investment-related income increased by $23.2 million or 164.3% compared to 2022 mainly due to rising U.S. interest rates, which resulted in an increase in interest income from our cash and cash equivalent (including restricted cash), partially offset by lower average outstanding balance in 2023. The U.S. Federal Reserve hiked its benchmark rate 11 times for a total of 5.25 percentage points since March 2022. Our Innovations-related investments had less gains in 2023 in part due to less favorable pricing conditions from completed financing rounds by some of our Innovation investees compared to 2022.

Share of SILP’s Net Income

Our share of SILP’s net income decreased by $26.1 million in 2023 compared to 2022. For the year ended December 31, 2023, SILP reported a net investment return of 9.4%, compared to 25.3% for 2022. The following table provides a breakdown of the gross and net investment returns:

	Year ended December 31
	2023	2022
Long portfolio gains (losses)	32.1%	—%
Short portfolio gains (losses)	(22.1)	26.1
Macro gains (losses)	3.7	3.8
Other income and expenses [1]	(3.2)	(1.8)
Gross investment return	10.5%	28.1%
Net investment return [1]	9.4%	25.3%
1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts. For further information about management fees and performance compensation, refer to Note 15 “Related Party Transactions” of the consolidated financial statements.

The most significant contributors to SILP’s net investment return for the year ended December 31, 2023 were long positions in Green Brick Partners Inc., CONSOL Energy Inc., and a S&P 500 / U.S. interest rate derivative position. For the same period, the most significant detractors were three single-name short positions.
Each month, we post on our website (www.greenlightre.com) the returns from our investment in SILP.

Interest Expense

Our interest expense for the year ended December 31, 2023 increased by $1.1 million to $5.3 million compared to 2022. The increase was driven primarily by the increase in borrowing cost for new Term Loans, which were partially used to repay the outstanding Convertible Notes (see Note 9 “Debt and Credit Facilities” to the consolidated financial statements). The interest expense for the year ended December 31, 2023 included $0.6 million of unrealized loss on the interest rate swaps used to partially hedge the Term Loans.

Income Taxes

For the year ended December 31, 2023, we incurred net income tax expense of $0.1 million, net of a $2.3 million reversal of deferred tax asset provision based on management’s conclusion that it was more likely than not that the Company will fully realize the deferred tax asset. For the year ended December 31, 2022, we had a net income tax recovery of $0.8 million primarily due to a tax refund relating to Verdant. For further information, see Note 14 “Income Taxes” to the consolidated financial statements.

Link to Table of Contents
Financial Condition

Investments

The following table provides a breakdown of our total investments:

	December 31
	2023		2022
Investment in related party investment fund (SILP)	$258,890	78.0%	$178,197	71.7%
Other investments:
Private investments and unlisted equities	71,157	21.4	62,433	25.1
Debt and convertible debt securities	2,136	0.6	1,846	0.8
Certificates of deposit	—	—	6,000	2.4
Total other investments	$73,293	22.0%	$70,279	28.3%

Total investments	$332,183	100.0%	$248,476	100.0%

At December 31, 2023, our total investments increased by $83.7 million, or 33.7%, to $332.2 million from December 31, 2022. The increase was primarily driven from net additional contributions into SILP, coupled with the net investment return in 2023.

Investments in SILP

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

The following table represents the composition of SILP’s investments:

	December 31
	2023		2022
	Long %	Short %	Long %	Short %
Equities and related derivatives	90.2	53.8	84.4	49.7
Private and unlisted equity securities	2.0	—	3.2	—
Debt instruments	0.3	—	0.6	—
Total	92.5%	53.8%	88.2%	49.7%

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate derivatives, inflation swaps and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount and options are reported at their delta-adjusted basis. At December 31, 2023, SILP’s exposure to gold on a delta-adjusted basis was 11.2% (2022: 15.2%).

Link to Table of Contents

The following table represents the composition of SILP by industry sector at December 31, 2023:

Sector	Long %	Short %	Net %
Communication Services	—%	(3.7)%	(3.7)%
Consumer Discretionary	38.7	(11.9)	26.8
Consumer Staples	—	(1.0)	(1.0)
Energy	14.2	—	14.2
Financial	15.5	(11.7)	3.8
Healthcare	7.2	(1.8)	5.4
Industrials	3.7	(7.6)	(3.9)
Materials	6.6	(0.6)	6.0
Real Estate	—	(4.0)	(4.0)
Technology	4.5	(8.2)	(3.7)
Utilities	1.3	(3.3)	(2.0)
Other	0.8	—	0.8
Total	92.5%	(53.8)%	38.7%

The following table represents the composition of SILP, by the market capitalization of the underlying issuer, at December 31, 2023:

Capitalization	Long %	Short %	Net %
Mega Cap Equity (≥$25 billion)	0.6%	(16.4)%	(15.8)%
Large Cap Equity (≥$10 billion and <$25 billion)	5.7	(6.3)	(0.6)
Mid Cap Equity (≥$2 billion and <$10 billion)	80.5	(25.3)	55.2
Small Cap Equity (<$2 billion)	3.4	(5.8)	(2.4)
Debt Instruments	0.3	—	0.3
Other	2.0	—	2.0
Total	92.5%	(53.8)%	38.7%

At December 31, 2023, 95.0% of SILP’s portfolio was valued based on quoted prices in actively traded markets (Level 1), 3.6% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and a nominal amount was composed of instruments valued based on non-observable inputs (Level 3). At December 31, 2023, 1.4% of SILP’s portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.
Other Investments

The other investment holdings relate to private investments made by Innovations. During 2023, we made $7.1 million of new private investments compared to $13.2 million in the prior year. While we manage a diversified Innovations-related investment portfolio with approximately 40 holdings, our top five holdings accounted for 67% of the total carrying value as a result of favorable fair value remeasurement since our initial investments, net of impairment charges. For further information, see Note 4 “Other Investments” of the consolidated financial statements.

The certificate of deposit was redeemed in 2023 to provide cash collateral for the new Loan Facility (see “Debt” below).

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents primarily for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $63.7 million, or 9.5%, from $668.3 million at December 31, 2022, to $604.6 million at December 31, 2023, primarily due to release of collateral from our ceding insurers relating to legacy contracts in run-off. During the year ended December 31, 2023, we also pledged $10.0 million collateral as security for the new Loan Facility (see “Debt” below).

Link to Table of Contents
Reinsurance balances receivable

Our reinsurance balances receivable increased by $113.8 million, or 22.5%, to $619.4 million from $505.6 million at December 31, 2022. This increase was driven primarily by premiums held by Lloyd’s syndicates through GCM. See “Concentration of Credit Risk - Reinsurance Balances Receivable, net” in Note 16 “Commitments and Contingencies” to the consolidated financial statements.

Loss and LAE Reserves; Loss and LAE Recoverable

Our reserves for loss and LAE by lines of business were as follows:

	December 31, 2023			December 31, 2022
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
Property	$24,181	$41,056	$65,237	$20,354	$41,361	$61,715
Casualty	136,713	299,933	436,646	146,702	227,979	374,681
Other	28,156	131,515	159,671	17,700	101,372	119,072
Total	$189,050	$472,504	$661,554	$184,756	$370,712	$555,468

Our total gross loss and LAE reserves increased by $106.1 million, or 19.1%, to $661.6 million from $555.5 million at December 31, 2022. See Note 7 “Loss and Loss Adjustment Expense Reserves” of the consolidated financial statements for a summary of changes in outstanding loss and LAE reserves and a description of prior period loss developments.

Our total loss and LAE recoverable increased by $12.4 million, or 94.0%, to $25.7 million from $13.2 million at December 31, 2022. See Note 8 “Retrocession” of the consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

PML

For most of the contracts we write, defined limits of liability limit our risk exposure. Once each contract’s limit of liability has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts covering first-dollar exposure, do not contain aggregate limits.

Our property and Lloyd’s business, and to a lesser extent our casualty and other business, incorporate contracts that contain natural peril loss exposure. We currently monitor our catastrophe loss exposure in terms of our PML (net of retrocession and reinstatement premiums). We anticipate that our PMLs will vary from period to period depending upon the modeled simulated losses and the composition of our in-force book of business.

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

At January 1, 2024, our estimated largest PML at a 1-in-250-year return period for a single event and in aggregate was $89.7 million and $97.0 million, respectively, both relating to the peril of North Atlantic Hurricane, compared to $77.5 million and $83.5 million, respectively, at January 1, 2023. We have increased our PMLs in response to favorable market conditions and attractive opportunities, coupled with increased surplus.

Link to Table of Contents

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions for both a single event loss and aggregate loss measures at the 1-in-250-year return period.

	January 1, 2024
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
	($ in thousands)
North Atlantic Hurricane	$89,651	$97,041
Southeast Hurricane	83,339	85,296
Gulf of Mexico Hurricane	66,557	68,830
Northeast Hurricane	51,028	51,028
North America Earthquake	87,227	90,414
California Earthquake	74,105	77,981
Other N.A. Earthquake	45,187	46,177
Japan Earthquake	34,998	35,941
Japan Windstorm	29,766	31,695
Europe Windstorm	52,360	55,980

Debt

Our total debt decreased by $7.3 million, or 9.0%, to $73.3 million from $80.5 million at December 31, 2022. During 2023, we repurchased $17.5 million of Convertible Notes for a marginal realized gain. Further, we repaid the remaining $63.4 million of Convertible Notes, including accrued interest, which matured on August 1, 2023. To repay this debt, we entered into a $75.0 million Loan Facility with a group of banks. In connection with this Loan Facility, we contractually agreed to hedge 50% of the floating rate Term Loans for the duration of the Loan Facility. Refer to Note 9 “Debt and Credit Facilities” of the consolidated financial statements for further information.

Total shareholders’ equity

Total shareholders’ equity increased by $93.0 million to $596.1 million, compared to $503.1 million at December 31, 2022. The increase was primarily due to the net income of $86.8 million reported for the year. For details of other movements in shareholders’ equity, see the consolidated statements of shareholders’ equity.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. We manage liquidity at the holding company and operating subsidiary level.

Holding Company

Greenlight Capital Re is a holding company with no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, Greenlight Capital Re’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay dividends and/or distributions is limited by:
•the applicable laws and regulations of the countries in which Greenlight Capital Re’s subsidiaries operate (see Note 18 “Statutory Requirements” to the consolidated financial statements);
•the need to maintain adequate capital levels to support our reinsurance operations; and
•the need to preserve our current “A- (Excellent)” rating with a stable outlook by A.M. Best.

As a holding company, Greenlight Capital Re has minimal continuing cash needs, most of which are related to the payment of corporate and general administrative expenses and interest expenses. Our current policy is to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

Link to Table of Contents
We anticipate positive cash flows from operations (underwriting activities and investment income) to be sufficient to cover cash outflows under most loss scenarios in the near term. Based on expected cash flows from operations, financing arrangements and redemptions from related party investment fund as needed (subject to three day’s notice to the general partner), we believe we have sufficient liquidity to cover our working capital requirements and other contractual obligations and commitments through the foreseeable future.

Operating Subsidiaries

Our sources of funds from operating subsidiaries consist primarily of premium receipts (net of brokerage and ceding commissions), investment income, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest, and G&A expenses. Our reinsurance business inherently provides liquidity as premiums are received well in advance of the time claims are paid. However, the amount of cash required to fund loss payments can fluctuate significantly from period to period due to the low frequency / high severity nature of certain types of business we write.

The following table summarizes our sources and uses of funds:

	Year ended December 31
	2023	2022
Total cash provided by (used in):
Operating activities	$7,507	$(31,799)
Investing activities	(53,133)	47,015
Financing activities	(5,292)	(19,828)
Effect of currency exchange on cash(1)	100	59
Net cash inflows (outflows)	(50,818)	(4,553)
Cash, beginning of period	706,548	711,101
Cash, end of period	$655,730	$706,548
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 5 of the consolidated financial statements.

Cash provided by operating activities

The increase in cash provided by operating activities was driven mainly by $42.7 million improved underwriting income, coupled with the ebb and flow from our underwriting activities, which may vary significantly from period to period depending on the mix of business, the nature of underwriting opportunities available and volume of claims submitted to us by our cedents.

Cash used in investing activities

The increase in cash used for investing activities was driven mainly by the net change in our investment in SILP where we made a net contribution of $52.0 million during 2023 compared to a net redemption of $60.2 million during 2022. During 2023, we deployed $6.1 million less on Innovations-related investments compared to 2022, and collected $6.0 million of proceeds from a matured term deposit.

Cash used in financing activities

The decrease in cash used in our financing activities was due to drawing $74.1 million from the new Loan Facility, offset by the repayment of the remaining Convertible Notes on August 1, 2023, in addition to the partial repurchase of these Convertible Notes at a discount in 2023. In 2022, we had repurchased $19.8 million of our Convertible Notes.

Capital Resources

The following table summarizes our capital structure:

Link to Table of Contents

	December 31, 2023	December 31, 2022
Debt	$74,062	$80,534
Shareholders’ equity	596,095	503,120

Ratio of debt to shareholders’ equity	12%	16%

The debt to shareholders’ equity provides an indication of our leverage and capital structure, along with some insights into our financial strength. In addition to the above capital, we also have LOC facilities to support our reinsurance business operations where we are not licensed or admitted as a reinsurer.

The following is a summary of the changes in our capital:
Debt

At December 31, 2023, our debt consisted of the new $75.0 million Loan Facility used principally to repay the Convertible Notes that were outstanding at December 31, 2022, net of repurchases during 2023. We also made the initial loan installment repayment on the Loan Facility. The facility will mature on August 1, 2026.

Ordinary Shares

At December 31, 2023, there were 35,336,732 outstanding ordinary shares, an increase of 512,671 since December 31, 2022, due to restricted shares granted to our employees and non-executive directors.

While our Board of Directors renewed the $25.0 million share repurchase plan in 2023, we did not repurchase any ordinary shares for year ended December 31, 2023 (see “Item 5 - Market for Registrants’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

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

Secured LOC Facilities

    At December 31, 2023, our total LOC capacity was $489.0 million, compared to $289.0 million at December 31, 2022. The increase was due to a new LOC credit facility established to accommodate future growth and to diversify the concentration risk of having a single facility. At December 31, 2023, we had $290.7 million LOCs outstanding compared to $203.9 million at December 31, 2022. The increase is driven by, among other factors, the amount of unearned premiums, development of loss reserves, the expansion of our business and loss experience of that business.

The amount drawn from the LOC facilities are secured by cash collateral, reported as restricted cash and cash equivalents in the consolidated balance sheets.

Contractual Obligations and Commitments

At December 31, 2023, our contractual obligations and commitments by period due were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating activities
Loss and loss adjustment expense reserves (1)	$314,238	$209,713	$78,063	$59,540	$661,554
Operating lease obligations (2)	637	1,005	—	—	1,642
Financing activities
Debt (3)	3,703	70,359	—	—	74,062
Total	$318,578	$281,077	$78,063	$59,540	$737,258

Link to Table of Contents
(1) Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.
(2) See Note 16 “Commitments and Contingencies” of the consolidated financial statements.
(3) See Note 9 “Debt and Credit Facilities” of the consolidated financial statements.

Critical Accounting Estimates

Our consolidated financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I, Item IA. — Risk Factors,” cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition, or liquidity. We believe the following accounting policies affect the more significant estimates used to prepare our consolidated financial statements. We have summarized the descriptions below for clarity. We have included a more detailed description of our significant accounting policies and recently issued accounting standards in Note 2 “Significant Accounting Policies” to the consolidated financial statements.

Premium Revenues

Gross Premiums Written

We record our property and casualty reinsurance premiums as premiums written based on our best estimate of the ultimate premiums for the contract period. Our estimates are based on actuarial pricing models and information received from ceding companies. Further, we record reinsurance premiums so long as they meet the risk transfer criteria under U.S. GAAP (see “Deposit Contracts” below).

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

For quota share (also known as proportional) contracts, we record premiums in the same periods in which the underlying insurance contracts are written, based on cession statements from cedents. We typically receive these statements monthly or quarterly, depending on the terms specified in each contract. For any reporting lag, we estimate premiums written based on the portion of the estimated ultimate premiums relating to the risks bound during the lag period.

For multi-year contracts, reinsurance premiums are recorded at the inception of the contract based on our best estimate of total premiums to be received. Premiums are recognized on an annual basis for multi-year contracts where the cedants have the ability to unilaterally commute or cancel coverage within the term of the contract.

We regularly review premium estimates. Such review includes our experience with the ceding companies, managing general underwriters, familiarity with each market, the timing of the reported information, a comparison of reported premiums to expected ultimate premiums, along with a review of the aging and collection of premiums. We evaluate the appropriateness of the premium estimates on the basis of these reviews and record any adjustments to these estimates in the period in which they are determined. Changes in premium estimates, including premium receivable on both excess of loss and quota share contracts, are not unusual and may result in significant adjustments in any period. A portion of amounts included in “Reinsurance balances receivable” in the consolidated balance sheets represent estimated premiums written, net of commissions and brokerage, that are not currently due based on the terms of the underlying contracts. Additional premiums due on a contract with no remaining coverage period are earned in full when written.

Certain contracts provide for reinstatement premiums in the event of a loss. Reinstatement premiums are written and earned when a triggering loss event occurs.

Net Premiums Earned

We earn premiums over the risk coverage period. Unearned premiums represent the unexpired portion of reinsurance provided. Changes in circumstances subsequent to the inception of contracts can impact the earnings period. For instance, when exposure limits for a reinsurance contract are reached, any associated unearned premiums are fully earned.

Link to Table of Contents
Excess of loss reinsurance contracts are generally written on a “losses occurring” or “claims made” basis over the term of the policy. Accordingly, premiums are earned evenly over the contract term, which is generally 12 months.

Line slip or proportional insurance/reinsurance contracts are generally written on a “risks attaching” basis, covering claims that relate to the underlying policies written during the terms of these contracts. As the underlying business incepts throughout the contract term, which is generally one year, and the underlying business generally has a one year coverage period, these premiums are generally earned evenly over a 24-month period from inception.

Deposit Contracts

If we determine that a reinsurance contract does not transfer sufficient risk to merit reinsurance accounting treatment, we report the premium we receive as a deposit liability. Similarly, we report the premium we pay as a deposit asset for ceded contracts that do not transfer sufficient risk to merit reinsurance accounting. Any income and expense on deposit-accounted contracts is calculated using the interest method and recorded in the consolidated statements of operations under “Other income (expense)” and “Deposit interest expense,” respectively.

Loss and Loss Adjustment Expense Reserves

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

Link to Table of Contents
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

Link to Table of Contents
Please refer to Notes 2 “Significant Accounting Policies - Loss and Loss Adjustment Expense Reserves and Recoverable” and 7 “Loss and Loss Adjustment Expense Reserves” of our consolidated financial statements for a more detailed explanation of our loss reserving methodology and the loss development tables by accident year, respectively, as required under U.S. GAAP.

Investments
We carry our investment in SILP at fair value, based on the most recent net asset value obtained from SILP’s third-party administrator. Further, SILP’s financial statements for the years ended December 31, 2023, 2022, and 2021 were subject to an independent audit in which SILP’s external auditors issued an unqualified opinion for these years (see “Report of Independent Registered Public Accounting Firm” in the Exhibits).

Other investments in our consolidated balance sheets includes private and unlisted equity securities that do not have readily determinable fair values. We determine these private equity securities’ carrying value based on the original cost, less impairment, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting date, we qualitatively consider whether the investment is impaired on the basis of certain impairment indicators. If we determine that the equity security is impaired on the basis of the qualitative assessment and the estimated fair value is less than the carrying value, we recognize an impairment loss in “Net investment income (loss)” in the consolidated statements of operations. We determine realized gains and losses from other investments based on the specific identification method (by reference to cost or amortized cost, as appropriate). These gains and losses are included in “Net investment income (loss)” in the consolidated statements of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments are subject to a variety of market risks. The term market risk refers to the risk of loss arising from adverse changes from:

•	equity price;
•	commodity price;
•	foreign currency; and
•	interest rate (including credit spreads).

We performed a sensitivity analysis below to estimate the effects that market risk exposure could have on the future earnings, fair values or cash flows of our financial instruments. These represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Equity Price Risk
At December 31, 2023, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon closing a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. At December 31, 2023, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $12.3 million (2022: $8.1 million) unrealized loss in our investment in SILP.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or derivatives directly impacted by fluctuations in the prices of commodities. At December 31, 2023, SILP’s investments incorporate unhedged exposure to changes in gold, uranium, and crude oil prices.

Link to Table of Contents
The following table summarizes the net impact that a 10% movement in commodity prices would have on the fair value of SILP’s investment portfolio. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in the SILP’s investment portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
At December 31, 2023	($ in millions)
Gold	$3.8	$(3.8)
Uranium	0.8	(0.8)
Crude oil	1.6	(1.5)
Total	$6.2	$(6.1)

	10% increase in commodity prices	10% decrease in commodity prices
At December 31, 2022	($ in millions)
Gold	$3.6	$(3.6)
Silver	0.3	(0.3)
Uranium	0.3	(0.3)
Crude oil	0.2	(0.2)
Total	$4.4	$(4.4)

Foreign Currency Risk
Underwriting Related

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

The following table summarizes the net impact of a hypothetical 10% currency rate movement relating to our primary foreign denominated reinsurance net assets or liabilities (including balances held at Lloyd's):

At December 31, 2023	Net Asset (Liability) Exposure	10% increase in currency rate	10% decrease in currency rate
GBP	£25,337	$(3,228)	$3,228
Euro	€(13,975)	1,543	(1,543)
Total foreign exchange gain (loss)		$(1,685)	$1,685

Link to Table of Contents

At December 31, 2022	Net Asset (Liability) Exposure	10% increase in currency rate	10% decrease in currency rate
GBP	£5,235	$(633)	$633
Euro	€(10,526)	1,126	(1,126)
Total foreign exchange gain (loss)		$493	$(493)

Investment in SILP

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options, and investments in securities denominated in foreign currencies. At December 31, 2023, most of SILP’s currency exposures resulting from foreign-denominated securities (longs and shorts) were reduced by offsetting cash balances denominated in the corresponding foreign currencies.

At December 31, 2023 and 2022, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on our investment in SILP.

Interest Rate Risk
The primary market risk exposure for any debt instrument is interest rate risk, including credit spreads.  Most of our interest rate risk relates to interest rate derivatives held in SILP, and their value may fluctuate with changes in interest rates.

At December 31, 2023, our investment in SILP includes interest-rate sensitive securities, such as corporate and sovereign debt instruments and interest rate derivatives. A 100 basis points (increase or decrease) in interest rates would result in a $1.6 million gain (2022: $4.4 million) or a $3.5 million (2022: $4.9 million) loss, respectively, to our investment in SILP.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15(d)-15 of the Exchange Act at December 31, 2023. Based on upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2023.

Deloitte Ltd., an independent registered public accounting firm, which has audited the financial statements included in this Annual Report on 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, as required under this Item 9A, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Greenlight Capital Re, Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Greenlight Capital Re, Ltd. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 5, 2024, expressed an unqualified opinion on those financial statements.

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

Link to Table of Contents
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

/s/ Deloitte Ltd.
________________________

Hamilton, Bermuda
March 5, 2024

ITEM 9B. OTHER INFORMATION

(c) Insider Trading Arrangements and Related Disclosures

Our directors and executive officers may purchase or sell shares of our ordinary shares in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers, and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them.

During the three months ended December 31, 2023, we did not have any Rule 10b5-1 trading arrangements or any “non-Rule 10b5-1 arrangements” (as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

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

Link to Table of Contents
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K

Page
(a)(1)	Financial Statements
	Report of Independent Registered Public Accounting Firm (on the consolidated financial statements) (Deloitte Ltd.; PCAOB ID#5230)	F-1
	Report of Independent Registered Public Accounting Firm (on the consolidated financial statements) (BDO USA, LLP; Grand Rapids, Michigan, USA.; PCAOB ID#243)	F-3
	Report of Independent Registered Public Accounting Firm (on the financial statements of Solasglas Investments, LP) (Ernst & Young Ltd.; Grand Cayman, Cayman Islands; PCAOB ID#1655)	F-4
	Consolidated Balance Sheets as of December 31, 2023 and 2022	F-5
	Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021	F-6
	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2023, 2022, and 2021	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	F-8
	Notes to the Consolidated Financial Statements	F-9
(a)(2)	Financial Statement Schedules*
	Schedule I – Summary of Investments — Other Than Investments in Related Parties	F-49
	Schedule II – Condensed Financial Information of Registrant	F-50
	Schedule III – Supplementary Insurance Information	F-52
	Schedule IV – Supplementary Reinsurance Information	F-53
(a)(3)	The exhibits required to be filed by this Item 15. are set forth in the Exhibit Index accompanying this report.
The financial statements of Solasglas Investments, LP required by Rule 3-09 of Regulation S-X are included in this filing as Exhibit 99.1.
*Schedules V and VI have been omitted as the information is provided in Note 7. “Loss and Loss Adjustment Expense Reserves”.

ITEM 16. FORM 10-K SUMMARY

None.

Link to Table of Contents
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Fourth Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 27, 2023).
4.1	Description of Registrant’s Securities.
10.1
Form of Securities Purchase Agreement for Class A ordinary shares by and between the Registrant and each of the subscribers thereto (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-139993).

10.2 (1)	Greenlight Capital Re, Ltd. 2023 Omnibus Incentive Plan (incorporated by reference to Appendix E of the Registrant’s Definitive Proxy Statement filed April 26, 2023)
10.3 (1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-139993).
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

10.17 (1)
Stock Option Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton dated July 6, 2017 (incorporated by reference to Exhibit 10.50 of the Company’s Form 10-K filed on February 27, 2019).

10.18 (1)
Stock Option Agreements by and between Greenlight Capital Re, Ltd. and Leonard Goldberg dated April 3, 2017 and August 1, 2017 (incorporated by reference to Exhibit 10.51 of the Company’s Form 10-K filed on February 27, 2019).

Link to Table of Contents

10.19 (1)
Restricted Stock Award Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton dated March 15, 2018 (incorporated by reference to Exhibit 10.52 of the Company’s Form 10-K filed on February 27, 2019).

10.20 (1)
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

10.22 (1)	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Unit Award (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement No 333-231214 filed on May 3, 2019).
10.23
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

10.24
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

10.25 (1)	Employment Offer, dated March 23, 2009, by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K filed on March 9, 2020).
10.26 (1)
Amendment to Employment Offer entered into as of October 31, 2018 by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed on March 9, 2020).

10.27 (1)
Second Amendment to Employment Offer entered into September 10, 2019, by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.56 of the Company’s Form 10-K filed on March 9, 2020).

10.28 (1)
Amended and Restated Restricted Stock Award Agreement dated July 30, 2020, by and between Greenlight Capital Re, Ltd and Simon Burton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 5, 2020).

10.29
Letter Agreement between Greenlight Reinsurance, Ltd, Greenlight Reinsurance Ireland, DAC, DME Advisors II, LLC and DME Advisors LP, effective July 1, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed August 5, 2020).

10.30	Greenlight Capital Re, Ltd. Share Ownership and Retention Policy for Executives and Non-Employee Directors (incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K filed August 3, 2021)
10.31 (1)	Greenlight Capital Re, Ltd., Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 3, 2021)
10.32 (1)
Amended and Restated Employment Agreement, dated as of March 6, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Faramarz Romer (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 9, 2023).

10.33 (1)
Deed of Settlement and Release, dated as of March 6, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Neil Greenspan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 9, 2023).

10.34 (1)	Employment Agreement dated March 6, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and David Sigmon.
10.35
Credit Agreement, dated as of June 16, 2023, among the Company, as borrower, the subsidiaries of the Company party thereto, as subsidiary guarantors, the lenders party thereto, and CIBC Bank USA, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 22, 2023).

10.36 (1)
Employment Agreement, dated as of November 3, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Greg Richardson (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 22, 2023).

10.37 (1)
Deed of Settlement and Release, dated as of November 3, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Simon Burton (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K on November 11, 2023).

10.38	Credit Agreement, dated as of December 22, 2023, by and between Greenlight Reinsurance, Ltd. and CIBC Bank USA, as lender.

Link to Table of Contents

10.39 (1)	Stock Option Agreement by and between Greenlight Capital Re, Ltd. and Gregory Richardson dated January 4, 2024.
10.40 (1)
Consulting Agreement, dated as of March 6, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Neil Greenspan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 9, 2023).

21.1	Subsidiaries of the registrant.
23.1	Consent of Deloitte Ltd.
23.2	Consent of BDO USA, P.C.
23.3	Consent of Ernst & Young Ltd.
24.1	Power of Attorney (included as part of signature page hereto)
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Greenlight Capital Re, Ltd. Clawback Policy
99.1*	Audited Financial Statements of Solasglas Investments, LP as of and for the year ended December 31, 2023.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Management contract or compensatory plan or arrangement.
*	Exhibit 99.1 is being filed to provide audited financial statements and the related footnotes of Solasglas Investments, LP in accordance with SEC rule 3-09 of Regulation S-X. The management of Solasglas Investments, LP is solely responsible for the form and content of the Solasglas Investments LP financial statements. The Registrant has no responsibility for the form or content of the Solasglas Investments, LP financial statements since it does not control Solasglas Investments, LP.

Link to Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
By:	/s/ Gregory Richardson
Gregory Richardson Chief Executive Officer
March 5, 2024

POWER OF ATTORNEY

We, the undersigned directors and executive officers of Greenlight Capital Re, Ltd., hereby appoint Faramarz Romer and David Sigmon, and each of them singly, as our true and lawful attorneys with full power to them to sign for us, and in our name in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 5, 2024.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director

/s/ URSULINE FOLEY	/s/ BRYAN MURPHY
Ursuline Foley Director	Bryan Murphy Director

/s/ IAN ISAACS	/s/ VICTORIA GUEST
Ian Isaacs Director	Victoria Guest Director

/s/ FARAMARZ ROMER	/s/ JOHNNY FERRARI
Faramarz Romer Chief Financial Officer (principal financial and accounting officer)	Johnny Ferrari Director

/s/ GREGORY RICHARDSON	/s/ JOSEPH PLATT
Gregory Richardson Director and Chief Executive Officer (principal executive officer)	Joseph Platt Director

/s/ DANIEL ROITMAN
Daniel Roitman Director

Link to Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Greenlight Capital Re, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Greenlight Capital Re, Ltd. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 18 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

We did not audit the financial statements of Solasglas Investments, LP, an equity method investment of the Company, as of December 31, 2023 and 2022, and for each of the two years in period ended December 31, 2023. The Company’s investment in Solasglas Investments, LP as of December 31, 2023 and 2022 was $258.9 million and $178.2 million, respectively, and its equity in net income of Solasglas Investments, LP was $28.7 million and $54.8 million for the years ended December 31, 2023 and 2022. The financial statements of Solasglas Investments, LP were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Solasglas Investments, LP, is based solely on the report of the other auditors.

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

Link to Table of Contents
Auditing the Company’s methods, assumptions and best estimate of the cost of the ultimate settlement and administration of claims represented by the incurred but not reported ("IBNR") claims included in recorded Loss and loss adjustment expense reserves involved especially subjective auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.

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
March 5, 2024

We have served as the Company's auditor since 2022.

Link to Table of Contents
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity, and cash flows of Greenlight Capital Re, Ltd. (the “Company”) for the year ended December 31, 2021 and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Solasglas Investments, LP, an equity method investment of the Company, for the year ended December 31, 2021. The Company’s equity in net income of Solasglas Investments, LP was $18.1 million for the year ended December 31, 2021. The financial statements of Solasglas Investments, LP were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Solasglas Investments, LP, is based solely on the report of the other auditors.
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
March 8, 2022

Link to Table of Contents
Report of Independent Registered Public Accounting Firm

The General Partner
Solasglas Investments, LP

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Solasglas Investments, LP (the “Partnership”), including the condensed schedules of investments, as of December 31, 2023 and 2022, the related statements of operations and performance allocation, changes in partners’ capital and cash flows for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023 and 2022, and the results of its operations, changes in its partners’ capital and its cash flows for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 in conformity with U.S. generally accepted accounting principles.

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
Grand Cayman, Cayman Islands
March 5, 2024

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments
Investment in related party investment fund, at fair value	$258,890	$178,197
Other investments	73,293	70,279
Total investments	332,183	248,476
Cash and cash equivalents	51,082	38,238
Restricted cash and cash equivalents	604,648	668,310
Reinsurance balances receivable (net of allowance for expected credit losses of 2023: $854 and 2022: $356)	619,401	505,555
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of 2023: $487 and 2022: $62)	25,687	13,239
Deferred acquisition costs	79,956	82,391
Unearned premiums ceded	17,261	18,153
Other assets	5,089	6,019
Total assets	$1,735,307	$1,580,381
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$661,554	$555,468
Unearned premium reserves	306,310	307,820
Reinsurance balances payable	68,983	105,135
Funds withheld	17,289	21,907
Other liabilities	11,795	6,397
Debt	73,281	80,534
Total liabilities	1,139,212	1,077,261
Commitments and Contingencies (Note 16)
Shareholders' equity
Preferred share capital (par value $0.10; none issued)	—	—
Ordinary share capital (par value $0.10; issued and outstanding, 35,336,732 (2022: Class A: par value $0.10; issued and outstanding, 28,569,346: Class B: 2022: par value $0.10; issued and outstanding, 6,254,715)	3,534	3,482
Additional paid-in capital	484,532	478,439
Retained earnings	108,029	21,199
Total shareholders' equity	596,095	503,120
Total liabilities and equity	$1,735,307	$1,580,381

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2023, 2022, and 2021
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2023	2022	2021
Revenues
Gross premiums written	$636,810	$563,171	$565,393
Gross premiums ceded	(42,762)	(33,429)	(41)
Net premiums written	594,048	529,742	565,352
Change in net unearned premium reserves	(10,901)	(60,265)	(26,073)
Net premiums earned	583,147	469,477	539,279
Income from investment in related party investment fund (net of related party expenses of $7,954, $9,674, and $5,502, respectively)	28,696	54,844	18,087
Net investment income	37,367	14,139	32,065
Foreign exchange gains (losses)	11,566	(5,988)	(1,540)
Other income (expense), net	6,306	(5,789)	660
Total revenues	667,082	526,683	588,551
Expenses
Net loss and loss adjustment expenses incurred	360,004	316,485	374,980
Acquisition costs	168,877	143,148	144,960
General and administrative expenses	43,240	31,606	29,369
Deposit interest expense	2,687	6,717	11,655
Interest expense	5,344	4,201	6,263
Total expenses	580,152	502,157	567,227
Income before income tax	86,930	24,526	21,324
Income tax (expense) benefit	(100)	816	(3,746)
Net income	$86,830	$25,342	$17,578
Earnings per share
Basic	$2.55	$0.75	$0.51
Diluted	$2.50	$0.73	$0.51
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	34,067,974	33,908,156	34,204,364
Diluted	34,797,859	39,769,790	34,351,016

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 For the years ended December 31, 2023, 2022, and 2021
(expressed in thousands of U.S. dollars)

	2023	2022	2021
Ordinary share capital
Balance - beginning of period	$3,482	$3,384	$3,452
Issue of ordinary shares, net of forfeitures	52	99	41
Repurchase of ordinary shares	—	(1)	(109)
Balance - end of period	3,534	3,482	3,384
Additional paid-in capital
Balance - beginning of period	478,439	481,784	488,488
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	(7,896)	—
Repurchase of ordinary shares	—	(34)	(9,891)
Share-based compensation expense	6,093	4,585	3,187
Balance - end of period	484,532	478,439	481,784
Retained earnings (deficit)
Balance - beginning of period	21,199	(9,505)	(27,083)
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	5,362	—
Net income	86,830	25,342	17,578
Balance - end of period	108,029	21,199	(9,505)
Total shareholders' equity	$596,095	$503,120	$475,663

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2023, 2022, and 2021
(expressed in thousands of U.S. dollars)

	2023	2022	2021
Cash flows from operating activities
Net income	$86,830	$25,342	$17,578
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities:
Income from investments in related party investment fund	(28,696)	(54,844)	(18,087)
Net realized gain on repurchase of convertible senior notes payable	(265)	(343)	—
Net realized and unrealized losses (gains) on other investments	(1,738)	(9,858)	(33,770)
Net realized and unrealized losses on derivatives	577	—	—
Current expected credit losses recognized on reinsurance assets	923	282	—
Share-based compensation expense	6,145	4,684	3,228
Accretion of debt offering costs and change in interest accruals	(1,696)	79	2,263
Depreciation expense	—	—	16
Net change in:
Reinsurance balances receivable	(114,344)	(100,456)	(75,133)
Loss and loss adjustment expenses recoverable	(12,873)	(2,155)	5,751
Deferred acquisition costs	2,435	(19,365)	(12,012)
Unearned premiums ceded	892	(18,111)	(42)
Loss and loss adjustment expense reserves	106,086	31,458	29,831
Unearned premium reserves	(1,510)	80,236	26,495
Reinsurance balances payable	(36,152)	13,911	(1,023)
Funds withheld	(4,618)	18,115	(683)
Other items, net	5,511	(774)	(708)
Net cash provided by (used in) operating activities	7,507	(31,799)	(56,296)
Cash flows from investing activities
Proceeds from redemptions from related party investment fund	78,997	125,365	115,835
Contributions to related party investment fund	(130,994)	(65,127)	(114,604)
Purchases of investments	(7,136)	(13,223)	(4,996)
Proceeds from maturity of term deposit	6,000	—	20,755
Change in notes receivable	—	—	6,101
Net cash provided by (used in) investing activities	(53,133)	47,015	23,091
Cash flows from financing activities
Proceeds from term loans	75,000	—	—
Repayment of term loans	(947)	—	—
Repayment of convertible senior notes payable	(62,147)	—	—
Repurchases of convertible senior notes payable	(17,198)	(19,793)	—
Repurchase of Class A ordinary shares	—	(35)	(10,000)
Net cash used in financing activities	(5,292)	(19,828)	(10,000)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	100	59	—
Decrease in cash, cash equivalents and restricted cash	(50,818)	(4,553)	(43,205)
Cash, cash equivalents and restricted cash at beginning of the period	706,548	711,101	754,306
Cash, cash equivalents and restricted cash at end of the period	$655,730	$706,548	$711,101
Supplementary information
Interest paid in cash	$5,121	$4,124	$4,000
Income tax paid (refund received) in cash	(1,022)	664	3,703

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2023, 2022, and 2021

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

Greenlight Capital Re, Ltd. (“GLRE” and, together with its wholly-owned subsidiaries, the “Company”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. At December 31, 2023, the Company has the following wholly-owned subsidiaries:

•Greenlight Reinsurance, Ltd. (“Greenlight Re”), domiciled in the Cayman Islands, is a Class D insurer license issued in accordance with the terms of The Insurance Act, 2010 (as amended) and underlying regulations thereto (the “Act”) and is subject to regulation by the Cayman Islands Monetary Authority (“CIMA”). Greenlight Re commenced underwriting in April 2006.

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

•Greenlight Re Corporate Member Ltd. (“GCM”), domiciled in the U.K., is a corporate member that became a wholly-owned subsidiary of GLRE in 2023 and provides underwriting capacity for various Lloyd’s syndicates, including Greenlight Innovation Syndicate 3456 (“Syndicate 3456”).

•Verdant Holding Company, Ltd., domiciled in the United States since 2008, is an investment holding company.

•Viridis Re SPC, Ltd., domiciled in the Cayman Islands, is an exempted segregated portfolio company which was incorporated in the Cayman Islands in 2023 and is currently in the process of applying to CIMA for a Class B(iii) general insurer license.

Additionally, through Syndicate 3456, Greenlight Re provides a (re)insurance platform to its growing portfolio of insurtech partnerships. Domiciled in the U.K. since 2022, Syndicate 3456 is authorized to underwrite under the Lloyd’s syndicate-in-a-box model.

The ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol “GLRE.”

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of GLRE and the consolidated financial statements of its wholly-owned subsidiaries, and all significant intercompany transactions and balances have been eliminated on consolidation.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the presentation of the current consolidated financial statements. The Company has reported separately the foreign exchange gains (losses) from “Other income” in the consolidated statements of operations. This resulted in no change to the previously reported total revenues or net income. The Company has also included the foreign exchange gains (losses) as part of the net change in working capital in the consolidated statements of cash flows. Further, the Company combined “Other assets, excluding depreciation” and “Other liabilities” and presented the sum as “Other items, net” in the consolidated statements of cash flows.

Link to Table of Contents
These changes in presentation in the consolidated statements of cash flows have resulted in no change to the previously reported net cash provided by (used in) operating activities.

Tabular dollar are in thousands, with the exception of per share amounts or otherwise noted. All amounts are reported in U.S. dollars.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are as follows:

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates. The Company’s principal estimates include:
•loss and loss adjustment expense reserves;
•premiums written and earned and related premium receivable, net of expected credit losses;
•reinsurance recoverable on unpaid losses and loss adjustment expenses, including expected credit losses; and
•valuation of investments, including impairments.

Investments

Investment in related party investment fund

The Company records its investment in the related party investment fund based on fair value using the net asset value practical expedient, with the Company’s share of the fund’s net income (loss) reported as “Income (loss) from investment in related party investment fund” in the consolidated statements of operations.

Other investments

The Company’s other investments include short-term investments and private investments and unlisted equity securities without readily determinable fair values.

Short-term investments are measured at amortized cost, which approximates fair value. These include certificate of deposit and other financial instruments with original maturities greater than three months but less than one year.

The Company measures its private investments and unlisted equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from identical or similar investments of the same issuers (the “measurement alternative”), with such changes recognized in “Net investment income (loss)” in the consolidated statements of operations. The Company considers the need for impairment on a by-investment basis based on certain indicators. Under the measurement alternative, the Company makes two types of valuation adjustments:

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments and certificates of deposit with original maturity dates of three months or less. Restricted cash and cash equivalents are presented separately in the consolidated balance sheets.

Link to Table of Contents

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

For multi-year contracts, reinsurance premiums are recorded at the inception of the contract based on management’s best estimate of total premiums to be received. Premiums are recognized on an annual basis for multi-year contracts where the cedants have the ability to unilaterally commute or cancel coverage within the term of the contract.

Management regularly reviews premium estimates. Such review includes the Company’s experience with the ceding companies, managing general underwriters, familiarity with each market, the timing of the reported information, a comparison of reported premiums to expected ultimate premiums, along with a review of the aging and collection of premiums. Management evaluates the appropriateness of the premium estimates on the basis of these reviews and records any adjustments to these estimates in the period in which they are determined. Changes in premium estimates, including premium receivable on both excess of loss and quota share contracts, are not unusual and may result in significant adjustments in any period. A portion of amounts included in “Reinsurance balances receivable” in the consolidated balance sheets represent estimated premiums written, net of commissions and brokerage, that are not currently due based on the terms of the underlying contracts. Additional premiums due on a contract with no remaining coverage period are earned in full when written.

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

Link to Table of Contents
Loss and Loss Adjustment Expense Reserves and Recoverable

The Company’s loss and loss adjustment expense reserves (“LAE”) are composed of:

●	case reserves for loss and LAE resulting from claims notified to the Company by its clients; and
●
reserves for estimated loss and LAE incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer (“IBNR”), including unknown future developments on loss and LAE that are known to the insurer or reinsurer.

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

The “Loss and loss adjustment expenses recoverable” in the consolidated balance sheets represents the amounts due from retrocessionaires for unpaid loss and LAE on retrocession agreements. Ceded IBNR recoverable amounts are estimated based on the Company’s actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. The Company may be unable to recover the loss and LAE recoverable amounts due as a result of the retrocessionaires’ inability to pay. The Company regularly evaluates the financial condition of its retrocessionaires and calculates an allowance for expected credit losses (see “Reinsurance Assets” below).

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

Link to Table of Contents

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

The Company does not typically experience material claims processing backlogs, although such backlogs may occur following a major catastrophic event. At December 31, 2023, and 2022, the Company did not have a material backlog in its claims processing.

The Company did not make any significant changes to the actuarial methodology or assumptions relating to its loss and loss adjustment expense reserves for the years presented in the consolidated financial statements.

Reinsurance Assets

The Company calculates an allowance for expected credit losses for its reinsurance balances receivable and loss and LAE recoverable by applying a Probability of Default (“PD”) / Loss Given Default (“LGD”) model. The PD / LGD approach considers the Company’s collectibility history on its reinsurance assets and representative external loss history. In calculating the probability of default, the Company also considers the estimated duration of its reinsurance assets.

The Company evaluates each counterparty’s creditworthiness based on credit ratings that independent agencies assign to the counterparty. The Company manages its credit risk in its reinsurance assets by transacting only with insurers and reinsurers that it considers financially sound. Credit ratings of the counterparties are forward-looking and consider various economic scenarios. The Company's evaluation of the required allowance for reinsurance balances receivable and loss and LAE recoverable considers the current economic environment as well as potential macroeconomic developments.

Link to Table of Contents
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

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, the Company recognizes an asset or liability based on its paid or received consideration. The deposit asset or liability balance is subsequently adjusted using the interest method with the corresponding income and expense recorded in the Company’s consolidated statements of operations under “Other income (expense)” and “Deposit interest expense,” respectively. The Company records deposit assets and liabilities in its consolidated balance sheets in “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At December 31, 2023, deposit assets and liabilities were $0.9 million and $5.2 million, respectively (December 31, 2022: $3.1 million and $10.7 million, respectively).

Net investment income (loss)

The Company records interest income and interest expense on an accrual basis.

Any realized and unrealized gains or losses from other investments are determined on the basis of the specific identification method (by reference to cost or amortized cost, as appropriate). Additionally, net investment income (loss) includes realized and unrealized gains (losses) on derivative instruments.

Other Income (Expense), net

In connection with the Company’s participation interest in Lloyd’s syndicates, the Lloyd’s syndicates invest a portion of the premiums withheld in investment funds and fixed-maturity securities. The Company records its share of income (or expense) from these assets as other income (expense) as reported by the syndicates on a quarterly lag basis due to the timing of the availability of these quarterly financial reports.

Share-Based Compensation

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

Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses the Black-Scholes option-pricing model to assist in the calculation of fair value for share purchase options. The model requires estimating various inputs such as the term, forfeiture and dividend rates, and expected volatility. In determining the grant date fair value, the Company uses the entire ten-year life of the options as the estimated term and assumes no forfeitures and no dividends paid during the life of the options. The Company bases its estimate of expected volatility on the daily historical trading data of the Company’s ordinary shares from the date they commenced trading (May 24, 2007) to the grant date.

For share purchase options issued under the employee stock incentive plan, the compensation cost is calculated and recognized over the vesting periods on a graded vesting basis.

Link to Table of Contents
Convertible Notes

Prior to the adoption of Accounting Standards Update (“ASU”) 2020-06 in January 2022, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”),” the Company determined that the senior convertible notes’ cash conversion option represented an embedded derivative and bifurcated it from the underlying contract for financial reporting purposes. For the debt component, the Company recorded a liability equivalent to the present value of comparable debt without the conversion features at the time of issuance. The remainder of the proceeds, which represented the embedded derivative, was included in “Additional paid-in capital” in the consolidated balance sheets.
Upon adoption of ASU 2020-06, U.S. GAAP no longer permits entities to bifurcate embedded conversion features from the underlying contract. Therefore, effective January 1, 2022, the Company no longer presents the embedded conversion features separately in equity; instead, the Company’s senior convertible debt is presented as a single liability in the Company’s consolidated balance sheet. The adoption of ASU 2020-06 resulted in a decrease in the Company’s opening shareholders’ equity of $2.5 million, with a corresponding increase in the carrying value of the senior convertible notes.
Costs incurred in issuing the convertible notes consisted primarily of underwriting, legal, accounting, and printing fees. These costs are amortized over the term of the debt and are included in “Interest expense” in the consolidated statements of operations.

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

Other Assets

The Company’s other assets consist primarily of prepaid expenses, right-of-use lease assets, derivative assets, taxes recoverable, and deferred tax assets.

Other Liabilities

The Company’s other liabilities consist primarily of accruals for legal and other professional fees, employee bonuses and severances, taxes payable, derivative liabilities, and lease liabilities.

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

Link to Table of Contents
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

Taxation

The Company records current and deferred income taxes based on enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities reported in the consolidated balance sheets and those reported in the various jurisdictional tax returns.
The Company records a valuation allowance to the extent that the Company considers it more likely than not that all or a portion of the deferred tax asset will not be realized in the future. Other than this valuation allowance, the Company has not taken any income tax positions subject to significant uncertainty that is reasonably likely to have a material impact on the Company.

Segment Information

Operating segments are based on the internal information that the Chief Operating Decision Maker uses for allocating the Company’s resources and assessing its performance. The Company has one operating segment, Property and Casualty Reinsurance.

Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The new ASU requires incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. This new guidance is effective for the Company’s 2024 year-end financial statements, and should be adopted retrospectively unless impracticable. Early adoption is permitted.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic (740) - Improvements to Income Tax Disclosures. The amendments in this Update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. This ASU is effective for the Company’s 2024 year-end financial statements.

As the above ASUs relate solely to financial statement disclosures, the adoption of these ASUs will not impact the Company’s financial condition, results of operations, or cash flows.

Recently Issued Accounting Standards Adopted

There are none that would be relevant and material to the Company.

Link to Table of Contents
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

At December 31, 2023, the SILP LPA included the following proviso: “The Investment Portfolio of each Partner will not exceed the product of (a) such Partner’s surplus (Greenlight Re Surplus or GRIL Surplus, as the case may be) multiplied by (b) the Investment Cap (60%), and the General Partner will designate any portion of a Partner’s Investment Portfolio as Designated Securities to effectuate such limit.”

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

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. At December 31, 2023, the net asset value of the GLRE Limited Partners’ investment in SILP was $258.9 million (December 31, 2022: $178.2 million), representing 72.7% (December 31, 2022: 69.3%) of SILP’s total net assets. DME II held the remaining 27.3% (December 31, 2022: 30.7%) of SILP’s total net assets. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing 3 business days’ notice to DME II. At December 31, 2023, the majority of SILP’s long investments were composed of cash and publicly-traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the years ended December 31, 2023, 2022, and 2021, was $28.7 million, $54.8 million, and $18.1 million, respectively, and shown in the caption “Income from investment in related party investment fund” in the Company’s consolidated statements of operations.

At December 31, 2023, the Company’s investment in SILP exceeded 10% of the Company’s total shareholders’ equity, with a fair value of $258.9 million (December 31, 2022: $178.2 million), representing 43.4% (December 31, 2022: 35.4%), of total shareholders’ equity.

The Company has determined that for its fiscal year ended December 31, 2023, the Company’s investment in SILP met at least one of the conditions of a significant subsidiary under SEC’s Regulation S-X, Rule 3-09. Accordingly, the audited financial statements for SILP have been attached as an exhibit (Exhibit 99.1) to this Form 10-K.

The summarized financial statements of SILP are presented below.

Link to Table of Contents
Summarized Statements of Financial Condition of Solasglas Investments, LP

	December 31, 2023	December 31, 2022
Assets
Investments, at fair value	$453,358	$304,806
Derivative contracts, at fair value	11,167	17,547
Due from brokers	121,754	109,169
Interest and dividends receivable	1,143	527
Total assets	587,422	432,049

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(197,571)	(159,382)
Derivative contracts, at fair value	(12,917)	(12,443)
Due to brokers	(17,398)	(2,050)
Capital withdrawals payable	(1,000)	(75)
Interest and dividends payable	(2,315)	(760)
Accrued expenses and other liabilities	(247)	(159)
Total liabilities	(231,448)	(174,869)

Partners' capital	$355,974	$257,180

GLRE’s share of Partners' capital	$258,890	$178,197

Link to Table of Contents
Summarized Statements of Operations of Solasglas Investments, LP

	Year ended December 31
	2023	2022	2021
Investment income
Dividend income (net of withholding taxes)	$1,869	$1,586	$641
Interest income	9,211	2,390	228
Total Investment income	11,080	3,976	869

Expenses
Management fee	(4,766)	(3,580)	(3,492)
Interest	(6,969)	(1,950)	(1,055)
Dividends	(2,802)	(1,374)	(1,147)
Professional fees and other	(1,750)	(988)	(1,221)
Total expenses	(16,287)	(7,892)	(6,915)
Net investment income (loss)	(5,207)	(3,916)	(6,046)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(1,394)	75,172	(3,420)
Net change in unrealized appreciation	55,279	11,886	35,482
Net gain (loss) on investment transactions	53,885	87,058	32,062

Net increase in Partners' capital	$48,678	$83,142	$26,016

GLRE’s share of the increase in Partners' capital(1)	$28,696	$54,844	$18,087

1 The net increase in Partners’ capital is net of management fees and performance allocation presented below:

	Year ended December 31
	2023	2022	2021
Management fees	$4,766	$3,580	$3,492
Performance allocation	3,188	6,094	2,010
Total	$7,954	$9,674	$5,502

See Note 15 for further details on management fees and performance allocation.

4.     OTHER INVESTMENTS

Portfolio

The Company’s other investments consist of the following:

•Private investments, unlisted equities, and debt and convertible debt instruments, which consist primarily of Innovations-related investments supporting technology innovators in the (re)insurance market; and
•Certificates of deposit with original maturities greater than three months.

Link to Table of Contents
At December 31, 2023, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$28,470	$49,424	$(6,737)	$—	$71,157
Debt and convertible debt securities	2,499	—	(499)	136	2,136
Certificates of deposit	—	—	—	—	—
Total other investments	$30,969	$49,424	$(7,236)	$136	$73,293

At December 31, 2022, the breakdown of the Company’s other investments was as follows::

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
Private investments and unlisted equities	$22,787	$42,461	$(2,815)	$62,433
Debt and convertible debt securities	1,846	—	—	1,846
Certificates of deposit	6,000	—	—	6,000
Total other investments	$30,633	$42,461	$(2,815)	$70,279

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at December 31, 2023, 2022, and 2021, and the related adjustments recorded during the years then ended.

	Year ended December 31
	2023	2022	2021
Carrying value (1)	$71,157	$62,433	$47,049
Upward carrying value changes (2)	$7,262	$11,277	$20,814
Downward carrying value changes and impairment (3)	$(5,003)	$(1,073)	$(500)

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to December 31, 2023, totaled $49.9 million.
(3) The cumulative downward carrying value changes and impairments from inception to December 31, 2023, totaled $7.1 million.

Net investment income

The following table summarizes the change in unrealized gains (losses) and the realized gains (losses) for the Company’s other investments, which are included in “Net investment income” in the consolidated statements of operations (see Note 13):

	Year ended December 31
	2023	2022	2021
Gross realized gains	$7	$—	$14,210
Gross realized losses	(811)	—	—
Net realized gains (losses)	$(804)	$—	$14,210
Change in unrealized gains	2,542	9,858	19,560
Net realized and unrealized gains on other investments	$1,738	$9,858	$33,770

5.     RESTRICTED CASH AND CASH EQUIVALENTS

The following table shows the breakdown of the Company’s restricted cash and cash equivalents, along with a reconciliation of the total cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows:

Link to Table of Contents

	December 31, 2023	December 31, 2022
Restricted cash and cash equivalents:
Cash securing trust accounts	$300,152	$463,659
Cash securing letters of credit issued	291,456	204,651
Cash securing Loan Facility	10,000	—
Other	3,040	—
Total restricted cash and cash equivalents	604,648	668,310
Cash and cash equivalents	51,082	38,238
Total cash, cash equivalents, and restricted cash	$655,730	$706,548

Where the Company operates as a non-admitted carrier in certain foreign jurisdictions, regulatory trust accounts and letters of credit are issued to cedents. Additionally, the Company has provided cash collateral for the Loan Facility (see Note 9).

6.     FAIR VALUE MEASUREMENTS

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
There have been no material change in the Company’s valuation techniques, nor have there been any transfers between Level 1 and Level 2, or Level 2 and Level 3 for the years presented in these consolidated financial statements.

Assets measured at fair value on a nonrecurring basis

At December 31, 2023, the Company held $61.3 million (2022: $53.6 million) of private investments and unlisted equities measured at fair value on a nonrecurring basis. At December 31, 2023, the Company held $9.9 million (2022: $8.9 million) of private investments and unlisted equities measured at cost. The Company classifies these investments as Level 3 within the fair value hierarchy.

The following table summarizes the periods between the most recent fair value measurement dates and December 31, 2023, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
Fair values measured on a nonrecurring basis	$26,438	$1,361	$33,490	$61,289

Assets measured at fair value on a recurring basis

Derivative financial instruments

The Company uses interest rate swaps in connection with its risk management activities to hedge 50% of the interest rate risk relating to the outstanding Term Loans (see Note 9). The interest rate swaps are carried at fair value and are determined using a market approach valuation technique based on significant observable market inputs from third-party pricing vendors.

Link to Table of Contents
Accordingly, the interest rates swaps are classified as Level 2 within the fair value hierarchy. These derivative instruments are not designated as accounting hedges under U.S. GAAP.

For the year ended December 31, 2023, the Company recognized unrealized loss for the above derivatives of $0.6 million (2022: $nil), which is included in “Other liabilities” in the consolidated balance sheets, in “Interest expense” in the consolidated statements of operations, and in “Net realized and unrealized losses on derivatives” in the consolidated statements of cash flows.

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

At December 31, 2023, the carrying values of the Term Loans approximate their fair values.

7.     LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and LAE reserves were composed of the following:

	December 31, 2023	December 31, 2022
Case reserves	$189,050	$184,756
IBNR	472,504	370,712
Total	$661,554	$555,468

Reserve Roll-forward

The following provides a summary of changes in outstanding loss and LAE reserves for all lines of business:

	Year ended December 31
Consolidated	2023	2022	2021
Gross balance at January 1	$555,468	$524,010	$494,179
Less: Losses recoverable	(13,239)	(11,100)	(16,851)
Net balance at January 1	542,229	512,910	477,328
Incurred losses related to:
Current year	348,798	316,367	389,080
Prior years	11,206	118	(14,100)
Total incurred	360,004	316,485	374,980
Paid losses related to:
Current year	(75,678)	(78,517)	(152,214)
Prior years	(198,613)	(198,897)	(185,549)
Total paid	(274,291)	(277,414)	(337,763)
Foreign currency revaluation	7,926	(9,752)	(1,635)
Net balance at December 31	635,867	542,229	512,910
Add: Losses recoverable (see Note 8)	25,687	13,239	11,100
Gross balance at December 31	$661,554	$555,468	$524,010

Estimates for Significant Catastrophe Events

At December 31, 2023 and 2022, the Company’s net reserves for losses and loss expenses include estimated amounts for several catastrophe and weather-related events (“CAT loss”). The magnitude and volume of losses arising from these events is inherently uncertain and, consequently, actual losses for these events may ultimately differ, potentially materially, from current estimates.

Link to Table of Contents
During the year ended December 31, 2023, the Company recognized CAT loss, net of reinsurance, of $28.8 million for current year CAT loss events, driven mainly by the U.S. severe storms and the Mexican state-owned oil platform fire loss. This was partially offset by $10.7 million of net favorable prior year CAT development. For the year ended December 31, 2022, the Company recognized current year CAT loss of $39.7 million driven primarily by $13.6 million from the Russian-Ukrainian conflict and $19.5 million from hurricane Ian. This was partially offset by $5.0 million net favorable prior year CAT development.

Prior Year Reserve Development

Year ended December 31, 2023

During the year ended December 31, 2023, the Company experienced $11.2 million in net adverse development on prior year loss and LAE reserves. This was comprised of $39.8 million of reserve strengthening on casualty, workers’ compensation and auto classes of business due to current economic and social inflation trends (various underwriting years); homeowners business primary due to the deterioration in the CAT loss estimate relating to Winter Storm Elliott (2022 underwriting year), coupled with a final claim settlement on a professional liability contract (2008 underwriting year). This was partially offset by $28.6 million favorable loss development from property catastrophe events and better than expected loss emergence for mortgage, marine and energy, and specialty contracts from underwriting years 2020-2022.

See the loss development tables by lines of business below under “Disclosure about Short-Duration Contracts” for more information on prior year loss reserve development.

Year ended December 31, 2022

During the year ended December 31, 2022, the Company experienced $0.1 million in net adverse development on prior year loss and LAE reserves. This was comprised of $21.9 million of reserve strengthening on motor, health, casualty, professional liability, and workers’ compensation contracts from underwriting years 2014-2021, coupled with higher claim settlements on certain general liability contracts for 2015-2016 underwriting years. This was partially offset by $21.8 million favorable loss development from various pre-2021 years’ property catastrophe events, including COVID-19, and better than expected loss emergence for mortgage business (from 2017-2020 underwriting years), a multi-line combined workers’ compensation and commercial packages contract across multiple underwriting years, coupled with favorable development on a whole account contract (2020 underwriting year).

Year ended December 31, 2021

During the year ended December 31, 2021, the Company experienced $14.1 million in net favorable development on prior year loss and LAE reserves. This was comprised of $37.4 million favorable loss development from better-than-expected loss emergence for motor, mortgage, and various specialty contracts (including crop, space, and marine and energy) from underwriting years 2015-2018, coupled with a multi-line contract that incepted in 2019. This was partially offset by $23.3 million adverse loss development primarily due to reserve strengthening on multi-line casualty, general liability and workers’ compensation contracts from underwriting years 2014-2019.

Disclosures about Short-Duration Contracts

The Company has one operating segment, Property & Casualty Reinsurance, and categorizes its business as Property, Casualty, and Other. The Company’s loss development tables presented below have been disaggregated by lines of business for the years ended from December 31, 2014, through 2023.

For purposes of the loss development tables, the property business has been further disaggregated into "Property" and "Motor - Physical Damage." The casualty category has been disaggregated into "General Liability," "Motor Liability," "Professional Liability," and "Workers' Compensation." Contracts that cover more than one line of business, including Lloyd’s business, are grouped as "Multi-line." Other specialty business, including aviation, crop, cyber, and energy, which are individually insignificant to the Company’s overall business, have been grouped as "Other." As the Company’s accident and health business has become immaterial in recent years, the Company has grouped accident and health business with “Other” during 2023. Additionally, the Company has elected to present the loss development table for “Marine” separately from “Other” due to its growth in 2023. As a result, the historical incurred and paid claims development presented in the tables below differ from those disclosed in previously issued financial statements. Conforming changes were also made to the table above presenting the changes in the outstanding loss and loss adjustment expense reserves for health claims as part of the “Consolidated” table for the years ended December 31, 2022, and 2021. The amounts shown in “Net loss and loss adjustment expenses incurred” in the consolidated statements of operations and the allocation between “Current year” and “Prior years” are unaffected by these revisions.

Link to Table of Contents

For each category, the following tables present the incurred and paid claims development at December 31, 2023, net of retrocession, and the total of incurred but not reported liabilities plus expected development on reported claims included within the net incurred claims amount.

The tables below present incurred and paid claims development for the years ended December 31, 2014 to 2022. They are presented as unaudited supplementary information. Totals may not sum due to rounding.

Multiline
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2023
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$2,390	$2,390	$2,390	$2,609	$2,625	$2,586	$2,653	$3,010	$3,256	$3,092	$281
2015		27,899	28,038	30,458	31,955	30,858	32,259	34,983	36,788	37,545	5,091
2016			55,631	59,877	60,583	59,626	62,085	67,494	70,360	74,235	13,074
2017				83,105	79,246	83,008	84,836	89,340	91,342	96,168	17,367
2018					58,528	50,706	53,662	53,917	54,389	56,691	7,865
2019						45,764	49,131	48,342	46,976	48,622	8,068
2020							53,520	52,573	46,986	45,443	5,077
2021								80,697	77,969	78,332	20,877
2022									126,496	129,612	74,363
2023										122,247	95,652
									Total	$691,986	$247,715

Multiline
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$—	$—	$145	$566	$1,092	$1,413	$1,995	$2,281	$2,546	$2,811
2015		28	2,810	9,925	16,023	18,973	24,685	27,318	30,086	32,454
2016			5,844	16,493	26,948	32,822	42,535	48,843	56,096	61,161
2017				9,534	27,250	39,438	53,819	63,733	71,551	78,801
2018					8,106	20,619	32,116	38,762	43,387	48,826
2019						10,996	23,326	30,238	36,884	40,554
2020							12,421	24,209	34,935	40,366
2021								13,674	33,315	57,454
2022								—	19,216	55,248
2023										26,595
									Total	444,271
				All outstanding liabilities before 2014, net of reinsurance						213
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Multiline)								$247,929

Link to Table of Contents

General Liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2023
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$1,238	$1,229	$1,174	$1,033	$1,355	$1,000	$1,000	$3,606	$1,144	$1,024	$47
2015		1,699	1,690	1,756	1,979	2,152	2,190	2,294	1,866	1,862	243
2016			6,203	6,519	7,124	7,867	8,095	8,444	9,389	9,972	363
2017				5,429	6,523	7,377	8,447	9,954	7,538	9,971	2,488
2018					2,891	3,429	3,938	4,602	4,120	4,861	1,681
2019						1,001	986	1,033	650	819	480
2020							1,814	1,776	1,633	1,544	1,014
2021								5,152	12,059	11,417	10,852
2022									16,280	12,741	10,701
2023										48,721	46,961
									Total	$102,933	$74,830

General Liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$18	$146	$413	$548	$492	$762	$473	$1,014	$1,066	$977
2015		69	293	532	548	925	945	1,430	1,694	1,619
2016			122	1,589	3,277	4,670	6,109	6,565	9,191	9,609
2017				136	1,412	2,823	4,383	5,705	7,402	7,483
2018					165	1,286	2,285	2,800	2,691	3,180
2019						26	227	306	288	339
2020							71	71	126	530
2021								—	102	565
2022									408	2,039
2023										1,760
									Total	28,103
				All outstanding liabilities before 2014, net of reinsurance						22
	Liabilities for claims and claims adjustment expenses, net of reinsurance (General Liability)									$74,853

Link to Table of Contents

Motor Casualty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2023
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$93,718	$92,844	$94,688	$94,131	$94,147	$94,192	$94,230	$94,226	$94,230	$94,156	$3
2015		128,199	130,410	129,745	132,853	134,951	133,632	128,536	128,567	128,332	6
2016			166,389	169,789	174,037	183,801	180,118	180,003	180,045	180,047	366
2017				187,029	188,754	199,258	191,064	188,718	188,207	188,459	432
2018					150,700	162,016	149,467	148,830	147,369	142,954	1,040
2019						168,124	193,243	189,971	190,477	188,497	1,120
2020							98,242	97,356	99,091	97,118	3,147
2021								102,390	104,647	101,415	4,481
2022									21,979	33,898	5,524
2023										8,786	6,502
									Total	$1,163,661	$22,620

Motor Casualty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$49,994	$86,297	$89,348	$94,046	$94,105	$94,151	$94,150	$94,153	$94,153	$94,153
2015		81,093	125,645	129,174	129,351	129,454	128,121	128,280	128,309	128,326
2016			97,325	157,948	170,658	182,800	179,033	179,540	179,631	179,681
2017				115,204	170,157	188,225	186,105	187,047	187,270	188,027
2018					83,652	143,267	141,593	141,764	141,918	141,915
2019						99,043	170,332	184,519	186,678	187,377
2020							42,778	87,179	92,252	93,971
2021								56,700	90,786	96,934
2022									20,522	28,374
2023										2,284
									Total	1,141,041
				All outstanding liabilities before 2014, net of reinsurance						3
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Motor Casualty)									$22,622

Link to Table of Contents

Motor Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2023
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$18,870	$18,797	$19,056	$19,000	$19,006	$19,004	$19,020	$19,036	$19,020	$18,974	$1
2015		22,035	22,516	23,005	23,263	23,396	23,246	22,901	22,712	22,653	6
2016			27,753	28,279	29,090	30,367	29,822	29,858	29,835	29,774	25
2017				39,436	39,621	41,394	39,720	39,643	39,334	39,228	83
2018					42,336	45,209	43,266	41,122	40,753	40,447	114
2019						43,099	48,007	49,140	48,782	48,276	227
2020							23,785	23,837	24,310	23,891	485
2021								25,743	28,845	28,651	828
2022									3,731	5,822	265
2023										1,463	954
									Total	$259,179	$2,989

Motor Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$10,305	$17,621	$18,370	$18,951	$18,957	$18,972	$18,972	$18,973	$18,973	$18,973
2015		13,859	22,123	22,615	22,705	22,749	22,625	22,642	22,646	22,647
2016			16,707	27,005	28,591	30,033	29,647	29,726	29,740	29,749
2017				23,091	37,058	39,711	38,971	39,115	39,132	39,146
2018					23,576	40,118	40,086	40,246	40,323	40,333
2019						25,103	43,672	47,346	47,881	48,049
2020							10,880	21,684	22,764	23,406
2021								14,955	26,605	27,823
2022									3,087	5,557
2023										508
									Total	256,191
				All outstanding liabilities before 2014, net of reinsurance						(16)
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Motor Property)									$2,972

Link to Table of Contents

Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2023
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$41,738	$45,152	$46,844	$47,084	$46,873	$47,029	$46,996	$46,953	$46,931	$46,757	$86
2015		27,852	30,333	31,728	30,930	30,591	30,530	30,401	30,445	30,340	116
2016			25,618	26,093	23,970	23,441	23,173	22,992	23,047	23,052	221
2017				81,413	76,644	67,449	67,894	67,696	67,063	65,814	28
2018					27,920	29,795	24,548	23,847	23,283	22,813	2,318
2019						22,143	14,639	14,052	12,250	12,489	1,570
2020							29,591	25,633	21,978	21,724	4,441
2021								26,977	27,177	21,721	5,759
2022									41,296	48,528	7,655
2023										60,443	26,581
									Total	$353,681	$48,775

Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$20,230	$40,172	$43,639	$45,209	$46,299	$46,519	$46,617	$46,633	$46,669	$46,671
2015		12,939	25,442	28,830	29,798	30,004	30,107	30,129	30,221	30,224
2016			9,938	18,179	21,015	22,000	22,348	22,681	22,772	22,831
2017				43,272	55,549	62,893	64,125	65,293	65,404	65,786
2018					5,191	15,424	18,164	18,883	19,899	20,495
2019						4,051	6,969	8,369	9,857	10,919
2020							6,118	11,496	15,349	17,283
2021								4,968	13,256	15,963
2022									19,199	40,873
2023										33,862
									Total	304,906
				All outstanding liabilities before 2014, net of reinsurance						139
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Property)								$48,914

Link to Table of Contents

Professional Liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2023
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$18,494	$17,917	$17,882	$20,340	$21,304	$21,615	$21,364	$20,817	$20,816	$20,619	$665
2015		18,115	18,105	20,614	21,973	22,167	21,468	21,296	22,158	21,234	1,188
2016			13,624	16,765	17,118	16,715	16,522	16,981	17,808	18,267	3,806
2017				10,219	9,906	9,728	9,950	10,334	11,207	12,360	2,894
2018					4,477	4,464	4,584	5,181	6,176	6,744	1,520
2019						586	611	762	922	922	209
2020							66	62	62	62	62
2021								158	165	150	150
2022									472	604	603
2023										4,524	4,437
									Total	$85,485	$15,534

Professional Liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$1,317	$5,232	$9,344	$13,631	$15,818	$15,828	$19,308	$19,270	$19,851	$19,953
2015		1,141	3,223	8,716	11,582	12,417	17,097	18,592	19,598	20,046
2016			334	2,139	4,814	7,744	10,412	11,513	13,550	14,461
2017				225	1,429	3,077	4,843	5,813	8,335	9,467
2018					241	1,140	1,982	3,234	4,580	5,224
2019						145	266	544	658	713
2020							—	—	—	—
2021								—	—	—
2022									—	—
2023										88
									Total	69,951
				All outstanding liabilities before 2014, net of reinsurance						233
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Professional Liability)									$15,767

Link to Table of Contents

Workers' Compensation
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2023
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$—	$—	$—	$3	$—	$—	$—	$160	$—	$—	$—
2015		1,014	1,010	948	950	951	919	919	889	889	14
2016			4,342	4,275	4,266	3,975	3,778	3,716	3,646	3,645	63
2017				10,881	10,345	9,602	9,062	8,758	8,980	8,954	287
2018					13,604	13,494	13,048	12,554	12,921	12,863	533
2019						22,927	23,311	22,613	23,956	25,300	3,295
2020							44,845	40,826	43,633	47,359	9,757
2021								64,679	63,398	68,073	14,223
2022									33,284	33,279	16,687
2023										12,872	10,934
									Total	$213,234	$55,792

Workers' Compensation
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2015		28	251	564	688	777	832	851	870	875
2016			613	1,920	2,782	3,274	3,459	3,521	3,565	3,583
2017				2,028	5,356	7,399	8,004	8,380	8,552	8,667
2018					4,213	8,321	10,778	11,811	12,114	12,330
2019						5,473	13,600	17,655	20,148	22,006
2020							11,288	23,463	32,108	37,601
2021								23,210	42,854	53,850
2022									9,066	16,592
2023										1,938
									Total	157,442
				All outstanding liabilities before 2014, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Workers' Compensation)									$55,792

Link to Table of Contents

Financial Lines
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2023
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$500	$503	$580	$506	$1,096	$2,063	$2,228	$1,668	$1,959	$2,344	$65
2015		1,947	2,206	3,025	3,010	3,121	3,087	3,034	3,035	2,889	81
2016			4,820	6,670	6,289	7,470	7,470	6,694	6,676	6,613	155
2017				9,006	5,865	6,277	8,339	6,789	6,068	6,139	58
2018					4,069	4,429	6,646	4,838	4,775	4,605	351
2019						7,743	12,321	10,514	8,526	8,243	1,972
2020							18,655	19,833	17,623	17,475	6,616
2021								17,704	16,401	14,313	9,180
2022									23,985	22,189	17,637
2023										22,119	20,057
									Total	$106,928	$56,171

Financial Lines
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$90	$347	$429	$587	$1,210	$2,279	$2,483	$1,896	$2,216	$2,279
2015		223	851	1,399	1,963	2,476	2,650	2,745	2,815	2,808
2016			1,193	2,426	4,727	6,339	6,278	6,294	6,422	6,458
2017				187	2,894	4,604	5,585	5,684	5,994	6,081
2018					671	3,931	3,655	3,807	4,207	4,253
2019						2,949	4,013	4,765	6,129	6,271
2020							2,709	5,021	9,129	10,860
2021								500	2,196	5,133
2022									820	4,552
2023										2,062
									Total	50,757
				All outstanding liabilities before 2014, net of reinsurance						30
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Other)								$56,202

Link to Table of Contents

Marine
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2023
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$3,388	$2,369	$545	$546	$544	$488	$488	$488	$488	$488	$—
2015		1,717	3,435	2,744	678	680	—	—	—	—	—
2016			1,711	1,711	169	—	—	—	—	—	—
2017				—	—	—	—	—	—	—	—
2018					381	374	361	180	180	180	—
2019						360	234	12	93	93	38
2020							1,882	1,041	1,456	846	305
2021								5,612	5,001	4,301	2,252
2022									15,658	11,024	6,749
2023										20,894	17,806
									Total	$37,826	$27,150

Marine
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$101	$174	$545	$543	$516	$488	$488	$488	$488	$488
2015		—	—	—	—	—	—	—	—	—
2016			—	—	—	—	—	—	—	—
2017				—	—	—	—	—	—	—
2018					—	180	180	180	180	180
2019						—	12	12	56	56
2020							1	96	477	541
2021								158	397	2,049
2022									691	4,274
2023										3,088
									Total	10,676
				All outstanding liabilities before 2014, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Other)								$27,150

Link to Table of Contents

Other
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2023
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$33,755	$30,844	$30,164	$29,722	$29,475	$29,407	$29,398	$29,590	$29,394	$29,394	$—
2015		35,226	34,658	35,245	34,725	34,672	34,713	34,672	34,709	34,604	26
2016			39,571	42,903	42,934	43,010	42,979	42,845	42,858	42,802	221
2017				46,913	48,351	48,412	48,715	48,706	48,655	48,627	294
2018					58,858	63,363	62,984	62,714	62,628	63,126	585
2019						43,395	43,803	42,688	42,637	41,870	288
2020							59,653	53,565	57,044	55,300	3,103
2021								62,533	60,443	60,302	7,389
2022									37,193	32,776	21,958
2023										46,729	43,236
									Total	$455,529	$77,100

Other
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited - Supplementary Information)
2014	$19,329	$28,919	$29,532	$29,452	$29,446	$29,406	$29,397	$29,397	$29,393	$29,393
2015		14,778	32,338	34,655	34,536	34,514	34,540	34,546	34,568	34,579
2016			22,160	40,667	42,170	42,200	42,352	42,404	42,527	42,581
2017				24,130	45,145	47,869	48,005	48,091	48,282	48,333
2018					35,161	60,488	61,714	61,997	62,085	62,541
2019						19,844	38,466	40,058	40,624	41,582
2020							23,936	48,917	51,111	52,197
2021								37,578	51,208	52,913
2022									5,617	10,818
2023										3,493
									Total	378,430
				All outstanding liabilities before 2014, net of reinsurance						(8)
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Other)								$77,092

For incurred and paid claims denominated in currencies other than U.S. dollars, the above tables are presented using the foreign exchange rate in effect at the current year-end date. As a result, all prior year information has been restated to reflect December 31, 2023, foreign exchange rates. This treatment prevents changes in foreign currency exchange rates from distorting the claims development between the years presented.

For assumed contracts, the Company does not generally receive claims information by accident year from the ceding insurers but instead receives claims information by the treaty year of the contract. Claims reported by the ceding insurer to the

Link to Table of Contents
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

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheet is as follows:

December 31, 2023
Net outstanding liabilities
Multiline	$247,929
General Liability	74,853
Motor Casualty	22,622
Motor Property	2,972
Property	48,914
Professional Liability	15,767
Workers' Compensation	55,792
Financial Lines	56,202
Marine	27,150
Other	77,092
Liabilities for claims and claims adjustment expenses, net of reinsurance	629,293
Add: Reinsurance recoverable on unpaid claims	25,687
Add: Unallocated claims adjustment expenses	6,087
Add: Allowance for credit losses	487
Total gross liabilities for unpaid claims and claim adjustment expense	$661,554

The average historical annual percentage payout of net incurred claims (excluding health) at December 31, 2023, is as follows:

Years	1	2	3	4	5	6	7	8	9	10
	(Unaudited - Supplementary Information)
Multiline	11.2%	17.3%	16.0%	11.6%	9.8%	9.9%	9.2%	8.1%	4.7%	2.2%
General Liability	4.7%	13.6%	13.1%	12.5%	18.2%	27.5%	6.9%	3.0%	0.4%	0.1%
Motor Casualty	49.5%	35.8%	7.7%	3.6%	1.5%	0.9%	0.8%	0.2%	—%	—%
Motor Property	53.3%	40.8%	4.9%	1.0%	—%	—%	—%	—%	—%	—%
Property	49.0%	34.4%	8.2%	3.2%	2.7%	0.9%	1.0%	0.5%	0.1%	—%
Professional Liability	2.7%	9.8%	14.3%	12.7%	8.7%	7.3%	5.6%	2.3%	2.6%	34.0%
Workers' Compensation	30.9%	35.2%	20.4%	9.2%	3.0%	0.9%	0.2%	0.2%	—%	—%
Financial Lines	18.5%	33.8%	23.6%	12.0%	4.1%	3.7%	1.7%	1.5%	1.1%	—%
Marine	4.3%	25.2%	40.0%	2.3%	11.3%	1.7%	15.2%	—%	—%	—%
Other	19.7%	27.2%	7.7%	9.3%	7.7%	7.1%	7.1%	6.9%	7.3%	—%

Link to Table of Contents
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

The following table provides a breakdown of ceded reinsurance:

	Year ended December 31
	2023	2022	2021
Gross ceded premiums	$42,762	$33,429	$41
Earned ceded premiums	$43,653	$15,318	$—
Loss and loss adjustment expenses ceded	$25,554	$6,615	$(12)

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The following table shows a breakdown of losses recoverable on a gross and net of collateral basis:

	December 31, 2023		December 31, 2022
	Gross	Net of Collateral(1)	Gross	Net of Collateral(1)
A- or better by A.M. Best	$8,767	$8,767	$3,797	$3,792
Not rated	17,407	2,432	9,504	286
Total before provision	26,174	$11,199	$13,301	$4,078
Provision for credit losses	(487)		(62)
Total loss and loss adjustment expenses recoverable, net	$25,687		$13,239
(1) Collateral is in the form of cash, letters of credit, funds withheld, and/or cash collateral held in trust accounts. This excludes any excess collateral in order to disclose the aggregate net exposure for each retrocessionaire.
At December 31, 2023, we had 3 reinsurers (2022: 4) that accounted for 10% or more each of the total loss and loss adjustment expenses recoverable, net, for an aggregate gross amount of $20.4 million (2022: $11.1 million).

Link to Table of Contents
9. DEBT AND CREDIT FACILITIES

Debt Obligations

The following table summarizes the Company’s outstanding debt obligations.

	December 31, 2023	December 31, 2022
Term loans	$74,062	$—
Senior convertible notes	—	79,610
Total principal amount	74,062	79,610
Accrued interest payable	—	1,331
Less: deferred financing costs	(781)	(407)
Total debt	$73,281	$80,534

Term Loans

On June 16, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with a group of banks (the “Banks”), for which CIBC Bank USA is acting as administrative agent. The Credit Agreement provides, subject to certain customary conditions, for a delayed draw term loan facility (the “Loan Facility”), in an aggregate amount of $75.0 million. Outstanding loans (“Term Loans”) under the Facility will (i) amortize in equal quarterly installments in an aggregate annual amount equal to 5.0% of the Term Loans and (ii) accrue interest at a rate equal to an adjusted term Secured Overnight Financing Rate (“SOFR”) plus 3.5% per annum. The Company posted $10.0 million of collateral as security for the Loan Facility. The Loan Facility matures on August 1, 2026.

During the year ended December 31, 2023, the Company borrowed $75.0M from the Loan Facility of which $63.4 million was used to repay all of the outstanding Convertible Senior Notes (see below), with the remaining proceeds for general corporate purposes. The Company also made $0.9 million partial repayment on the Term Loans. The interest rate on the outstanding Terms Loans was 8.9% at December 31, 2023. To manage interest rate risk, the Company hedged 50% of the floating interest rate on the Term Loans (see Note 6).

The Company was in compliance with all covenants relating to the Loan Facility at December 31, 2023.

Senior Convertible Notes

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Convertible Notes”), with a maturity date of August 1, 2023. The Convertible Notes paid interest at 4.0%, payable semi-annually on February 1 and August 1 of each year beginning February 1, 2019. The conversion price was $17.19 per ordinary share of the Company.

During the year ended December 31, 2023 the Company repurchased and canceled $17.5 million (2022: $20.4 million) of the Convertible Notes, respectively, resulting in realized gains of $0.3 million (2022: $0.3 million), which is included in “Other income (expense), net” in the consolidated statements of operations. As noted above, the Company fully repaid the remaining outstanding Convertible Notes on August 1, 2023, from the proceeds of the new Term Loans.
Financing Costs
The Company incurred $0.9 million of issuance costs relating to the Credit Agreement, which are deferred and amortized through the maturity of the Loan Facility. The remaining unamortized deferred financing costs are reported separately in the above table.

For the year ended December 31, 2023, the Company recognized interest expense of $5.3 million (2022: $4.2 million, 2021: $6.3 million) relating to the total debt, which included the interest coupon, the amortization of issuance costs and the change in fair value of the interest rate swap (see Note 6).

Link to Table of Contents
Credit Facilities

At December 31, 2023, the Company had the following letter of credit (“LOC”) facilities:

	Capacity	LOCs issued	Termination Date
Citibank Europe plc ("Citi LOC")[1]	$289,000	$276,756	August 20, 2024
CIBC Bank USA ("CIBC LOC")	200,000	13,903	December 21, 2024
	$489,000	$290,659
1) Includes $14.0 million of uncommitted capacity.
The above LOCs issued are cash collateralized (see Note 5). The LOC facilities are subject to various customary affirmative, negative and financial covenants. At December 31, 2023, the Company was in compliance with all LOC facilities covenants.

Citi LOC

The Citi LOC facility automatically renews each year unless terminated by either party subject to a 120 days notice prior to termination date.

CIBC LOC

On December 22, 2023, through a subsidiary, the Company entered into a credit agreement with CIBC Bank USA for a $200.0 million committed LOC facility (the “CIBC LOC Facility”), with a $30.0 million sublimit for unsecured LOCs (the “CIBC Revolving Credit Facility”). Loans made under the CIBC Revolving Credit Facility, solely for supporting unsecured LOCs, will accrue interest at a rate of base rate plus 2.5% per annum in the event that the beneficiary draws down on an unsecured LOC and the Company does not provide cash collateral within the stipulated period. The CIBC LOC Facility is subject to an automatic extension of one year without prior written notice by the Company. The CIBC Revolving Credit Facility expires after one year.

10.     SHARE CAPITAL

Ordinary Shares

The following table is a summary of changes in ordinary shares issued and outstanding:

	2023			2022		2021
	Ordinary	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	—	28,569,346	6,254,715	27,589,731	6,254,715	28,260,075	6,254,715
Issue of shares, net of forfeitures	64,719	447,952	—	984,548	—	409,200	—
Repurchase of shares	—	—	—	(4,933)	—	(1,079,544)	—
Re-designate Class B to Class A shares	—	6,254,715	(6,254,715)	—	—	—	—
Reclassify Class A to Ordinary shares	35,272,013	(35,272,013)	—	—	—	—	—
Balance – end of year	35,336,732	—	—	28,569,346	6,254,715	27,589,731	6,254,715

The Company’s authorized share capital is 125,000,000 ordinary shares, par value of $0.10 per share.

On July 25, 2023, at the Company’s Annual General Meeting the shareholders approved the re-designation of Class B ordinary shares as Class A ordinary shares, and then reclassified Class A ordinary shares as “ordinary shares”, resulting in the elimination of the dual-class share structure.

At December 31, 2023, the Company has an effective Form S-3 registration statement on file with the SEC for an aggregate principal amount of $200.0 million in securities.

Link to Table of Contents

Share Repurchase Plan

On May 2, 2023, the Board of Directors re-approved the share repurchase plan effective from July 1, 2023 until June 30, 2024, authorizing the Company to repurchase up to $25.0 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase. For the year ended December 31, 2023, there was no repurchase of ordinary shares (2022: 4,933 at an average price of $7.04 per share).

Preferred Shares

The Company’s authorized share capital also consists of 50,000,000 preference shares with a par value of $0.10 each. At December 31, 2023, the Company has no issued and outstanding preferred shares.

11.   SHARE-BASED COMPENSATION

On July 25, 2023, at the Company’s Annual General Meeting the shareholders approved the Greenlight Capital Re, Ltd. 2023 Omnibus Incentive Plan, or the 2023 Incentive Plan. The 2023 Incentive Plan replaces the Greenlight Capital Re, Ltd. Amended and Restated 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan. The aggregate number of ordinary shares that are available to be delivered pursuant to awards granted under the 2023 Incentive Plan is equal to the sum of (i) 2,000,000 shares, and (ii) any shares that remained or otherwise become available under the 2004 Stock Incentive Plan as of July 25, 2023. If, after July 25, 2023, any award granted under the 2023 Incentive Plan or the 2004 Stock Incentive Plan is forfeited or otherwise expires, terminates or is canceled , then the number of ordinary shares subject to such award that were not issued shall become available for issuance under the 2023 Incentive Plan. The 2023 Incentive Plan is administered by the Compensation Committee of the Board of Directors.

At December 31, 2023, 3,296,771 (2022: 2,011,426) ordinary shares remained available for future issuance under the Company’s 2023 Incentive Plan. Under this plan, the Company is authorized to issue restricted shares, RSUs, and stock options. Share-based awards contain restrictions relating to vesting (service-based and/or performance-based), forfeiture in the event of termination of employment, transferability, and other matters.

 Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards:

	Performance Restricted Shares		Service Restricted Shares
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2021	193,149	$10.10	753,407	$8.68
Granted	601,213	6.82	356,422	7.02
Vested	—	—	(268,457)	9.38
Forfeited	—	—	(8,476)	7.67
Balance at December 31, 2022	794,362	$7.62	832,896	7.76
Granted	357,766	10.84	242,957	10.58
Vested	—	—	(599,942)	8.74
Forfeited	(109,440)	9.37	(56,307)	8.44
Balance at December 31, 2023	1,042,688	$9.94	419,604	$9.18

For the year ended December 31, 2023, the Company issued to non-employee directors an aggregate of 65,394 (2022: 107,763) restricted ordinary shares as part of their remuneration for services to the Company (included in “Service Restricted Shares” column in the above table). They will vest on the earlier of (i) the first anniversary of the date of the share issuance and (ii) the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

Link to Table of Contents

For the year ended December 31, 2023, the Company granted to employees (i) 357,766 (2022: 601,213) restricted shares with both performance and service-based vesting conditions (“Performance RSs”) and (ii) 177,563 (2022: 248,659) restricted shares with only service-based vesting conditions (“Service RSs”). Most of these Service RSs vest evenly each year on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSs, with a target of 50%.

Prior to fiscal year 2021, the Company issued ordinary shares to the Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan (“CEO RSs”). These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of the CEO’s employment, and transferability. The CEO RSs cliff vest five years after the date of issuance, subject to the performance condition being met and the CEO’s continued service with the Company. At December 31, 2023, there were 162,489 non-vested CEO RSs with a weighted average grant date fair value of $9.00 per share. As the performance conditions associated with these restricted shares have not been met, the Company recognized no compensation cost relating to the unvested CEO RSs for the years ended December 31, 2023, 2022, and 2021. During the year ended December 31, 2023, the Company modified certain share-based awards previously granted to the CEO in connection with the Separation Agreement (see Note 15), resulting in an incremental share-based compensation charge of $1.5 million (see below “Stock Compensation Expense”).

At December 31, 2023, there was $3.0 million (2022: $3.3 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding the above CEO RSs), which the Company expects to recognize over a weighted-average period of 1.4 years (2022: 1.4 years). For the year ended December 31, 2023, the total fair value of restricted shares vested was $5.2 million (2022: $2.5 million).

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding RSUs:

	Performance RSUs		Service RSUs
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2021	—	$—	154,134	$8.59
Granted	105,008	6.82	54,207	6.82
Vested	—	—	(35,389)	10.84
Forfeited	—	—	—	—
Balance at December 31, 2022	105,008	$6.82	172,952	7.58
Granted	71,121	9.85	42,811	9.85
Vested	—	—	(77,695)	6.74
Forfeited	(21,684)	8.15	(27,643)	8.62
Balance at December 31, 2023	154,445	$8.03	110,425	$8.78

Prior to 2022, the RSUs issued to employees cliff vested three years after the date of issuance, subject to the grantee’s continued service with the Company. From 2022, the Service RSUs vest evenly over three years on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSUs, with a target of 50%.

At December 31, 2023, the total compensation cost related to non-vested RSUs not yet recognized was $0.4 million (2022: $0.6 million), which the Company expects to recognize over a weighted-average period of 1.5 years (2022: 1.6 years).

Link to Table of Contents

Employee and Director Stock Options

The following table summarizes the stock option activity:

	Number of options outstanding	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2021	735,627	22.35	10.23	—	4.7 years
Expired	(45,290)	23.80	11.04
Balance at December 31, 2022	690,337	22.25	10.18	—	4.0 years
Expired	(38,197)	26.44	13.09
Balance at December 31, 2023	652,140	$22.01	$10.01	$—	3.2 years

The following table summarizes information about options exercisable:

	December 31, 2023	December 31, 2022	December 31, 2021
Number of options exercisable	652,140	610,337	575,627
Weighted-average exercise price	$22.01	$22.39	$22.67
Weighted-average remaining contractual term	3.2	3.9	4.5
Intrinsic value ($ in millions)	$—	$—	$—

During the year ended December 31, 2023, 80,000 (2022: 80,000) options vested. They had a weighted average grant date fair value of $9.60 (2022: $9.60). All outstanding options are fully vested and exercisable.

Stock Compensation Expense

For the year ended December 31, 2023, the Company recorded $6.1 million (2022: $4.7 million, 2021: $3.2 million) of total stock compensation expense (net of forfeitures), including the incremental costs for modified grants. The stock compensation expense is included in “General and administrative expenses” in the consolidated statements of operations. Forfeiture recoveries were immaterial for the current and last two fiscal years.

Link to Table of Contents
12. EARNINGS PER SHARE

The following table reconciles net income and weighted average shares used in computing basic and diluted net income per share:

	Year ended December 31
	2023	2022	2021
Numerator for earnings per share
Net income - basic	$86,830	$25,342	$17,578
Add: interest on convertible notes	—	4,201	—
Less: gain on debt repurchases	—	(343)	—
Net income - diluted	$86,830	$29,200	$17,578

Denominator for earnings per share
Weighted average shares outstanding - basic	34,067,974	33,908,156	34,204,364
Effect of dilutive employee and director share-based awards	729,885	368,096	146,652
Shares potentially issuable in connection with convertible notes	—	5,493,538	—
Weighted average shares outstanding - diluted	34,797,859	39,769,790	34,351,016
Anti-dilutive stock options outstanding	652,140	690,337	735,627

Earnings per share
Basic	$2.55	$0.75	$0.51
Diluted	2.50	0.73	0.51

13.    NET INVESTMENT INCOME

The following table provides a breakdown of net investment income:

	Year ended December 31
	2023	2022	2021
Interest and dividend income, net of withholding taxes and other expenses	$35,629	$4,466	$(1,660)
Net realized and unrealized gains on other investments (see Note 4)	1,738	9,673	33,725
Net investment-related income	37,367	14,139	32,065
Share of SILP's net income (see Note 3)	28,696	54,844	18,087
Total investment income	$66,063	$68,983	$50,152

Link to Table of Contents
14.    INCOME TAXES

Components of Income Taxes

The following table shows the breakdown of the Company’s current and deferred income tax benefit (expense) on a consolidated basis:

	Year ended December 31
	2023	2022	2021
Current tax (expense) benefit
Europe	$(587)	$(30)	$(10)
U.S.	(100)	846	(3,734)
Deferred tax (expense) benefit
Europe	(1,698)	(442)	(254)
U.S.	—	—	(2)
Decrease in deferred tax valuation allowance	2,285	442	254
Income tax (expense) benefit	$(100)	$816	$(3,746)
Under current Cayman Islands law, no corporate entity, including GLRE and Greenlight Re, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company has an undertaking from the Governor-in-Cabinet of the Cayman Islands, pursuant to the provisions of the Tax Concessions Act, as amended, that, in the event that the Cayman Islands enacts any legislation that imposes a tax on profits, income, gains, or appreciations, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to GLRE, Greenlight Re nor their respective operations, or to the ordinary shares or related obligations, before February 1, 2025.

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a marginal rate of 21% (2022: 21%). Verdant’s tax years 2019 and beyond remain open and may be subject to examination by the IRS.

GRIL is incorporated in Ireland and therefore is subject to the Irish corporation tax rate of 12.5% on its trading income and 25% on its non-trading income.

Greenlight Re UK and GCM are incorporated in the United Kingdom and therefore are subject to the U.K. corporate tax rate of 25% (2022 and 2021: 19%) on their respective profits.

Deferred Tax Assets

The following table provides details of the significant components of deferred tax assets:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Operating and capital loss carryforwards	$1,087	$2,785
Deferred tax assets before valuation allowance	1,087	2,785
Valuation allowance	—	(2,285)
Deferred tax assets, net of valuation allowance	$1,087	$500

At December 31, 2023, the Company has determined that it is more likely than not that it will fully realize the recorded deferred tax asset in the future based on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit.

Tax Loss Carryforwards

At December 31, 2023, GRIL had a net operating loss carryforward of $8.7 million (2022: $20.4 million) which can be carried forward indefinitely.

Link to Table of Contents
15.    RELATED PARTY TRANSACTIONS

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

For a detailed breakdown of management fees and performance compensation for the years ended December 31, 2023, 2022, and 2021, refer to Note 3.

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At December 31, 2023, SILP, along with certain affiliates of DME Advisors, collectively owned 27.1% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in SILP. At December 31, 2023, SILP held 2.7 million shares of GRBK.

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

Link to Table of Contents
Separation Agreement with CEO

On November 3, 2023, the Company entered into a Deed of Settlement and Release (“Separation Agreement”) with the CEO (Mr. Simon Burton) pursuant to which Mr. Burton’s employment with the Company would terminate by mutual consent, including resignation from the Board of Directors, effective as of December 31, 2023. The following is a summary of the material financial terms of the Separation Agreement:
•$2.4 million cash severance payable over 18 months and $0.3 million salary continuance to April 30, 2024 (these have been accrued and included in “Other liabilities” in the consolidated balance sheets at December 31, 2023);
•$1.5 million non-cash charge for accelerated vesting for Mr. Burton’s remaining 235,936 service restricted shares and modified vesting condition for Mr. Burton’s remaining 532,035 performance restricted shares in which the service condition is no longer a requirement for vesting (see Note 11); and
•$1.6 million grant date fair value of performance restricted shares to be granted in March 2024.

As a result of the above Separation Agreement, for the year ended December 31, 2023, the Company recognized a total charge of $4.3 million including the incremental share-based compensation cost for the modified grants, which is included in “General and administrative expenses” in the consolidated statements of operations.

16.    COMMITMENTS AND CONTINGENCIES

a) Concentration of Credit Risk

Cash and cash equivalents

The Company monitors its concentration of credit risk with financial institutions and limits acceptable counterparties based on current rating, outlook and other relevant factors.

Investments

The Company’s credit risk exposure to private debt and convertible debt securities within its “Other investments” are immaterial (see Note 4).
Reinsurance balances receivable, net

The following table shows the breakdown of reinsurance balances receivable:

	December 31, 2023		December 31, 2022
	Amount	%	Amount	%
Premiums receivable	$186,940	30.2%	$160,559	31.8%

Funds withheld:
Funds held by cedants	50,075	8.1%	45,351	9.0%
Premiums held by Lloyds' syndicates	264,278	42.7%	188,056	37.2%
Funds at Lloyd’s	115,772	18.6%	103,947	20.5%

Profit commission receivable	2,302	0.4%	4,888	1.0%

Deposit assets	888	0.1%	3,110	0.6%
Total before provision	620,255	100.1%	505,911	100.1%
Provision for expected credit losses	(854)	(0.1)%	(356)	(0.1)%
Reinsurance balances receivable, net	$619,401	100.0%	$505,555	100.0%

The Company has posted deposits at Loyd’s to support underwriting capacity for certain syndicates, including Syndicate 3456 (see Note 18). Lloyd’s has a credit rating of “A” (Excellent) from A.M. Best.

Link to Table of Contents
Premiums receivable includes a significant portion of estimated premiums not yet due. Brokers and other intermediaries are responsible for collecting premiums from customer on the Company’s behalf. The Company monitors its concentration of credit risks from brokers (see Note 17). The diversity in the Company’s client base limits credit risk associated with premiums receivable and funds (premiums) held by cedents. Further, under the reinsurance contracts the Company has contractual rights to offset premium balances receivable and funds held by cedants against corresponding payments for losses and loss expenses.

Loss and loss adjustment expenses recoverable, net

The Company regularly evaluates its net credit exposure to the retrocessionaires and their abilities to honor their respective obligations. See Note 8 for analysis of concentration of credit risk relating to retrocessionaires.

b) Lease Obligations

The Company operates in the Cayman Islands, United Kingdom, and Ireland under various non-cancelable operating lease agreements. The Company’s weighted-average remaining operating lease term is approximately 2.5 years at December 31, 2023.

As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 6.0% to determine the present value of lease payments. This discount rate represents the Company’s incremental borrowing rate for a term similar to that of the associated lease based on information available at the commencement date. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the borrowing term.

At December 31, 2023, the right-of-use assets and lease liabilities relating to the operating leases were $1.4 million and $1.5 million, respectively (2022: $1.9 million and $2.0 million, respectively). For the year ended December 31, 2023, the Company recognized operating lease expense $0.6 million (2022: $0.6 million, 2021: $0.4 million).

At December 31, 2023, the commitment for operating lease liabilities for future annual periods was as follows:

Year ending December 31,
2024	$637
2025	653
2026	352
Total lease payments	1,642
Less Imputed Interest	(142)
Present value of lease liabilities	$1,500

c) Litigation

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

Link to Table of Contents
17.     SEGMENT REPORTING

The Company has one operating segment: Property & Casualty Reinsurance.

A significant portion of the Company’s business is sourced through reinsurance brokers. The following table sets forth the brokers and their subsidiaries that generated more than 10% of our premiums.

Year ended December 31,	Broker	Premiums	% of Total Premiums
2023
	Guy Carpenter (Marsh)	$122,766	19.3%
	Aon Benfield	91,642	14.4%
			33.7%
2022
	Aon Benfield	$159,421	28.3%
	Gallagher Re	91,239	16.2%
			44.5%
2021
	Guy Carpenter (Marsh)	$178,336	31.5%
	Aon Benfield	139,044	24.6%
	BMS Group	63,958	11.3%
			67.4%

The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Year ended December 31
	2023		2022		2021
Property
Commercial	$51,859	8.1%	$14,750	2.6%	$10,853	1.9%
Motor	671	0.1	2,346	0.4	29,953	5.3
Personal	60,761	9.5	68,227	12.1	12,141	2.1
Total Property	113,291	17.8	85,323	15.2	52,947	9.4
Casualty
General Liability	96,535	15.2	60,276	10.7	18,037	3.2
Motor Liability	16,223	2.5	8,601	1.5	118,251	20.9
Professional Liability	11,953	1.9	1,921	0.3	316	0.1
Workers' Compensation	10,034	1.6	28,381	5.0	62,188	11.0
Multi-line	216,292	34.0	225,924	40.1	180,321	31.9
Total Casualty	351,037	55.1	325,103	57.7	379,113	67.1
Other
Accident & Health	8,339	1.3	8,947	1.6	31,612	5.6
Financial	56,114	8.8	66,528	11.8	66,612	11.8
Marine	31,138	4.9	22,700	4.0	10,652	1.9
Other Specialty	76,891	12.1	54,570	9.7	24,457	4.3
Total Other	172,482	27.1	152,745	27.1	133,333	23.6
	$636,810	100.0%	$563,171	100.0%	$565,393	100.0%

Link to Table of Contents
Gross Premiums Written by Geographic Area of Risks Insured

	Year ended December 31
	2023		2022		2021
U.S. and Caribbean	$254,792	40.0%	$295,428	52.4%	$316,015	55.9%
Worldwide (1)	321,578	50.5	242,561	43.1	240,285	42.5
Asia	46,936	7.4	20,334	3.6	4,609	0.8
Europe	13,504	2.1	4,848	0.9	4,484	0.8
	$636,810	100.0%	$563,171	100.0%	$565,393	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.

18.     STATUTORY REQUIREMENTS

The Company’s reinsurance operations are subject to insurance laws and regulations in the jurisdictions in which they operate, principally in the Cayman Islands and in Ireland. Additionally, the Company’s Syndicate 3456 is regulated by Lloyd’s. These regulations include certain restrictions on the amount of dividends or other distribution, such as loans or cash advances, available to shareholders without prior approval of the respective regulatory authorities.

The statutory capital and surplus and required minimum statutory capital and surplus of the Company’s most significant regulated reinsurance operations are detailed below:

	Cayman Islands		Ireland
At December 31,	2023	2022	2023	2022
Statutory capital and surplus	569,044	$474,985	58,721	68,881
Required statutory capital surplus	256,586	226,507	39,367	41,859
Excess statutory capital	312,458	$248,478	19,354	$27,022

The statutory net income for the Company’s most significant regulated reinsurance operations were as follows:

	Greenlight Re	GRIL
Year ended December 31, 2023	$85,464	$11,479
Year ended December 31, 2022	$32,290	$4,612
Year ended December 31, 2021	$15,912	$3,800

Cayman Islands

Greenlight Re is subject to the Cayman Islands’ Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, (2018 Revision) (the “Insurance Regulations”). Under this Insurance Regulations, Greenlight Re is required to maintain minimum statutory capital and surplus equal to the greater of: a) the Minimum Capital Requirement of $50.0 million and b) the Prescribed Capital Requirement (“PCR”) as defined in the Insurance Regulations.

Greenlight Re is not required to prepare statutory financial statements for filing with CIMA. There were no material differences between Greenlight Re’s GAAP capital, surplus, and net income and its statutory capital, surplus, and net income at December 31, 2023 and 2022, and for the years then ended.

Any dividends declared and paid from Greenlight Re to the Company requires CIMA’s approval. During the year ended December 31, 2023, $8.3 million of dividends (2022: $60.1 million, 2021: $4.0 million) were declared or paid by Greenlight Re to the Company. The dividends were approved by CIMA and resulted in the return of additional share capital to the Company. The dividends were used primarily to repurchase and repay the Company’s Convertible Notes (see Note 9). At December 31, 2023, $312.5 million (2022: $248.5 million) of Greenlight Re’s capital and surplus was available for distribution as dividends.

Link to Table of Contents
Ireland

Effective January 1, 2016, the Company’s Irish subsidiary (GRIL) is obligated to maintain at all times the Minimum Capital Requirement (“Irish MCR”) and the Solvency Capital Requirement (“SCR”) as calculated by reference to Solvency II definition.

There were no material differences between the statutory financial statements and statements prepared in accordance with U.S. GAAP for GRIL at December 31, 2023 and 2022, and for the years then ended.

The amount of dividends that GRIL is permitted to distribute is limited to its retained earnings. The Central Bank of Ireland has powers to intervene if a dividend payment were to breach regulatory capital requirements. At December 31, 2023 and 2022, none of GRIL’s capital and surplus was available for distribution as dividends.

Lloyd’s of London

    The Company operates in the Lloyd’s market through its corporate member, GCM, which provides 100% of Syndicate 3456’s capital support. Syndicate 3456 is managed by a third party managing agency. GCM and Syndicate 3456 are bound by the rules of Lloyd’s, which are prescribed by Bye-laws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules prescribe members’ membership subscription, the level of their contributions to the Lloyd’s Central Fund and the assets they must deposit with Lloyd’s in support of their underwriting. Further, the Council of Lloyd’s has broad powers to sanctions breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates.

The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit, known as “Funds at Lloyds” or “FAL”, in the form of cash, certain investment securities, or letters of credit. The FAL is not available for distributions for the payment of dividends or for working capital requirements. Further, corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution for the payment of dividends. The amount of FAL for Syndicate 3456 is determined by Lloyd’s and is based on Syndicate 3456’s solvency and capital requirement based on an internal capital model. See Note 16 for total FAL for Syndicate 3456 and other syndicates in which the Company has a participation interest.

Link to Table of Contents
SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2023

(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
Other investments:
Private investments and unlisted equities	$28,470	$71,157	$71,157
Debt and convertible debt securities	2,499	2,136	2,136
Total other investments	30,969	73,293	73,293
Total investments - other than investments in related parties	$30,969	$73,293	$73,293

Link to Table of Contents
SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,924	$975
Investment in subsidiaries	667,732	554,438
Due from subsidiaries	—	28,400
Other assets	628	753
Total assets	$670,284	$584,566
Liabilities and equity
Liabilities
Debt	$73,281	$80,534
Other liabilities	712	81
Due to subsidiaries	196	831
Total liabilities	74,189	81,446
Shareholders’ equity
Share capital	3,534	3,482
Additional paid-in capital	484,532	478,439
Retained earnings	108,029	21,199
Total shareholders’ equity	596,095	503,120
Total liabilities and equity	$670,284	$584,566

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF OPERATIONS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2023	2022	2021
Revenue
Net investment income	$5	$1	$22
Other income (expense)	239	366	—
Total revenues	244	367	22
Expenses
General and administrative expenses	9,042	6,887	4,263
Interest expense	5,344	4,201	6,263
Total expenses	14,386	11,088	10,526
Net income (loss) before equity in earnings of consolidated subsidiaries	(14,142)	(10,721)	(10,504)
Equity in earnings of consolidated subsidiaries	100,972	36,063	28,082
Consolidated net income	$86,830	$25,342	$17,578
Comprehensive income	$86,830	$25,342	$17,578

Link to Table of Contents
SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2023	2022	2021
Cash flows from operating activities
Net income	$86,830	$25,342	$17,578
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities:
Equity in earnings of consolidated subsidiaries	(100,972)	(36,063)	(28,082)
Net realized gain on repurchase of convertible senior notes payable	(265)	(343)	—
Net change in unrealized gains and losses on investments	—	—	—
Share-based compensation expense	5,550	4,028	2,813
Accretion of debt offering costs and change in interest accruals	(1,696)	79	2,263
Net change in
Due from subsidiaries	28,400	(28,400)	—
Other assets	125	(753)	—
Other liabilities	631	(69)	150
Due to subsidiaries	(635)	(2,071)	1,050
Net cash provided by (used in) operating activities	17,968	(38,250)	(4,228)
Cash flows from investing activities
Change in notes receivable	—	—	10,706
Contributed surplus (to) from subsidiaries, net	(11,727)	58,568	4,000
Net cash provided by (used in) investing activities	(11,727)	58,568	14,706
Cash flows from financing activities
Proceeds from term loans	75,000	—	—
Repayment of convertible senior notes payable	(62,147)	—	—
Repurchases of convertible senior notes payable	(17,198)	(19,793)	—
Repurchase of Class A ordinary shares	—	(35)	(10,000)
Net cash used in financing activities	(4,345)	(19,828)	(10,000)
Net increase (decrease) in cash and cash equivalents	1,896	490	478
Cash and cash equivalents at beginning of the year	975	485	7
Cash and cash equivalents at end of the year	$2,871	$975	$485
Supplementary information
Non cash consideration from (to) subsidiaries, net	$(595)	$(656)	$(415)

Link to Table of Contents
SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Total investment related income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2023	Property & Casualty	$79,956	$661,554	$306,310	$583,147	$66,063	$360,004	$168,877	$43,240	$636,810
2022	Property & Casualty	$82,391	$555,468	$307,820	$469,477	$68,983	$316,485	$143,148	$31,606	$563,171
2021	Property & Casualty	$63,026	$524,010	$227,584	$539,279	$50,152	$374,980	$144,960	$29,369	$565,393

Link to Table of Contents
SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(expressed in thousands of U.S. dollars)

Year	Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net written premiums	Percentage of amount assumed to net
2023	Property & Casualty	$—	$42,762	$636,810	$594,048	107%
2022	Property & Casualty	$—	$33,429	$563,171	$529,742	106%
2021	Property & Casualty	$—	$41	$565,393	$565,352	100%