Form 10-Q
period 2024-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2024-05-08
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Ordinary Shares, $0.10 par value	35,321,144
(Class)	Outstanding at May 3, 2024

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION

NOTE OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (herein referred as “Form 10-Q”) of Greenlight Capital Re, Ltd. (“Greenlight Capital Re,” “Company,” “us,” “we,” or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts included in this report, including statements regarding estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States (“U.S.”) federal securities laws established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are not historical facts, and are based on current expectations, estimates and projections, and various assumptions, many of which, are inherently uncertain and beyond management’s control.

Forward-looking statements contained in this Form 10-Q may include, but are not limited to, information regarding our estimates for catastrophes and weather-related losses (herein referred as “CAT losses”), measurements of potential losses in the fair market value of our investments, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding pricing, and other market and economic conditions including inflation, our growth prospects, and valuations of the potential impact of movements in interest rates, equity securities’ prices, and foreign currency exchange rates.

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
•the loss of significant brokers; and
•those described under “Item 1A, Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31,2023, as filed with the SEC on March 5, 2024 (“2023 Form 10-K”), which is accessible on the SEC’s website at www.sec.gov.

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

Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2024 (unaudited) and December 31, 2023
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2024	December 31, 2023
Assets
Investments
Investment in related party investment fund, at fair value	$307,138	$258,890
Other investments	72,656	73,293
Total investments	379,794	332,183
Cash and cash equivalents	61,598	51,082
Restricted cash and cash equivalents	581,208	604,648
Reinsurance balances receivable (net of allowance for expected credit losses of 2024: $865 and 2023: $854)	693,742	619,401
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of 2024: $701 and 2023: $487)	44,765	25,687
Deferred acquisition costs	84,891	79,956
Unearned premiums ceded	25,202	17,261
Other assets	5,769	5,089
Total assets	$1,876,969	$1,735,307
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$730,655	$661,554
Unearned premium reserves	348,631	306,310
Reinsurance balances payable	71,640	68,983
Funds withheld	20,796	17,289
Other liabilities	8,323	11,795
Debt	72,466	73,281
Total liabilities	1,252,511	1,139,212
Commitments and Contingencies (Note 15)
Shareholders' equity
Preferred share capital (par value $0.10; none issued)	—	—
Ordinary share capital (par value $0.10; issued and outstanding, 35,321,144 (2023: par value $0.10; issued and outstanding, 35,336,732)	3,532	3,534
Additional paid-in capital	485,878	484,532
Retained earnings	135,048	108,029
Total shareholders' equity	624,458	596,095
Total liabilities and equity	$1,876,969	$1,735,307

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three months ended March 31, 2024 and 2023
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31
	2024	2023
Revenues
Gross premiums written	$217,258	$186,455
Gross premiums ceded	(23,181)	(11,212)
Net premiums written	194,077	175,243
Change in net unearned premium reserves	(32,541)	(32,594)
Net premiums earned	161,536	142,649
Income (loss) from investment in related party investment fund (net of related party expenses - Note 3)	18,248	(3,138)
Net investment income	8,143	8,378
Foreign exchange gains (losses)	(1,649)	4,931
Other income, net	5,035	2,166
Total revenues	191,313	154,986
Expenses
Net loss and loss adjustment expenses incurred	109,326	96,725
Acquisition costs	41,610	41,476
General and administrative expenses	10,714	9,936
Deposit interest expense	876	132
Interest expense	1,249	776
Total expenses	163,775	149,045
Income before income tax	27,538	5,941
Income tax expense	(519)	(54)
Net income	$27,019	$5,887

Earnings (loss) per share ("EPS"):
Basic	$0.79	$0.17
Diluted	$0.78	$0.17
Weighted average number of ordinary shares used in the determination of EPS:
Basic	34,272,230	34,059,185
Diluted	34,653,381	38,231,607

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the three months ended March 31, 2024 and 2023
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2024	2023
Ordinary share capital
Balance - beginning of period	$3,534	$3,482
Issue of ordinary shares, net of forfeitures	(2)	44
Balance - end of period	3,532	3,526
Additional paid-in capital
Balance - beginning of period	484,532	478,439
Share-based compensation expense	1,346	990
Balance - end of period	485,878	479,429
Retained earnings
Balance - beginning of period	108,029	21,199
Net income	27,019	5,887
Balance - end of period	135,048	27,086
Total shareholders' equity	$624,458	$510,041

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2024 and 2023
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2024	2023
Cash flows from operating activities
Net income	$27,019	$5,887
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities:
Income from investments in related party investment fund	(18,248)	3,138
Net realized gain on repurchase of convertible senior notes payable	—	(265)
Net realized and unrealized losses (gains) on other investments	413	250
Net realized and unrealized losses (gains) on derivatives	(472)	—
Current expected credit losses (gains) recognized on reinsurance assets	225	—
Share-based compensation expense	1,344	1,034
Accretion of debt offering costs and change in interest accruals	123	(803)
Net change in:
Reinsurance balances receivable	(74,352)	(76,086)
Loss and loss adjustment expenses recoverable	(19,292)	(3,688)
Deferred acquisition costs	(4,935)	(2,164)
Unearned premiums ceded	(7,941)	(2,630)
Loss and loss adjustment expense reserves	69,101	40,331
Unearned premium reserves	42,321	30,069
Reinsurance balances payable	2,657	4,114
Funds withheld	3,507	(61)
Other items, net	(3,510)	(385)
Net cash provided by (used in) operating activities	17,960	(1,259)
Cash flows from investing activities
Proceeds from redemptions of investment in SILP	—	26,000
Contributions to investment in SILP	(30,000)	(47,001)
Purchases of other investments	—	(1,075)
Proceeds on disposal of other investments	168	—
Net cash provided by (used in) investing activities	(29,832)	(22,076)
Cash flows from financing activities
Repayment of term loans	(938)	—
Repurchases of convertible senior notes payable	—	(17,085)
Net cash used in financing activities	(938)	(17,085)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(114)	132
Decrease in cash, cash equivalents and restricted cash	(12,924)	(40,288)
Cash, cash equivalents and restricted cash at beginning of the period	655,730	706,548
Cash, cash equivalents and restricted cash at end of the period	$642,806	$666,260
Supplementary information
Interest paid in cash	$1,724	$1,578
Income tax paid (refund received) in cash	—	21

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2024

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Greenlight Capital Re, Ltd. (“GLRE” and, together with its wholly-owned subsidiaries, the “Company”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. The Company is a global specialty property and casualty reinsurer headquartered in the Cayman Islands. The ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol “GLRE.”

Basis of Presentation

These unaudited condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the U.S. Securities and Exchange Commission’s (“SEC”) instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s 2023 Form 10-K. The financial statements include the accounts of GLRE and the consolidated financial statements of its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated on consolidation.

In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year.

Tabular dollars are in thousands, with the exception of per share amounts or otherwise noted. All amounts are reported in U.S. dollars.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current financial statements. The Company has reported separately the foreign exchange gains (losses) from “Other income” in the condensed consolidated statements of operations. This resulted in no change to the previously reported total revenues or net income. The Company has also included the foreign exchange gains (losses) as part of the net change in working capital in the condensed consolidated statements of cash flows. Further, the Company combined “Other assets, excluding depreciation” and “Other liabilities” and presented the sum as “Other items, net” in the condensed consolidated statements of cash flows. These changes in presentation in the condensed consolidated statements of cash flows have resulted in no change to the previously reported net cash provided by (used in) operating activities.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies as described in its 2023 Form 10-K.

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

On December 14, 2023, FASB issued ASU 2023-09, Income Taxes Topic (740) - Improvements to Income Tax Disclosures. The new ASU provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. This ASU is effective for the Company’s 2024 year-end financial statements.

As the above ASUs relate solely to financial statement disclosures, the adoption of these ASUs will not impact the Company’s financial condition, results of operations, or cash flows.

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

There has been no change to the Company’s agreement with Solasglas Investments, LP (“SILP” or “Solasglas”) as described in its 2023 Form 10-K.

The Company’s maximum exposure to loss relating to SILP is limited to GLRE's share of Partners’ capital in SILP. At March 31, 2024, GLRE'’s share of Partners’ capital in SILP was $307.1 million (December 31, 2023: $258.9 million), representing 74.2% (December 31, 2023: 72.7%) of SILP’s total net assets. DME II held the remaining 25.8% (December 31, 2023: 27.3%) of SILP’s total net assets.

The Company’s share of the net increase in Partner’s capital for the three months ended March 31, 2024 was $18.2 million (three months ended March 31, 2023: decrease of $3.1 million), as shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of SILP are presented below.

Summarized Statements of Financial Condition of Solasglas Investments, LP

	March 31, 2024	December 31, 2023
Assets
Investments, at fair value	$446,433	$453,358
Derivative contracts, at fair value	15,609	11,167
Due from brokers	152,611	121,754
Cash and cash equivalents	881	—
Interest and dividends receivable	224	1,143
Total assets	615,758	587,422

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(190,353)	(197,571)
Derivative contracts, at fair value	(9,896)	(12,917)
Capital withdrawals payable	(390)	(1,000)
Due to brokers	—	(17,398)
Interest and dividends payable	(1,234)	(2,315)
Accrued expenses and other liabilities	(103)	(247)
Total liabilities	(201,976)	(231,448)

Partners' capital	$413,782	$355,974

GLRE’s share of Partners' capital	$307,138	$258,890

Summarized Statements of Operations of Solasglas Investments, LP

	Three months ended March 31
	2024	2023
Investment income
Dividend income (net of withholding taxes)	$831	$627
Interest income	4,352	1,816
Total Investment income	5,183	2,443

Expenses
Management fee	(1,323)	(1,068)
Interest	(1,334)	(1,428)
Dividends	(704)	(419)
Professional fees and other	(324)	(282)
Total expenses	(3,685)	(3,197)

Net investment income (loss)	1,498	(754)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	42,945	(1,760)
Net change in unrealized appreciation (depreciation)	(16,245)	(1,033)
Net gain (loss) on investment transactions	26,700	(2,793)

Net increase (decrease) in Partners' capital (1)	$28,198	$(3,547)

GLRE’s share of the increase (decrease) in Partners' capital	$18,248	$(3,138)

(1) The net increase in Partners’ capital is net of management fees and performance allocation presented below:

	Three months ended March 31
	2024	2023
Management fees	$1,323	$1,068
Performance allocation	2,028	—
Total	$3,351	$1,068

4. OTHER INVESTMENTS

At March 31, 2024, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$26,970	$49,844	$(5,237)	$—	$71,577
Debt and convertible debt securities	2,499	—	(1,510)	90	1,079
Total other investments	$29,469	$49,844	$(6,747)	$90	$72,656

At December 31, 2023, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$28,470	$49,424	$(6,737)	$—	$71,157
Debt and convertible debt securities	2,499	—	(499)	136	2,136
Total other investments	$30,969	$49,424	$(7,236)	$136	$73,293

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at March 31, 2024 and 2023, and the related adjustments recorded during the periods then ended.

	Three months ended March 31
	2024	2023
Carrying value (1)	$71,577	$62,684
Upward carrying value changes (2)	$419	$—
Downward carrying value changes and impairment (3)	$(114)	$(250)

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to March 31, 2024, totaled $50.8 million.
(3) The cumulative downward carrying value changes and impairments from inception to March 31, 2024, totaled $2.8 million.

Net investment income

The following table summarizes the change in unrealized gains (losses) and the realized gains (losses) for the Company’s other investments, which are included in “Net investment income” in the condensed consolidated statements of operations (see Note 13):

	Three months ended March 31
	2024	2023
Gross realized gains	$—	$—
Gross realized losses	(1,332)	(800)
Net realized gains (losses)	$(1,332)	$(800)
Change in unrealized gains	919	550
Net realized and unrealized gains (losses) on other investments	$(413)	$(250)

During the three months ended March 31, 2024, the Company collected $0.2 million of liquidation proceeds relating to a private investment which was previously fully impaired, resulting in a gross realized loss of $1.3 million offset by a corresponding reduction in unrealized losses of $1.5 million.

During the three months ended March 31, 2023, the Company realized a loss of $0.8 million, and a corresponding reversal of unrealized loss relating to an investment which was previously fully impaired at December 31, 2022, resulting in no impact to the Company’s net income (loss) for the quarter.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table shows the breakdown of the Company’s restricted cash and cash equivalents, along with a reconciliation of the total cash, cash equivalents, and restricted cash reported in the condensed consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Restricted cash and cash equivalents:
Cash securing trust accounts	$281,951	$300,152
Cash securing letters of credit issued	286,381	291,456
Cash securing Loan Facility	10,000	10,000
Other	2,876	3,040
Total restricted cash and cash equivalents	581,208	604,648
Cash and cash equivalents	61,598	51,082
Total cash, cash equivalents, and restricted cash	$642,806	$655,730

Where the Company operates as a non-admitted carrier in certain foreign jurisdictions, regulatory trust accounts and letters of credit are issued to cedents. Additionally, the Company has provided cash collateral for the Loan Facility (see Note 9).

6. FAIR VALUE MEASUREMENTS

Assets measured at fair value on a nonrecurring basis

At March 31, 2024 and December 31, 2023, the Company held $61.7 million and $61.3 million, respectively, of private investments and unlisted equities measured at fair value on a nonrecurring basis. At March 31, 2024, the Company held $9.9 million (2023: $9.9 million) of private investments and unlisted equities measured at cost. The Company classifies these investments as Level 3 within the fair value hierarchy.

The following table summarizes the periods between the most recent fair value measurement dates and March 31, 2024, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
Fair values measured on a nonrecurring basis	$10,433	$18,552	$32,724	$61,709

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

For the three months ended March 31, 2024, the Company recognized a reduction in unrealized loss for the above derivatives of $0.5 million to $0.1 million, which is included in other liabilities in the condensed consolidated balance sheets, in interest expense in the condensed consolidated statements of operations, and in “net change in unrealized gains and losses on investments and derivatives” in the condensed consolidated statements of cash flows.

Financial Instruments Disclosed, But Not Carried, at Fair Value

At March 31, 2024, the carrying value of debt and convertible debt securities within “Other Investments” (see Note 4) and the Term Loans approximates their fair values. The Company classifies these financial instruments as Level 2 within the fair value hierarchy.

7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and loss adjustment expense (“LAE”) reserves were composed of the following:

	March 31, 2024	December 31, 2023
Case reserves	$192,063	$189,050
IBNR	538,592	472,504
Total	$730,655	$661,554

Reserve Roll-forward

The following provides a summary of changes in outstanding loss and LAE reserves for all lines of business:

Consolidated	Three months ended March 31
	2024	2023
Gross balance at January 1	$661,554	$555,468
Less: Losses recoverable	(25,687)	(13,239)
Net balance at January 1	635,867	542,229
Incurred losses related to:
Current year	103,925	84,687
Prior years	5,401	12,038
Total incurred	109,326	96,725
Paid losses related to:
Current year	(3,525)	(5,546)
Prior years	(53,343)	(57,158)
Total paid	(56,868)	(62,704)
Foreign currency revaluation	(2,435)	2,622
Net balance at March 31	685,890	578,872
Add: Losses recoverable (see Note 8)	44,765	16,927
Gross balance at March 31	$730,655	$595,799

Estimates for Significant Catastrophe Events

At March 31, 2024, the Company’s net reserves for losses and loss expenses include estimated amounts for several catastrophe and weather-related events (“CAT loss”). The magnitude and volume of losses arising from these events is inherently uncertain and, consequently, actual losses for these events may ultimately differ, potentially materially, from current estimates.

During the three months ended March 31, 2024, the Company recognized CAT loss, net of reinsurance, of $12.4 million for current year CAT loss events, driven mainly by the Baltimore bridge collapse and satellite failures. Additionally, the Company incurred $4.9 million of net adverse prior year CAT loss development relating primarily to a Mexican state-owned oil platform fire (2023 underwriting year), Hurricane Otis (2023 underwriting year) and homeowners’ property (mostly 2022 underwriting year).

During the three months ended March 31, 2023, the Company recognized CAT loss, net of reinsurance, of $6.2 million for current year CAT loss events, driven mainly by the Turkey earthquake, the New Zealand Cyclone Gabrielle and the U.S.

convective storms that occurred during the quarter, coupled with adverse prior year CAT development of $4.1 million relating to the 2022 Winter Storm Elliott.

Prior Year Reserve Development

During the three months ended March 31, 2024, the Company experienced $5.4 million in net adverse development on prior year loss and LAE reserves. This was comprised of $10.5 million of reserve strengthening predominantly for the above prior year CAT loss events, coupled with additional losses reported on general liability contracts (mostly 2015-2017 underwriting years) due to current economic and social inflation trends. The reserve increases were partially offset by $5.1 million favorable loss development predominantly from FAL and other specialty business (2022 and 2023 underwriting years).

During the three months ended March 31, 2023, the Company experienced $12.0 million in net adverse development on prior year loss and LAE reserves. This was comprised of $13.9 million of reserve strengthening on casualty contracts due to current economic and social inflation trends (mostly 2019 and 2021 underwriting years), as well as on homeowners’ business primary due to the deterioration in the CAT loss estimate relating to Winter Storm Elliott (2022 underwriting year). This was partially offset by $1.9 million better than expected loss emergence for other lines of business (mostly 2021 and 2022 underwriting years).

8. RETROCESSION

From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, reduce its net liability on individual risks, obtain additional underwriting capacity, and balance its underwriting portfolio. The Company records loss and loss adjustment expenses recoverable from retrocessionaires as assets.

The following table provides a breakdown of ceded reinsurance:

	Three months ended March 31
	2024	2023
Gross ceded premiums	$23,181	$11,212
Earned ceded premiums	$15,242	$8,581
Loss and loss adjustment expenses ceded	$23,076	$6,171

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The following table shows a breakdown of losses recoverable on a gross and net of collateral basis:

	March 31, 2024		December 31, 2023
	Gross	Net of Collateral(1)	Gross	Net of Collateral(1)
A- or better by A.M. Best	$28,232	$28,232	$8,767	$8,767
Not rated	17,234	762	17,407	2,432
Total before provision	45,466	$28,994	$26,174	$11,199
Provision for credit losses	(701)		(487)
Total loss and loss adjustment expenses recoverable, net	$44,765		$25,687
(1) Collateral is in the form of cash, letters of credit, funds withheld, and/or cash collateral held in trust accounts. This excludes any excess collateral in order to disclose the aggregate net exposure for each retrocessionaire.
At March 31, 2024, we had 2 reinsurers (December 31, 2023: 3) that accounted for 10% or more of the total loss and loss adjustment expenses recoverable, net, for an aggregate gross amount of $14.7 million (December 31, 2023: $20.4 million).

9. DEBT AND CREDIT FACILITIES

Debt Obligations

The following table summarizes the Company’s outstanding debt obligations.

	March 31, 2024	December 31, 2023
Term loans	$73,125	$74,062
Accrued interest payable	47	—
Less: deferred financing costs	(706)	(781)
Total debt	$72,466	$73,281

Credit Facilities

At March 31, 2024, the Company had the following letter of credit (“LOC”) facilities:

	Capacity	LOCs issued	Termination Date
Citibank Europe plc ("Citi LOC")[1]	$289,000	$247,174	August 20, 2024
CIBC Bank USA ("CIBC LOC")	200,000	39,163	December 21, 2024
	$489,000	$286,337
1) Includes $14 million of uncommitted capacity.
The above LOCs issued are cash collateralized (see Note 5). The LOC facilities are subject to various customary affirmative, negative and financial covenants. At March 31, 2024, the Company was in compliance with all LOC facilities covenants.
On April 12, 2024, the Company received written notice from Citibank Europe plc (“Citi”) of its decision to terminate the $275 million committed capacity under the Citi LOC agreement, with an effective date of August 20, 2024. However, Citi informed the Company that it intends to continue providing the Citi LOC on an uncommitted basis for the foreseeable future following the termination date.

10. SHARE CAPITAL

Ordinary Shares

The following table is a summary of changes in ordinary shares issued and outstanding for the three months ended March 31:

	2024	2023
	Ordinary	Ordinary	Class A	Class B
Balance – beginning of period	35,336,732	—	28,569,346	6,254,715
Issue of shares, net of forfeitures	(15,588)	—	438,617	—
Balance – end of period	35,321,144	—	29,007,963	6,254,715

The Company’s authorized share capital is 125,000,000 ordinary shares, par value of $0.10 per share.

On July 25, 2023, at the Company’s Annual General Meeting the shareholders approved the re-designation of Class B ordinary shares as Class A ordinary shares, and then reclassified Class A ordinary shares as “ordinary shares”, resulting in the elimination of the dual-class share structure.

At March 31, 2024, the Company has an effective Form S-3 registration statement on file with the SEC for an aggregate principal amount of $200.0 million in securities.

Share Repurchase Plan

On May 3, 2024, the Board of Directors re-approved the share repurchase plan, until June 30, 2025, authorizing the Company to repurchase up to $25.0 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase. For the three months ended March 31, 2024 and 2023, there was no repurchase of ordinary shares.

Preferred Shares

The Company’s authorized share capital also consists of 50,000,000 preference shares with a par value of $0.10 each. At March 31, 2024, the Company has no issued and outstanding preferred shares.

11. SHARE-BASED COMPENSATION

Refer to Note 11 of the Company’s audited consolidated financial statements of its 2023 Form 10-K for a summary of the Company’s 2023 Incentive Plan, including the definition of performance-based and service-based stock awards.

Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards (“RSs”) during the three months ended March 31, 2024 and 2023:

	Performance Restricted Shares		Service Restricted Shares
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2022	794,362	$7.62	832,896	$7.76
Granted	357,766	9.85	152,001	9.85
Vested	—	—	(256,243)	6.75
Forfeited	(99,428)	9.62	(49,417)	8.64
Balance at March 31, 2023	1,052,700	$8.19	679,237	$8.54

Balance at December 31, 2023	1,042,688	$9.94	419,604	$9.18
Granted	—	—	—	—
Vested	—	—	(217,522)	8.78
Forfeited	(89,945)	10.84	—	—
Balance at March 31, 2024	952,743	$9.86	202,082	$9.61

At March 31, 2024, 2,914,198 (December 31, 2023: 3,296,771) ordinary shares remained available for future issuance under the Company’s 2023 Incentive Plan.

There was no grant of RSs during the three months ended March 31, 2024 (2023: 509,767). For the three months ended March 31, 2024, the total fair value of Service RSs vested was $1.9 million (2023: $1.7 million).

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the three months ended March 31, 2024 and 2023:

	Performance		Service
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2022	105,008	$6.82	172,952	$7.58
Granted	71,121	9.85	42,811	9.85
Vested	—	—	(77,695)	6.74
Forfeited	—	—	(1,788)	7.82
Balance at March 31, 2023	176,129	$8.04	136,280	$8.76

Balance at December 31, 2023	154,445	$8.03	110,425	$8.78
Granted	258,148	11.85	124,425	11.85
Vested	—	—	(74,357)	8.84
Forfeited	—	—	—	—
Balance at March 31, 2024	412,593	$10.42	160,493	$11.14

For the awards granted during the three months ended March 31, 2024, the Service RSUs vest evenly over three years on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 50% and 200% of the awarded Performance RSUs, with a target of 100%.

For the three months ended March 31, 2024, the total fair value of Service RSUs vested was $0.7 million (2023: $0.5 million).

Employee and Director Stock Options

During the three months ended March 31, 2024, 250,000 ordinary share purchase options were granted to the Company’s CEO, pursuant to his employment contract. These options vest 50,000 annually and expire in 10 years from the grant date. The grant date fair value of these options was $4.31 per share, based on the Black-Scholes option pricing model. The following inputs were used in this pricing model:

Expected volatility	36.4%
Expected term (in years)	5
Expected dividend yield	—%
Risk-free interest rate	3.9%
Stock price at grant date	$11.20

Stock Compensation Expense

For the three months ended March 31, 2024 and 2023, the Company recorded $1.3 million and $1.0 million of total stock compensation expense (net of forfeitures), respectively. The stock compensation expense is included in “General and administrative expenses” in the condensed consolidated statements of operations. Forfeiture recoveries were immaterial for both periods.

12. EARNINGS PER SHARE

The following table reconciles net income and weighted average shares used in computing basic and diluted EPS for the three months ended March 31, 2024 and 2023:

	Three months ended March 31
	2024	2023
Numerator for EPS
Net income - basic	$27,019	$5,887
Add: interest on convertible notes	—	776
Less: gain on repurchase of convertible notes	—	(265)
Net income - diluted	$27,019	$6,398

Denominator for EPS
Weighted average shares outstanding - basic	34,272,230	34,059,185
Effect of dilutive employee and director share-based awards	381,151	341,263
Shares potentially issuable in connection with convertible notes	—	3,831,159
Weighted average shares outstanding - diluted	34,653,381	38,231,607
Anti-dilutive stock options outstanding	902,140	690,337

EPS:
Basic	$0.79	$0.17
Diluted	$0.78	$0.17

13. NET INVESTMENT INCOME

The following table provides a breakdown of net investment income:

	Three months ended March 31
	2024	2023
Interest and dividend income, net of withholding taxes and other expenses	$8,556	$8,628
Net realized and unrealized gains on other investments (see Note 4)	(413)	(250)
Net investment-related income	8,143	8,378
Share of Solasglas' net income (see Note 3)	18,248	(3,138)
Total investment income	$26,391	$5,240

14. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

There has been no change to the Company’s agreement with SILP as described in its 2023 Form 10-K. Refer to Note 3 for a breakdown of management fees and performance fees for the three months ended March 31, 2024 and 2023

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At March 31, 2024, SILP, along with certain affiliates of DME Advisors, collectively owned 25.2% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in SILP. At March 31, 2024, SILP held 1.8 million shares of GRBK.

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

Investments

The Company’s credit risk exposure to private debt and convertible debt securities within its “Other investments” are immaterial (see Note 4).
Reinsurance balances receivable, net

The following table shows the breakdown of reinsurance balances receivable:

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Premiums receivable	$241,910	34.9%	$186,940	30.2%

Funds withheld:
Funds held by cedants	48,148	7.0%	50,075	8.1%
Premiums held by Lloyds' syndicates	293,533	42.3%	264,278	42.7%
Funds at Lloyd’s	107,681	15.5%	115,772	18.6%

Profit commission receivable	3,060	0.4%	2,302	0.4%

Deposit assets	275	—%	888	0.1%
Total before provision	694,607	100.1%	620,255	100.1%
Provision for expected credit losses	(865)	(0.1)%	(854)	(0.1)%
Reinsurance balances receivable, net	$693,742	100.0%	$619,401	100.0%

The Company has posted deposits at Lloyd’s to support underwriting capacity for certain syndicates, including Syndicate 3456. Lloyd’s has a credit rating of “A” (Excellent) from A.M. Best.

Premiums receivable includes a significant portion of estimated premiums not yet due. Brokers and other intermediaries are responsible for collecting premiums from customers on the Company’s behalf. The Company monitors its concentration of credit risks from brokers. The diversity in the Company’s client base limits credit risk associated with premiums receivable and funds (premiums) held by cedents. Further, under the reinsurance contracts the Company has contractual rights to offset premium balances receivable and funds held by cedants against corresponding payments for losses and loss expenses.

Loss and loss adjustment expenses recoverable, net

The Company regularly evaluates its net credit exposure to the retrocessionaires and their abilities to honor their respective obligations. See Note 8 for analysis of concentration of credit risk relating to retrocessionaires.

b) Lease Obligations

There has been no material change to the Company’s operating lease agreements as described in its 2023 Form 10-K.

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

16. SEGMENT REPORTING

The Company has one operating segment: Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended March 31
	2024		2023 (1)
Property
Commercial	$18,166	8.4%	$14,691	7.9%
Motor	62	—	232	0.1
Personal	6,948	3.2	15,637	8.4
Total Property	25,176	11.6	30,560	16.4

Casualty
General Liability	21,657	10.0	20,559	11.0
Motor Liability	6,018	2.8	5,599	3.0
Professional Liability	567	0.3	3,647	2.0
Workers' Compensation	3,420	1.6	3,159	1.7
Multi-line	75,127	34.5	54,160	29.0
Total Casualty	106,789	49.2	87,124	46.7

Other
Accident & Health	931	0.4	2,476	1.3
Financial	20,199	9.3	22,497	12.1
Marine	19,563	9.0	12,140	6.5
Other Specialty	44,600	20.5	31,658	17.0
Total Other	85,293	39.2	68,771	36.9
	$217,258	100.0%	$186,455	100.0%
(1) During the three months ended June 30, 2023, the Company reclassified certain reinsurance contracts within Property, Casualty and Other resulting in a presentation change to the previously reported gross premiums written for the three months ended March 31, 2023, to conform with the revised presentation. This resulted in reclassifying $8.1 million from Casualty (mostly multi-line class), and $7.9 million to Other (mostly marine and other specialty classes) and $0.2 million to Property for the three months ended March 31, 2023.
Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31
	2024		2023
U.S. and Caribbean	$57,374	26.4%	$69,852	37.5%
Worldwide (1)	144,309	66.4	106,262	57.0
Europe	4,488	2.1	3,427	1.8
Asia	11,087	5.1	6,914	3.7
	$217,258	100.0%	$186,455	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,” or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and its wholly-owned subsidiaries unless the context dictates otherwise. See Item 1, Note 1 of the financial statements for list of our wholly-owned subsidiaries.

The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our 2023 Form 10-K.

The following is management’s discussion and analysis (“MD&A”) of our results of operations for the three months ended March 31, 2024 and 2023 and the Company’s financial condition at March 31, 2024 and December 31, 2023 (herein referred as “Q1 2024 Financials”).

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

We earned net income of $27.0 million for the three months ended March 31, 2024, an increase of $21.1 million, or 359% over the same period in the prior year, principally due to stronger performance from our investment in SILP and to a lesser extent improved underwriting performance despite higher CAT losses.

The following is a summary of our financial performance for the three months ended March 31, 2024, compared to the same period in 2023:
•Gross premiums written was $217.3 million, an increase of 16.5%;
•Net premiums earned was $161.5 million, an increase of 13.2%;
•Net underwriting income (1) was $3.4 million, compared to $0.4 million;
•Total investment income was $26.4 million, an increase of 403.6% (including 5.2% net return from our investment in SILP, compared to a loss of 1.1%);
•Diluted EPS was $0.78, compared to $0.17; and
•Fully diluted book value per share(1) was $17.39, an increase of 3.9%.

(1) See “Key Financial Measures and Non-GAAP Measures” section of this MD&A.

Outlook and Trends

Further to increasing competition in the market at the January 1, 2024 renewal season, we have continued to see higher levels of competition in the market in most classes of business throughout the first quarter. Most notably at the April 1 renewals, we observed an increase in capacity related to property catastrophe and specialty classes. Specific to Japanese property renewals, the pricing was impacted by the devaluation of the Japanese Yen over the trailing 12 months. We have seen market conditions stabilize relative to prior year, but continue to view the property and specialty market as attractive.

Market headline catastrophic events occurring in the first quarter of 2024 include the January 1 Noto Peninsula earthquake in Japan and the March 26 collapse of the Francis Scott Key bridge in Baltimore, Maryland. The Japan earthquake event is anticipated to result in minimal losses ceded to the reinsurance market, and market conditions at the April 1 renewal reflected this, with risk adjusted rates modestly down and little evidence of supply constraints. Conversely, market sources are indicating that the Baltimore bridge collapse might be among the largest-ever Marine industry losses. As a result we expect the Marine & Energy reinsurance market to continue experiencing favorable pricing conditions.

Key Financial Measures and Non-GAAP Measures

There have been no changes to our key financial measures, including non-GAAP financial measures, as described in the MD&A of our 2023 Form 10-K.

Fully Diluted Book Value Per Share

The following table presents a reconciliation of the fully diluted book value per share to basic book value per share (the most directly comparable U.S. GAAP financial measure):

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Numerator for basic and fully diluted book value per share:
Total equity as reported under U.S. GAAP	$624,458	$596,095	$575,865	$561,121	$510,041
Denominator for basic and fully diluted book value per share:
Ordinary shares issued and outstanding as reported and denominator for basic book value per share	35,321,144	35,336,732	35,337,407	35,272,013	35,262,678
Add: In-the-money stock options (1) and all outstanding RSUs	585,334	264,870	312,409	312,409	312,409
Denominator for fully diluted book value per share	35,906,478	35,601,602	35,649,816	35,584,422	35,575,087

Basic book value per share	$17.68	$16.87	$16.30	$15.91	$14.46
Increase in basic book value per share ($)	$0.81	$0.57	$0.39	$1.45	$0.01
Increase in basic book value per share (%)	4.8%	3.5%	2.5%	10.0%	0.1%

Fully diluted book value per share	$17.39	$16.74	$16.15	$15.77	$14.34
Increase in fully diluted book value per share ($)	$0.65	$0.59	$0.38	$1.43	$0.01
Increase in fully diluted book value per share (%)	3.9%	3.7%	2.4%	10.0%	0.1%
(1) Assuming net exercise by the grantee.

The above comparative prior quarters have been restated to conform with the revised calculation for basic and fully diluted book value per share as described in the MD&A of our 2023 Form 10-K.

Net Underwriting Income (Loss)

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Three months ended March 31
	2024	2023
Income before income tax	$27,538	$5,941
Add (subtract):
Total investment income	(26,391)	(5,240)
Foreign exchange losses (gains)	1,649	(4,931)
Other non-underwriting income	(5,035)	(2,166)
Corporate expenses	4,375	5,997
Interest expense	1,249	776
Net underwriting income	$3,385	$377

Consolidated Results of Operations

The table below summarizes our consolidated operating results for the three months ended March 31, 2024 and 2023:

	2024	2023
Underwriting revenue
Gross premiums written	$217,258	$186,455
Gross premiums ceded	(23,181)	(11,212)
Net premiums written	194,077	175,243
Change in net unearned premium reserves	(32,541)	(32,594)
Net premiums earned	$161,536	$142,649
Underwriting related expenses
Net loss and loss adjustment expenses incurred:
Current year	$103,925	$84,687
Prior year (1)	5,401	12,038
Net loss and loss adjustment expenses incurred	109,326	96,725
Acquisition costs	41,610	41,476
Underwriting expenses	6,339	3,939
Deposit interest expense	876	132
Net underwriting income (2)	$3,385	$377

Income (loss) from investment in Solasglas	$18,248	$(3,138)
Net investment income	8,143	8,378
Total investment income	$26,391	$5,240

Corporate expenses	$4,375	$5,997
Foreign exchange losses (gains)	1,649	(4,931)
Other income, net	(5,035)	(2,166)
Interest expense	1,249	776
Income tax expense	519	54
Net income	$27,019	$5,887

Earnings per share:
Basic	$0.79	$0.17
Diluted	$0.78	$0.17

Underwriting ratios:
Loss ratio - current year	64.4%	59.4%
Loss ratio - prior year	3.3%	8.4%
Loss ratio	67.7%	67.8%
Acquisition cost ratio	25.8%	29.1%
Composite ratio	93.5%	96.9%
Underwriting expense ratio	4.5%	2.9%
Combined ratio	98.0%	99.8%

1 The net financial impacts associated with changes in the estimate of losses incurred in prior years, which incorporate earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and deposit interest expense, were a loss of $5.4 million and $12.0 million for the three months ended March 31, 2024 and 2023, respectively.

2 Net underwriting income (loss) is a non-GAAP financial measure. See “ Key Financial Measures and Non-GAAP Measures” above for discussion and reconciliation of non-GAAP financial measures.

The following provides further details on the significant variances for the first quarter 2024 (“Q1 2024”) compared to same quarter in 2023 (“Q1 2023”).

Overview

For the three months ended March 31, 2024, the fully diluted book value per share increased by $0.65 per share, or 3.9%, to $17.39 per share from $16.74 per share at December 31, 2023. For the three months ended March 31, 2024, basic book value per share increased by $0.81 per share, or 4.8%, to $17.68 per share from $16.87 per share at December 31, 2023.

For the three months ended March 31, 2024, our net income was $27.0 million, compared to net income of $5.9 million reported for the equivalent 2023 period.

The developments that most significantly affected our financial performance during Q1 2024, compared to the equivalent 2023 period, are summarized below:

•Underwriting income: Increased by $3.0 million primarily driven by 1.8 percentage points improvement in our combined ratio due to lower adverse prior year loss development and acquisition costs, offset partially by an increase in underwriting costs. Current year CAT losses contributed 7.7% to our combined ratio, compared to 4.3% in Q1 2023. For further information on CAT losses and prior year loss development, refer to Note 7 - Loss and Loss Adjustment Expense Reserves of the Q1 2024 Financials.
•Investment income: Increased by $21.2 million primarily driven by stronger results from SILP. Our investment in SILP reported a gain of $18.2 million during Q1 2024, compared to a loss of $3.1 million during the equivalent period in 2023. SILP generated a net return of 5.2% for Q1 2024.
•Corporate expense: Decreased by $1.6 million mainly due to non-recurring severance costs included in Q1 2023 and lower outside legal costs following the hiring of our new General Counsel in April 2023.
•Foreign exchange gains (losses): $1.6 million foreign exchange losses for Q1 2024, compared to $4.9 million foreign exchange gains in Q1 2023, driven mainly by the reversal of the pound sterling movement against the U.S. dollar; and
•Other income, net: Increased by $2.9 million due to stronger investment income on funds withheld by third party Lloyd’s syndicates, reported on a quarterly lag basis.

Underwriting Results by Segment
The following provides a further discussion of our underwriting results for our Property & Casualty (Re)insurance operating segment for the three months ended March 31, 2024 and 2023.

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31
	2024		2023 (1)
Property	$25,176	11.6%	$30,560	16.4%
Casualty	106,789	49.2	87,124	46.7
Other	85,293	39.3	68,771	36.9
Total	$217,258	100.0%	$186,455	100.0%
(1) As a result of the reclassification of certain treaties within the lines of business (see Note 16 of the Q1 2024 Financials), the gross premiums written for Property, Casualty, and Other were restated accordingly. However, there was no change to the Total gross premiums written.
As a result of our underwriting philosophy, the total premiums we write and the mix of premiums between property,

casualty, and other business, may vary significantly from period to period depending on the market opportunities we identify.

For the three months ended March 31, 2024, our gross premiums written increased by $30.8 million, or 16.5%, compared to the equivalent 2023 period. The following table provides a further analysis of this overall increase:

Gross Premiums Written
Three months ended March 31, 2024
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(5.4)	(17.6)%
The decrease was driven predominantly by the non-renewal of a homeowner treaty within Personal class in order to reduce our exposure to U.S. severe convective storms. This was offset partially by growth in the Commercial class driven by new business. This resulted in a change in business mix for Property, with Commercial and Personal accounting for 72% and 28%, respectively, of total Property compared to 48% and 51%, respectively, for the same quarter in 2023.

Casualty	$19.7	22.6%
The increase was driven predominantly from new quota share business in 2023 and 2024 within our Syndicate 3456, which is included in our Multi-line class. This was partially offset by lower renewals in our Professional class.

As a result, the business mix within our Casualty line of business has changed with General Liability and Multi-line classes accounting for 20% and 70% of total Casualty, respectively, compared to 24% and 62% in same period in 2023.

Other	$16.5	24.0%
The increase was driven mainly from new business in our Marine and Energy class, including Lloyd’s whole account excess of loss treaties, offset partially by lower premiums written within Financial relating to Mortgage business.

Premiums Ceded

For the three months ended March 31, 2024, premiums ceded were $23.2 million, or 10.7% of gross premiums written, compared to $11.2 million, or 6.0% of gross premiums written, for the same quarter in 2023. The increase was primarily due to the purchase of an additional reinsurance coverage to reduce our overall exposure to Marine and Energy class in light of recent growth in this class of business, coupled with an increase in quota share retrocessions for Other Specialty business due to growth from inward premiums.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended March 31
	2024		2023 (1)
Property	$21,204	10.9%	$26,193	14.9%
Casualty	99,450	51.3	87,196	49.8
Other	73,423	37.8	61,854	35.3
Total	$194,077	100.0%	$175,243	100.0%
(1) As a result of the reclassification of certain treaties within the lines of business (see Note 16), the net premiums written for Property, Casualty, and Other were restated accordingly. However, there was no change to the Total net premiums written.

For the three months ended March 31, 2024 net premiums written increased by $18.8 million, or 10.7%, compared to the three months ended March 31, 2023. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods as previously noted.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended March 31
	2024		2023 (1)
Property	$23,357	14.5%	$18,767	13.1%
Casualty	94,638	58.6	82,536	59.0
Other	43,541	27.0	41,346	27.9
Total	$161,536	100.0%	$142,649	100.0%
(1) As a result of the reclassification of certain treaties within the lines of business (see Note 16), the net premiums earned for Property, Casualty, and Other were restated accordingly. However, there was no change to the Total net premiums earned.
Net premiums earned for the three months ended March 31, 2024, increased by $18.9 million or 13.2%, compared to the three months ended March 31, 2023. The change in net premiums earned is primarily a function of the amount and timing of net premiums written during the current and prior periods, coupled by the mix of business written in the form of excess of loss versus proportional contracts.

Loss and LAE Incurred, Net

The components of the loss ratio were as follows:

	Three months ended March 31
	2024	2023	Increase / (decrease) in loss ratio points
Current accident year loss ratio	64.4%	59.4%	5.0
Prior year reserve development ratio	3.3%	8.4%	(5.1)
Loss ratio	67.7%	67.8%	(0.1)

Current accident year loss ratio increased by 5.0 points for the three months ended March 31, 2024, compared to the same quarter in 2023 driven by higher CAT losses in 2024, including $10.0 million for the Baltimore bridge loss event, net of $13.5 million loss recoveries.
For the three months ended March 31, 2024, we had prior year adverse loss development of 3.3%, compared to 8.4% for the same quarter in 2023. Refer to Note 7 for further details on prior year developments.

Details of net losses incurred by line of business are provided in the following table:

	Three months ended March 31
	2024		2023 (1)
	($ in thousands)
Property	$11,978	10.9%	$17,530	18.0%
Casualty	60,017	55.0	60,360	63.2
Other	37,331	34.1	18,835	18.8
Total	$109,326	100.0%	$96,725	100.0%
(1) As a result of the reclassification of certain treaties within the lines of business (see Note 16), the net losses incurred for Property, Casualty, and Other were restated accordingly. However, there was no change to the Total net losses incurred.
The below table summarizes the loss ratios by line of business:

	Three months ended March 31
	2024	2023 (1)	Increase / (decrease) in loss ratio points
Property	51.3%	93.4%	(42.1)
Casualty	63.4	73.1	(9.7)
Other	85.7	45.6	40.1
Total	67.7%	67.8%	(0.1)
(1) As a result of the reclassification of certain treaties within the lines of business (see Note 16 ), the loss ratios for Property and Casualty were restated accordingly. However, there was no change to the Total loss ratios.
The following provides further details on the change in Q1 2024 vs. Q1 2023.

Net Losses Incurred
Three months ended March 31, 2024
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points
Property	$(5.6)	(42.1)
Despite the 24.6% increase in net premiums earned, our net losses incurred and loss ratio for Property decreased primarily due to higher CAT losses in Q1 2023 from the severe convective storms in the U.S., partially offset by an increase in prior year adverse attritional loss development in Q1 2024 relating mainly to a homeowners program.

Casualty	$(1.0)	(9.7)
Despite the 12.5% increase in net premiums earned, our net losses incurred decreased mainly due to lower prior year adverse loss development in our professional liability, motor, and workers’ compensation exposures. However, this was partially offset by an increase in prior year adverse loss development in our general liability business in Q1 2024.

Other	$19.2	40.1
The increase in losses incurred and loss ratio is predominantly due to current year CAT losses from the Baltimore bridge collapse and satellite failures. Additionally, in Q1 2024 we had prior year adverse loss development compared to favorable loss development in Q1 2023 for Other, which contributed 5.8 loss ratio points.

The prior year adverse loss development in Q1 2024 was mainly related to the Mexican state-owned oil platform fire (2023 underwriting year).

Acquisition Costs, Net

Our total acquisition cost increased by 0.3% to $41.6 million, compared to Q1 2023, mainly due to growth in net premiums earned offset partially by lower commissions from excess of loss contracts compared to proportional treaties. The acquisition cost ratios by line of business were as follows:

	Three months ended March 31
	2024	2023 (1)	Increase / (decrease) in acquisition cost ratio points
Property	19.7%	19.6%	0.1%
Casualty	27.6	30.7	(3.1)
Other	25.0	30.2	(5.2)
Total	25.8%	29.1%	(3.3)%
(1) As a result of the reclassification of certain treaties within the lines of business (see Note 16), the acquisition cost ratios for Property, Casualty, and Other were restated accordingly. However, there was no change to the Total acquisition cost ratio.
The following provides further details on the change in Q1 2024 vs. Q1 2023.

Change in Acquisition Cost Ratios
Three months ended March 31, 2024
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	0.1	No significant change.
Casualty	(3.1)
The decrease was driven primarily by change in business mix, particularly due to an increase in net premiums earned from general liability and a decrease from multi-line business within Casualty. The multi-line class (including FAL) has a higher ceding commission.

Other	(5.2)
The decrease was driven primarily by change in business mix, in which we had lower net premiums earned from the Financial class at higher acquisition costs offset by higher net premiums earned from Other Specialty class at lower acquisition costs. Excess of loss contracts accounted for 30% of the net premiums earned for Other Specialty class in Q1 2024, compared to 28% in Q1 2023.

Ratio Analysis

The following table provides our underwriting ratios by line of business for the respective periods:

	Three months ended March 31				Three months ended March 31
	2024				2023
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	51.3%	63.4%	85.7%	67.7%	93.4%	73.1%	45.6%	67.8%
Acquisition cost ratio	19.7	27.6	25.0	25.8	19.6	30.7	30.2	29.1
Composite ratio	71.0%	91.0%	110.7%	93.5%	113.0%	103.8%	75.8%	96.9%
Underwriting expense ratio				4.5				2.9
Combined ratio				98.0%				99.8%

Our combined ratio improved by 1.8 percentage points in the current quarter compared to Q1 2023 predominantly due to lower acquisition costs ratio; partially offset by an increase in underwriting expense ratio (see G&A Expenses below for further details).

General and Administrative (“G&A”) Expenses

The breakdown of our G&A expenses between underwriting and corporate functions was as follows:

	Three months ended March 31
	2024	2023
Underwriting expenses	$6,339	$3,939
Corporate expenses	4,375	5,997
General and administrative expenses	$10,714	$9,936
G&A increased by 7.8% in the current quarter, compared to Q1 2023. The increase was driven by:

•Underwriting expenses: Increased by $2.4 million or 60.9%, predominantly due to an increase in headcount to drive business growth, coupled with an increase in professional fees and outsourced services relating to underwriting activities. As a result, our underwriting expense ratio increased by 1.6 percentage points in the current quarter compared to Q1 2023.

•Corporate expenses: Decreased by $1.6 million or 27.0%, driven mainly by non-recurring severance costs included in Q1 2023 and lower outside legal costs following the hiring of our new General Counsel in April 2023.

Total Investment Income

A summary of our total investment income is as follows:

	Three months ended March 31
	2024	2023
Interest and dividend income, net of withholding taxes and other expenses	$8,556	$8,628
Net realized and unrealized gains on other investments (see Note 4)	(413)	(250)
Net investment-related income	$8,143	$8,378
Share of Solasglas' net income (see Note 3)	18,248	(3,138)
Total investment income	$26,391	$5,240

Net investment-related income

Our net investment-related income decreased marginally compared to Q1 2023, driven mostly by an impairment charge relating to our Innovations-related investments.

Share of Solasglas’ net income

For the three months ended March 31, 2024, Solasglas reported a gain of 5.2%, compared to a loss of 1.1% for the same quarter in 2023. The following table provides a breakdown of the gross and net investment return.

	Three months ended March 31
	2024	2023
Long portfolio gains (losses)	4.4%	8.9%
Short portfolio gains (losses)	0.0	(9.0)
Macro gains (losses)	1.8	(0.3)
Other income and expenses [1]	(0.5)	(0.7)
Gross investment return	5.7%	(1.1)%
Net investment return [1]	5.2%	(1.1)%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts. For further information about management fees and performance compensation, refer to Note 3.

For the three months ended March 31, 2024, the significant contributors to SILP’s investment return were long positions in Green Brick Partners (GRBK), Tenet Healthcare (THC), and an S&P 500 / U.S. interest rate derivative position. The largest detractors were long positions in Penn National Gaming (PENN), CONSOL Energy (CEIX), and a single-name short position.

Each month, we post on our website (www.greenlightre.com) the returns from our investment in SILP.

Financial Condition

Investments

The following table provides a breakdown of our total investments:

	March 31
	2024		2023
Investment in related party investment fund (SILP)	$307,138	80.9%	$258,890	78.0%
Other investments:
Private investments and unlisted equities	71,577	18.8	71,157	21.4
Debt and convertible debt securities	1,079	0.3	2,136	0.6
Total other investments	$72,656	19.1%	$73,293	22.0%

Total investments	$379,794	100.0%	$332,183	100.0%

At March 31, 2024, our total investments increased by $47.6 million, or 14.3%, to $379.8 million from December 31, 2023. The increase was primarily driven by $30.0 million of additional contributions into SILP, coupled with the net investment return for Q1 2024.

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

The following table represents the composition of SILP’s investments:

	March 31
	2024		2023
	Long %	Short %	Long %	Short %
Equities and related derivatives	83.7	45.6	90.2	53.8
Private and unlisted equity securities	1.8	—	2.0	—
Debt instruments	0.2%	—	0.3%	—
Total	85.7%	45.6%	92.5%	53.8%

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate derivatives, inflation swaps and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount and options are reported at their delta-adjusted basis. At March 31, 2024, SILP’s exposure to gold on a delta-adjusted basis was 8.7% (Q1 2023: 11.2%).

At March 31, 2024, 95.2% of SILP’s portfolio was valued based on quoted prices in actively traded markets (Level 1), 3.4% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and a nominal amount was composed of instruments valued based on non-observable inputs (Level 3). At March 31, 2024, 1.4% of SILP’s portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

Other Investments

The other investment holdings relate to private investments made by Innovations. During Q1 2024, we made no new private investments compared to $1.1 million in Q1 2023.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents primarily for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $23.4 million, or 3.9%, from $604.6 million at December 31, 2023, to $581.2 million at March 31, 2024, primarily due to release of collateral from our ceding insurers relating to legacy contracts in run-off.

Reinsurance balances receivable

Our reinsurance balances receivable increased by $74.3 million, or 12.0%, to $693.7 million from $619.4 million at December 31, 2023. This increase was driven primarily by the renewal of reinsurance treaties, in addition to new business in Q1 2024.
Loss and LAE Reserves; Loss and LAE Recoverable

Our reserves for loss and LAE by lines of business were as follows:

	March 31, 2024			December 31, 2023
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
Property	$21,302	$47,212	$68,514	$24,181	$41,056	$65,237
Casualty	139,602	313,964	453,566	136,713	299,933	436,646
Other	31,159	177,416	208,575	28,156	131,515	159,671
Total	$192,063	$538,592	$730,655	$189,050	$472,504	$661,554

Our total gross loss and LAE reserves increased by $69.1 million, or 10.4%, to $730.7 million from $661.6 million at December 31, 2023. This increase is primarily driven by the increase in earned premium from the renewal of reinsurance and new business, offset partially by paid losses during Q1 2024. See Note 7 “Loss and Loss Adjustment Expense Reserves” of the financial statements for a summary of changes in outstanding loss and LAE reserves and a description of prior period loss developments.

Our total loss and LAE recoverable increased by $19.1 million, or 74.3%, to $44.8 million from $25.7 million at December 31, 2023. This increase was driven mainly by the loss recoveries on the Baltimore bridge loss event. See Note 8 “Retrocession” of the financial statements for a description of the credit risk associated with our retrocessionaires.

Probable Maximum Loss (“PML”)

At April 1, 2024, our estimated largest PML at a 1-in-250-year return period for a single event, and in aggregate, was $103.3 million and $111.5 million, respectively, both relating to the peril of North Atlantic Hurricane, compared to $89.7 million and $97.0 million, respectively, at January 1, 2024. We have increased our PMLs in response to favorable market conditions and attractive opportunities, coupled with higher surplus to remain within our risk management appetite.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions for both a single event loss and aggregate loss measures at the 1-in-250-year return period.

	April 1, 2024
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
	($ in thousands)
North Atlantic Hurricane	$103,280	$111,476
Southeast Hurricane	95,403	95,403
Gulf of Mexico Hurricane	61,386	61,665
Northeast Hurricane	57,095	58,208
North America Earthquake	99,527	101,462
California Earthquake	83,432	88,535
Pacific Northwest Earthquake	53,268	53,268
Other N.A. Earthquake	57,677	57,712
Japan Earthquake	39,161	39,629
Japan Windstorm	22,888	24,387
Europe Windstorm	61,113	64,268

Debt

Our total debt decreased by $0.8 million, or 1.1%, to $72.5 million from $73.3 million at December 31, 2023. Refer to Note 9 “Debt and Credit Facilities” of the financial statements for further information.

Total shareholders’ equity

Total shareholders’ equity increased by $28.4 million to $624.5 million, compared to $596.1 million at December 31, 2023. The increase was primarily due to the net income of $27.0 million reported for the quarter. For details of other movements in shareholders’ equity, see the condensed consolidated statements of shareholders’ equity.

Liquidity and Capital Resources

Refer to the “Liquidity and Capital Resources” section included in Item 7 of our 2023 Form 10-K for a general discussion of liquidity and capital resources.

Liquidity

The following table summarizes our sources and uses of funds:

	Three months ended March 31
	2024	2023
Total cash provided by (used in):
Operating activities	$17,960	$(1,259)
Investing activities	(29,832)	(22,076)
Financing activities	(938)	(17,085)
Effect of currency exchange on cash(1)	(114)	132
Net cash inflows (outflows)	(12,924)	(40,288)
Cash, beginning of period	655,730	706,548
Cash, end of period	$642,806	$666,260
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 5 of the financial statements.

Cash provided by operating activities

The increase in cash provided by operating activities was driven mainly by $3.0 million improved underwriting income, coupled with the ebb and flow from our underwriting activities, which may vary significantly from period to period depending on the mix of business, the nature of underwriting opportunities available and volume of claims submitted to us by our cedents.

Cash used in investing activities

The increase in cash used for investing activities was driven mainly by the net change in our investment in SILP where we made a net contribution of $30.0 million during Q1 2024 compared to a net redemption of $21.0 million during Q1 2023. During Q1 2023, we also made $1.1 million additional Innovations-related investments.

Cash used in financing activities

The decrease in cash used in our financing activities was driven mainly by the repurchase of a portion of the outstanding Convertible Notes in Q1 2023. In Q1 2024, we made the quarterly installment on the Term Loans.

Capital Resources

The following table summarizes our capital structure:

	March 31, 2024	December 31, 2023
Debt	$73,125	$74,062
Shareholders’ equity	624,458	596,095
Total capital	$697,583	$670,157

Ratio of debt to shareholders’ equity	11.7%	12.4%

The debt to shareholders’ equity provides an indication of our leverage and capital structure, along with some insights into our financial strength. In addition to the above capital, we also have LOC facilities to support our reinsurance business operations where we are not licensed or admitted as a reinsurer.

Our total capital increased in Q1 2024 primarily due to net income for the quarter.

Ordinary Shares

At March 31, 2024, there were 35,321,144 outstanding ordinary shares, a decrease of 15,588 since December 31, 2023, due to forfeited performance restricted shares net of issuance of ordinary shares for vested RSUs.

We did not repurchase any ordinary shares for the three months ended March 31, 2024.

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

Secured LOC Facilities

    As disclosed in Note 9 “Debt and Credit Facilities” of Q1 2024 Financials, the $275 million committed capacity under the Citi LOC agreement will terminate on August 20, 2024. However, Citi informed the Company that it intends to continue providing the Citi LOC on an uncommitted basis for the foreseeable future following the termination date.

Contractual Obligations and Commitments

At March 31, 2024, our contractual obligations and commitments by period due were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating activities
Loss and loss adjustment expense reserves (1)	$347,061	$231,618	$86,217	$65,759	$730,655
Operating lease obligations	509	1,075	—	—	1,584
Financing activities
Debt (2)	2,813	70,312	—	—	73,125
Total	$350,383	$303,005	$86,217	$65,759	$805,364
(1) Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.
(2) See Note 9 “Debt and Credit Facilities” of the financial statements.

Critical Accounting Estimates

Our financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part II. Item 1A. Risk Factors” included in our 2023 Form 10-K, cause actual events or results to differ materially from our underlying assumptions or estimates. In that case, there could be a material adverse effect on our results of operations, financial condition, or liquidity. The most significant estimates relate to: premium revenues and risk transfer, loss and loss adjustment expense reserves, investment impairments, allowances for credit losses, and share-based compensation.

We believe that the critical accounting estimates discussion in “Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results on Operations” of our 2023 Form 10-K continues to describe the significant estimates and judgments included in the preparation of these financial statements.

Recent Accounting Pronouncements

At March 31, 2024, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition, or liquidity. See Note 2 “Significant Accounting Policies” of the Q1 2024 Financials.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Equity Price Risk
At March 31, 2024, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon closing a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of SILP’s investment strategy. At March 31, 2024, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $14.4 million (2023: $8.1 million) unrealized loss in our investment in SILP.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or derivatives directly impacted by fluctuations in the prices of commodities. At March 31, 2024, SILP’s investments incorporate unhedged exposure to changes in gold, copper, uranium, and crude oil prices.
The following table summarizes the net impact that a 10% movement in commodity prices would have on the fair value of SILP’s investment portfolio. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in the SILP’s investment portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
March 31, 2024	($ in millions)
Gold	$3.3	$(3.3)
Copper	1.5	(1.3)
Uranium	0.5	(0.5)
Crude oil	1.6	(1.5)
Total	$6.9	$(6.6)

	10% increase in commodity prices	10% decrease in commodity prices
December 31, 2023	($ in millions)
Gold	$3.8	$(3.8)
Uranium	0.8	(0.8)
Crude oil	1.6	(1.5)
Total	$6.2	$(6.1)

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

Certain cedents, particularly the Lloyd’s syndicates, report to us in foreign currencies even though some or all of the underlying exposure is denominated in U.S. dollars. Our condensed consolidated statements of operations may report a foreign exchange gain or loss associated with this exposure when reported by the cedents. Additionally, we may report foreign exchange gains or losses due to the mismatch between the currency exchange rates applied to foreign-denominated (i) monetary balances and (ii) non-monetary balances under U.S. GAAP. See Note 2 of the accompanying financial statements for further information regarding our accounting treatment of foreign currency transactions.

We monitor our foreign currency-denominated assets and liabilities on an “underlying exposure” basis without distinguishing between monetary and non-monetary balances.

The following table summarizes the net impact of a hypothetical 10% currency rate movement relating to our primary foreign denominated reinsurance net assets or liabilities (including balances held at Lloyd's):

March 31, 2024	Net Asset (Liability) Exposure	10% increase in currency rate	10% decrease in currency rate
GBP	£31,671	$(3,997)	$3,997
Euro	€(13,082)	1,412	(1,412)
Total foreign exchange gain (loss)		$(2,585)	$2,585

December 31, 2023	Net Asset (Liability) Exposure	10% increase in currency rate	10% decrease in currency rate
GBP	£25,337	$(3,228)	$3,228
Euro	€(13,975)	1,543	(1,543)
Total foreign exchange gain (loss)		$(1,685)	$1,685

Investment in SILP

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options, and investments in securities denominated in foreign currencies. At March 31, 2024, most of SILP’s currency exposures resulting from foreign-denominated securities (longs and shorts) were reduced by offsetting cash balances denominated in the corresponding foreign currencies.

At March 31, 2024 and 2023, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on our investment in SILP.

Interest Rate Risk
The primary market risk exposure for any debt instrument is interest rate risk, including credit spreads.  Most of our interest rate risk relates to interest rate derivatives held in SILP, and their value may fluctuate with changes in interest rates.

At March 31, 2024, our investment in SILP includes interest-rate sensitive securities, such as corporate and sovereign debt instruments and interest rate derivatives. A 100 basis points change (increase or decrease) in interest rates would result in a $14.0 million gain (December 31, 2023: $1.6 million) or a $2.5 million (December 31, 2023: $3.5 million) loss, respectively, to our investment in SILP.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in “Part I. Item 1A. Risk Factors” included in our 2023 Form 10-K, as filed with the SEC on March 5, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of March 31, 2024, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our 2023 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board has adopted a share repurchase plan. The timing of such repurchases and the actual number of shares repurchased will depend on various factors, including price, market conditions, and applicable regulatory and corporate requirements. On May 3, 2024, our Board of Directors re-approved the share repurchase plan until June 30, 2025, authorizing us to repurchase up to $25.0 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase. We are not required to repurchase any of the ordinary shares. The repurchase plan may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice.

There were no share repurchases made under the plan during the three months ended March 31, 2024.

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

During the three months ended March 31, 2024, we did not have any Rule 10b5-1 trading arrangements or any “non-Rule 10b5-1 arrangements” (as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ GREGORY RICHARDSON
Gregory Richardson Director and Chief Executive Officer (principal executive officer)
May 8, 2024

By:	/s/ FARAMARZ ROMER
Faramarz Romer Chief Financial Officer (principal financial and accounting officer)
May 8, 2024