Form 10-Q
period 2024-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2024-08-06
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Ordinary Shares, $0.10 par value	35,321,144
(Class)	Outstanding at August 2, 2024

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

Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2024 (unaudited) and December 31, 2023
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2024	December 31, 2023
Assets
Investments
Investment in related party investment fund, at fair value	$351,468	$258,890
Other investments	73,159	73,293
Total investments	424,627	332,183
Cash and cash equivalents	52,240	51,082
Restricted cash and cash equivalents	561,930	604,648
Reinsurance balances receivable (net of allowance for expected credit losses of 2024: $865 and 2023: $854)	686,743	619,401
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of 2024: $701 and 2023: $487)	58,647	25,687
Deferred acquisition costs	83,305	79,956
Unearned premiums ceded	28,184	17,261
Other assets	4,272	5,089
Total assets	$1,899,948	$1,735,307
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$752,757	$661,554
Unearned premium reserves	349,015	306,310
Reinsurance balances payable	76,253	68,983
Funds withheld	18,266	17,289
Other liabilities	8,042	11,795
Debt	61,595	73,281
Total liabilities	1,265,928	1,139,212
Commitments and Contingencies (Note 15)
Shareholders' equity
Preferred share capital (par value $0.10; none issued)	—	—
Ordinary share capital (par value $0.10; issued and outstanding, 35,321,144) (2023: par value $0.10; issued and outstanding, 35,336,732)	3,532	3,534
Additional paid-in capital	487,462	484,532
Retained earnings	143,026	108,029
Total shareholders' equity	634,020	596,095
Total liabilities and equity	$1,899,948	$1,735,307

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three and six months ended June 30, 2024 and 2023
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Revenues
Gross premiums written	$168,975	$154,943	$386,233	$341,398
Gross premiums ceded	(14,832)	(9,739)	(38,013)	(20,951)
Net premiums written	154,143	145,204	348,220	320,447
Change in net unearned premium reserves	4,255	(5,261)	(28,286)	(37,855)
Net premiums earned	158,398	139,943	319,934	282,592
Income (loss) from investment in related party investment fund (net of related party expenses - Note 3)	4,330	32,782	22,578	29,644
Net investment income	8,224	9,369	16,367	17,747
Foreign exchange gains (losses)	(932)	4,729	(2,581)	9,660
Other income, net	4,843	2,866	9,878	5,032
Total revenues	174,863	189,689	366,176	344,675
Expenses
Net loss and loss adjustment expenses incurred	102,033	90,504	211,359	187,229
Acquisition costs	50,454	38,293	92,064	79,769
General and administrative expenses	10,517	10,025	21,231	19,961
Deposit interest expense	1,886	235	2,762	367
Interest expense	1,560	744	2,809	1,520
Total expenses	166,450	139,801	330,225	288,846
Income before income tax	8,413	49,888	35,951	55,829
Income tax expense	(435)	(28)	(954)	(82)
Net income	$7,978	$49,860	$34,997	$55,747

Earnings (loss) per share ("EPS"):
Basic	$0.23	$1.46	$1.02	$1.64
Diluted	$0.23	$1.32	$1.01	$1.49
Weighted average number of ordinary shares used in the determination of EPS:
Basic	34,238,863	34,070,818	34,255,454	34,065,066
Diluted	34,699,182	38,267,137	34,679,325	38,322,921

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the three and six months ended June 30, 2024 and 2023
(expressed in thousands of U.S. dollars)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Ordinary share capital
Balance - beginning of period	$3,532	$3,526	$3,534	$3,482
Issue of ordinary shares, net of forfeitures	—	1	(2)	45
Balance - end of period	3,532	3,527	3,532	3,527
Additional paid-in capital
Balance - beginning of period	485,878	479,429	484,532	478,439
Share-based compensation expense	1,584	1,219	2,930	2,209
Balance - end of period	487,462	480,648	487,462	480,648
Retained earnings
Balance - beginning of period	135,048	27,086	108,029	21,199
Net income	7,978	49,860	34,997	55,747
Balance - end of period	143,026	76,946	143,026	76,946
Total shareholders' equity	$634,020	$561,121	$634,020	$561,121

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2024 and 2023
(expressed in thousands of U.S. dollars)

	Six months ended June 30
	2024	2023
Cash flows from operating activities
Net income	$34,997	$55,747
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities:
Income from investments in related party investment fund	(22,578)	(29,644)
Net realized gain on repurchases of convertible senior notes payable	—	(265)
Net realized and unrealized losses (gains) on other investments	324	(256)
Net realized and unrealized losses (gains) on derivatives	(565)	—
Current expected credit losses (gains) recognized on reinsurance assets	225	500
Share-based compensation expense	2,928	2,254
Accretion of debt offering costs and change in interest accruals	190	(59)
Net change in:
Reinsurance balances receivable	(67,353)	(111,672)
Loss and loss adjustment expenses recoverable	(33,174)	(8,316)
Deferred acquisition costs	(3,349)	(626)
Unearned premiums ceded	(10,923)	(1,074)
Loss and loss adjustment expense reserves	91,203	65,633
Unearned premium reserves	42,705	30,234
Reinsurance balances payable	7,270	4,399
Funds withheld	977	(6,302)
Other items, net	(2,208)	13
Net cash provided by (used in) operating activities	40,669	566
Cash flows from investing activities
Proceeds from redemptions of investment in Solasglas	—	37,997
Contributions to investment in Solasglas	(70,000)	(47,001)
Purchases of other investments	(414)	(4,045)
Proceeds on disposal of other investments	168	6,000
Net cash provided by (used in) investing activities	(70,246)	(7,049)
Cash flows from financing activities
Repayment of term loans	(11,876)	—
Repurchases of convertible senior notes payable	—	(17,085)
Net cash used in financing activities	(11,876)	(17,085)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(107)	351
Decrease in cash, cash equivalents and restricted cash	(41,560)	(23,217)
Cash, cash equivalents and restricted cash at beginning of the period	655,730	706,548
Cash, cash equivalents and restricted cash at end of the period	$614,170	$683,331
Supplementary information
Interest paid in cash	$3,315	$1,578
Income tax paid (refund received) in cash	153	21

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

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

2. SIGNIFICANT ACCOUNTING POLICIES

There were no material changes to the Company’s significant accounting policies subsequent to its 2023 Form 10-K.

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

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

For the three and six months ended June 30, 2024, there was no change to the Company’s agreement with Solasglas Investments, LP (“Solasglas”). Effective August 1, 2024, the parties amended the agreement to revise the Investment Cap from 60% to 70% (as defined in Note 3 of the 2023 Form 10-K).

The Company’s maximum exposure to loss relating to Solasglas is limited to GLRE's share of Partners’ capital in Solasglas. At June 30, 2024, GLRE’s share of Partners’ capital in Solasglas was $351.5 million (December 31, 2023: $258.9 million), representing 76.3% (December 31, 2023: 72.7%) of Solasglas’ total net assets. DME II held the remaining 23.7% (December 31, 2023: 27.3%) of Solasglas’ total net assets.

The Company’s share of the net increase in Partner’s capital for the three and six months ended June 30, 2024 was $4.3 million and $22.6 million, respectively, (three and six months ended June 30, 2023: $32.8 million and $29.6 million, respectively), as shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of Solasglas are presented below.

Summarized Statements of Financial Condition of Solasglas Investments, LP

	June 30, 2024	December 31, 2023
Assets
Investments, at fair value	$401,510	$453,358
Derivative contracts, at fair value	11,244	11,167
Due from brokers	169,898	121,754
Cash and cash equivalents	53,460	—
Interest and dividends receivable	195	1,143
Total assets	636,307	587,422

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(162,984)	(197,571)
Derivative contracts, at fair value	(11,147)	(12,917)
Capital withdrawals payable	—	(1,000)
Due to brokers	—	(17,398)
Interest and dividends payable	(1,404)	(2,315)
Accrued expenses and other liabilities	(164)	(247)
Total liabilities	(175,699)	(231,448)

Partners' capital	$460,608	$355,974

GLRE’s share of Partners' capital	$351,468	$258,890

Summarized Statements of Operations of Solasglas Investments, LP

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Investment income
Dividend income (net of withholding taxes)	$941	$724	$1,772	$1,351
Interest income	2,148	2,076	6,500	3,892
Total Investment income	3,089	2,800	8,272	5,243

Expenses
Management fee	(1,408)	(1,163)	(2,731)	(2,231)
Interest	(736)	(1,579)	(2,070)	(3,007)
Dividends	(731)	(793)	(1,435)	(1,212)
Professional fees and other	(335)	(607)	(659)	(889)
Total expenses	(3,210)	(4,142)	(6,895)	(7,339)

Net investment income (loss)	(121)	(1,342)	1,377	(2,096)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	20,085	(845)	63,030	(2,605)
Net change in unrealized appreciation (depreciation)	(13,138)	54,825	(29,383)	53,792
Net gain (loss) on investment transactions	6,947	53,980	33,647	51,187

Net increase (decrease) in Partners' capital (1)	$6,826	$52,638	$35,024	$49,091

GLRE’s share of the increase (decrease) in Partners' capital	$4,330	$32,782	$22,578	$29,644

(1) The net increase in Partners’ capital is net of management fees and performance allocation presented below:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Management fees	$1,408	$1,163	$2,731	$2,231
Performance allocation	481	$3,294	2,509	3,294
Total	$1,889	$4,457	$5,240	$5,525

4. OTHER INVESTMENTS

At June 30, 2024, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$27,170	$49,902	$(5,206)	$—	$71,866
Debt and convertible debt securities	2,713	—	(1,510)	90	1,293
Total other investments	$29,883	$49,902	$(6,716)	$90	$73,159

At December 31, 2023, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$28,470	$49,424	$(6,737)	$—	$71,157
Debt and convertible debt securities	2,499	—	(499)	136	2,136
Total other investments	$30,969	$49,424	$(7,236)	$136	$73,293

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at June 30, 2024 and 2023, and the related adjustments recorded during the periods then ended.

	Six months ended June 30
	2024	2023
Carrying value (1)	$71,866	$65,904
Upward carrying value changes (2)	$501	$506
Downward carrying value changes and impairment (3)	$(114)	$(250)

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to June 30, 2024, totaled $50.9 million.
(3) The cumulative downward carrying value changes and impairments from inception to June 30, 2024, totaled $2.8 million.

Net investment income

The following table summarizes the change in unrealized gains (losses) and the realized gains (losses) for the Company’s other investments, which are included in “Net investment income” in the condensed consolidated statements of operations (see Note 13):

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	(1,332)	(800)
Net realized gains (losses)	$—	$—	$(1,332)	$(800)
Change in unrealized gains	89	506	1,008	1,056
Net realized and unrealized gains (losses) on other investments	$89	$506	$(324)	$256

During the six months ended June 30, 2024, the Company collected $0.2 million of liquidation proceeds relating to a private investment which was previously fully impaired, resulting in a gross realized loss of $1.3 million offset by a corresponding reduction in unrealized losses of $1.5 million.

During the three and six months ended June 30, 2023, the Company realized a loss of $nil and $0.8 million, respectively, and a corresponding reversal of unrealized loss relating to an investment which was previously fully impaired at December 31, 2022, resulting in no impact to the Company’s net income (loss).

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table shows the breakdown of the Company’s restricted cash and cash equivalents, along with a reconciliation of the total cash, cash equivalents, and restricted cash reported in the condensed consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Restricted cash and cash equivalents:
Cash securing trust accounts	$274,275	$300,152
Cash securing letters of credit issued	274,048	291,456
Cash securing Loan Facility	10,000	10,000
Other	3,607	3,040
Total restricted cash and cash equivalents	561,930	604,648
Cash and cash equivalents	52,240	51,082
Total cash, cash equivalents, and restricted cash	$614,170	$655,730

Where the Company operates as a non-admitted carrier in certain foreign jurisdictions, regulatory trust accounts and letters of credit are issued to cedents. Additionally, the Company has provided cash collateral for the Loan Facility (see Note 9).

6. FAIR VALUE MEASUREMENTS

Assets measured at fair value on a nonrecurring basis

At June 30, 2024 and December 31, 2023, the Company held $61.8 million and $61.3 million, respectively, of private investments and unlisted equities measured at fair value on a nonrecurring basis. At June 30, 2024, the Company held $10.0 million (2023: $9.9 million) of private investments and unlisted equities measured at cost. The Company classifies these investments as Level 3 within the fair value hierarchy.

The following table summarizes the periods between the most recent fair value measurement dates and June 30, 2024, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
Fair values measured on a nonrecurring basis	$1,423	$26,338	$34,086	$61,847

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

For the three and six months ended June 30, 2024, the Company recognized a reduction in unrealized loss of $0.1 million and $0.6 million, respectively, for the above derivatives to a nominal value at June 30, 2024, which is included in other liabilities in the condensed consolidated balance sheets, in interest expense in the condensed consolidated statements of operations, and in “net change in unrealized gains and losses on investments and derivatives” in the condensed consolidated statements of cash flows. There were no derivative financial instruments for the three and six months ended June 30, 2023.

Financial Instruments Disclosed, But Not Carried, at Fair Value

At June 30, 2024, the carrying value of debt and convertible debt securities within “Other Investments” (see Note 4) and the Term Loans approximates their fair values. The Company classifies these financial instruments as Level 2 within the fair value hierarchy.

7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and loss adjustment expense (“LAE”) reserves were composed of the following:

	June 30, 2024	December 31, 2023
Case reserves	$210,802	$189,050
IBNR	541,955	472,504
Total	$752,757	$661,554

Reserve Roll-forward

The following provides a summary of changes in outstanding loss and LAE reserves for all lines of business:

Consolidated	Six months ended June 30
	2024	2023
Gross balance at January 1	$661,554	$555,468
Less: Losses recoverable	(25,687)	(13,239)
Net balance at January 1	635,867	542,229
Incurred losses related to:
Current year	206,647	173,428
Prior years	4,712	13,801
Total incurred	211,359	187,229
Paid losses related to:
Current year	(20,677)	(22,428)
Prior years	(129,716)	(114,056)
Total paid	(150,393)	(136,484)
Foreign currency revaluation	(2,723)	6,572
Net balance at June 30	694,110	599,546
Add: Losses recoverable (see Note 8)	58,647	21,555
Gross balance at June 30	$752,757	$621,101

Estimates for Significant Catastrophe Events

At June 30, 2024, the Company’s net reserves for losses and loss expenses include estimated amounts for several catastrophe and weather-related events (“CAT loss”). The magnitude and volume of losses arising from these events is inherently uncertain and, consequently, actual losses for these events may ultimately differ, potentially materially, from current estimates.

During the six months ended June 30, 2024, the Company recognized total CAT loss, net of reinsurance, of $35.2 million. Current year CAT loss events were $25.7 million, driven mainly by the Baltimore bridge collapse, the U.S. tornados (including severe convective storms), satellite failures, and a Mexican state-owned oil platform fire. Additionally, the Company incurred $9.4 million of net adverse prior year CAT loss development relating primarily to severe weather affecting U.S. homeowners’ property coverage (2021-2023 underwriting years).

During the six months ended June 30, 2023, the Company recognized total CAT loss, net of reinsurance, of $19.6 million. Current year CAT loss events were $16.4 million, driven mainly by the Turkey earthquake, New Zealand Cyclone

Gabrielle and the U.S. tornados, coupled with $3.2 million net adverse prior year CAT loss development mainly relating to the 2022 Winter Storm Elliott.

Prior Year Reserve Development

During the six months ended June 30, 2024, the Company experienced $4.7 million in net adverse development on prior year loss and LAE reserves. This was composed of $19.5 million of reserve strengthening predominantly for the above prior year CAT loss events, coupled with additional losses reported on general liability contracts (mostly 2014-2017 underwriting years) and legacy quota share workers’ compensation treaties (mostly 2017-2021 underwriting years) due to current economic and social inflation trends. The reserve increases were partially offset by $14.8 million favorable loss development predominantly from mortgage contracts (various underwriting years), multi-line commercial treaties (mostly 2020 underwriting year), Funds at Lloyd’s (“FAL”) (2023 underwriting year), and other specialty business (mostly 2020-2022 underwriting years).

During the six months ended June 30, 2023, the Company experienced $13.8 million in net adverse development on prior year loss and LAE reserves. This was comprised of $21.5 million of reserve strengthening predominantly on casualty contracts (mostly 2018, 2019 and 2021 underwriting years) and property contracts (mostly 2020 and 2021 underwriting years) due to current economic and social inflation trends, coupled with adverse CAT loss development on U.S. homeowners’ property business relating to Winter Storm Elliott (2022 underwriting year). This was partially offset by $7.7 million better than expected loss emergence predominantly from other property catastrophe events (mostly 2019, 2021 and 2022 underwriting years).

8. RETROCESSION

The following table provides a breakdown of ceded reinsurance:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Gross ceded premiums	$14,832	$9,739	$38,013	$20,951
Earned ceded premiums	$11,849	$11,296	$27,091	$19,877
Loss and loss adjustment expenses ceded	$14,773	$9,537	$37,849	$15,708

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The following table shows a breakdown of losses recoverable on a gross and net of collateral basis:

	June 30, 2024		December 31, 2023
	Gross	Net of Collateral(1)	Gross	Net of Collateral(1)
A- or better by A.M. Best	$33,288	$33,288	$8,767	$8,767
Not rated	26,059	8,816	17,407	2,432
Total before provision	59,347	$42,104	$26,174	$11,199
Provision for credit losses	(700)		(487)
Total loss and loss adjustment expenses recoverable, net	$58,647		$25,687
(1) Collateral is in the form of cash, letters of credit, funds withheld, and/or cash collateral held in trust accounts. This excludes any excess collateral in order to disclose the aggregate net exposure for each retrocessionaire.
At June 30, 2024, we had 3 reinsurers (December 31, 2023: 3) that accounted for 10% or more of the total loss and loss adjustment expenses recoverable, net, for an aggregate gross amount of $42.3 million (December 31, 2023: $20.4 million).

9. DEBT AND CREDIT FACILITIES

Debt Obligations

The following table summarizes the Company’s outstanding debt obligations.

	June 30, 2024	December 31, 2023
Term loans	$62,188	$74,062
Accrued interest payable	38	—
Less: deferred financing costs	(631)	(781)
Total debt	$61,595	$73,281

During the six months ended June 30, 2024, the Company partially repaid $11.9 million of the outstanding Term loans.

Credit Facilities

At June 30, 2024, the Company had the following letter of credit (“LOC”) facilities:

	Capacity	LOCs issued	Termination Date
Citibank Europe plc ("Citi LOC")[1]	$289,000	$231,665	August 20, 2024
CIBC Bank USA ("CIBC LOC")	200,000	42,338	December 21, 2024
	$489,000	$274,003
1) Includes $14 million of uncommitted capacity.
The above LOCs issued are cash collateralized (see Note 5). The LOC facilities are subject to various customary affirmative, negative and financial covenants. At June 30, 2024, the Company was in compliance with all LOC facilities covenants.
On April 12, 2024, the Company received written notice from Citibank Europe plc (“Citi”) of its decision to terminate the $275 million committed capacity under the Citi LOC agreement, with an effective date of August 20, 2024. However, Citi informed the Company that it intends to continue providing the Citi LOC on an uncommitted basis for the foreseeable future following the termination date.

10. SHARE CAPITAL

Ordinary Shares

The following table is a summary of changes in ordinary shares issued and outstanding for the six months ended June 30:

	2024	2023
	Ordinary	Class A	Class B
Balance – beginning of period	35,336,732	28,569,346	6,254,715
Issue of shares, net of forfeitures	(15,588)	447,952	—
Balance – end of period	35,321,144	29,017,298	6,254,715

The Company’s authorized share capital is 125,000,000 ordinary shares, par value of $0.10 per share.

On July 25, 2023, at the Company’s Annual General Meeting the shareholders approved the re-designation of Class B ordinary shares as Class A ordinary shares, and then reclassified Class A ordinary shares as “ordinary shares”, resulting in the elimination of the dual-class share structure.

At June 30, 2024, the Company has an effective Form S-3 registration statement on file with the SEC for an aggregate principal amount of $200.0 million in securities.

Share Repurchase Plan

On May 3, 2024, the Board of Directors re-approved the share repurchase plan, until June 30, 2025, authorizing the Company to repurchase up to $25.0 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase. For the six months ended June 30, 2024 and 2023, there was no repurchase of ordinary shares.

Preferred Shares

The Company’s authorized share capital also consists of 50,000,000 preference shares with a par value of $0.10 each. At June 30, 2024, the Company has no issued and outstanding preferred shares.

11. SHARE-BASED COMPENSATION

Refer to Note 11 of the Company’s audited consolidated financial statements of its 2023 Form 10-K for a summary of the Company’s 2023 Incentive Plan, including the definition of performance-based and service-based stock awards.

Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards (“RSs”) during the six months ended June 30, 2024 and 2023:

	Performance Restricted Shares		Service Restricted Shares
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2022	794,362	$7.62	832,896	$7.76
Granted	357,766	9.85	177,563	9.84
Vested	—	—	(256,243)	6.75
Forfeited	(109,105)	9.37	(55,967)	8.43
Balance at June 30, 2023	1,043,023	$8.20	698,249	$8.60

Balance at December 31, 2023	1,042,688	$9.94	419,604	$9.18
Granted	—	—	—	—
Vested	—	—	(217,522)	8.78
Forfeited	(89,945)	10.84	—	—
Balance at June 30, 2024	952,743	$9.86	202,082	$9.61

At June 30, 2024, 2,914,198 (December 31, 2023: 3,296,771) ordinary shares remained available for future issuance under the Company’s 2023 Incentive Plan.

There was no grant of RSs during the six months ended June 30, 2024 (2023: 535,329). For the six months ended June 30, 2024, the total fair value of Service RSs vested was $1.9 million (2023: $1.7 million).

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the six months ended June 30, 2024 and 2023:

	Performance RSUs		Service RSUs
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2022	105,008	$6.82	172,952	$7.58
Granted	71,121	9.85	42,811	9.85
Vested	—	—	(77,695)	6.74
Forfeited	—	—	(1,788)	7.82
Balance at June 30, 2023	176,129	$8.04	136,280	$8.76

Balance at December 31, 2023	154,445	$8.03	110,425	$8.78
Granted	258,148	11.85	124,425	11.85
Vested	—	—	(74,357)	8.84
Forfeited	—	—	—	—
Balance at June 30, 2024	412,593	$10.42	160,493	$11.14

For the awards granted during the six months ended June 30, 2024, the Service RSUs vest evenly over three years on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 50% and 200% of the awarded Performance RSUs, with a target of 100%.

For the six months ended June 30, 2024, the total fair value of Service RSUs vested was $0.7 million (2023: $0.5 million).

Employee and Director Stock Options

During the six months ended June 30, 2024, 250,000 ordinary share purchase options were granted to the Company’s CEO, pursuant to his employment contract. These options vest 50,000 annually and expire in 10 years from the grant date. The grant date fair value of these options was $4.31 per share, based on the Black-Scholes option pricing model. The following inputs were used in this pricing model:

Expected volatility	36.4%
Expected term (in years)	5
Expected dividend yield	—%
Risk-free interest rate	3.9%
Stock price at grant date	$11.20

Stock Compensation Expense

For the six months ended June 30, 2024 and 2023, the Company recorded $2.9 million and $2.3 million of total stock compensation expense (net of forfeitures), respectively. The stock compensation expense is included in “General and administrative expenses” in the condensed consolidated statements of operations. Forfeiture recoveries were immaterial for both periods.

12. EARNINGS PER SHARE

The following table reconciles net income and weighted average shares used in computing basic and diluted EPS for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Numerator for EPS
Net income - basic	$7,978	$49,860	$34,997	$55,747
Add: interest on convertible notes	—	744	—	1,520
Less: gain on repurchase of convertible notes	—	—	—	(265)
Net income - diluted	$7,978	$50,604	$34,997	$57,002

Denominator for EPS
Weighted average shares outstanding - basic	34,238,863	34,070,818	34,255,454	34,065,066
Effect of dilutive employee and director share-based awards	460,319	580,494	423,871	534,958
Shares potentially issuable in connection with convertible notes	—	3,615,825	—	3,722,897
Weighted average shares outstanding - diluted	34,699,182	38,267,137	34,679,325	38,322,921
Anti-dilutive stock options outstanding	902,140	690,337	902,140	690,337

EPS:
Basic	$0.23	$1.46	$1.02	$1.64
Diluted	$0.23	$1.32	$1.01	$1.49

13. NET INVESTMENT INCOME

The following table provides a breakdown of net investment income:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Interest and dividend income, net of withholding taxes and other expenses	$8,135	$8,863	$16,691	$17,491
Net realized and unrealized gains on other investments (see Note 4)	89	506	(324)	256
Net investment-related income	8,224	9,369	16,367	17,747
Share of Solasglas' net income (see Note 3)	4,330	32,782	22,578	29,644
Total investment income	$12,554	$42,151	$38,945	$47,391

14. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

There has been no change to the Company’s agreement with Solasglas as described in its 2023 Form 10-K. Refer to Note 3 for a breakdown of management fees and performance fees for the six months ended June 30, 2024 and 2023.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At June 30, 2024, Solasglas, along with certain affiliates of DME Advisors, collectively owned 25.2% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in Solasglas. At June 30, 2024, Solasglas held 1.8 million shares of GRBK. Subsequent to June 30, 2024, Solasglas reduced its exposure to GRBK and as of July 31, 2024 held 1.3 million shares of GRBK.

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

Collateral Assets Investment Management Agreement

Effective January 1, 2019, the Company (and its subsidiaries) entered into a collateral assets investment management agreement (the “CMA”) with DME Advisors, pursuant to which DME Advisors manages certain assets of the Company that are not subject to the Solasglas LPA and are held by the Company to provide collateral required by the cedents in the form of trust accounts and letters of credit. In accordance with the CMA, DME Advisors receives no fees and is required to comply with the collateral investment guidelines. The CMA can be terminated by any of the parties upon 30 days’ prior written notice to the other parties.

15. COMMITMENTS AND CONTINGENCIES

a) Concentration of Credit Risk

Cash and cash equivalents

The Company monitors its concentration of credit risk with financial institutions and limits acceptable counterparties based on current rating, outlook and other relevant factors.

Investments

The Company’s credit risk exposure to private debt and convertible debt securities within its “Other investments” are immaterial (see Note 4).
Reinsurance balances receivable, net

The following table shows the breakdown of reinsurance balances receivable:

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Premiums receivable	$260,801	38.0%	$186,940	30.2%

Funds withheld:
Funds held by cedants	48,790	7.1%	50,075	8.1%
Premiums held by Lloyds' syndicates	264,685	38.5%	264,278	42.7%
Funds at Lloyd’s	110,624	16.1%	115,772	18.6%

Profit commission receivable	2,708	0.4%	2,302	0.4%

Deposit assets	—	—%	888	0.1%
Total before provision	687,608	100.1%	620,255	100.1%
Provision for expected credit losses	(865)	(0.1)%	(854)	(0.1)%
Reinsurance balances receivable, net	$686,743	100.0%	$619,401	100.0%

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

b) Lease Obligations

There was no material change to the Company’s operating lease agreements subsequent to its 2023 Form 10-K.

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

16. SEGMENT REPORTING

The Company has one operating segment: Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended June 30				Six months ended June 30
	2024		2023		2024		2023
Property
Commercial	$12,070	7.1%	$14,440	9.3%	$30,236	7.8%	$29,131	8.5%
Motor	93	0.1	352	0.2	155	—	584	0.2
Personal	10,614	6.3	16,368	10.6	17,562	4.5	32,005	9.4
Total Property	22,777	13.5	31,160	20.1	47,953	12.3	61,720	18.1

Casualty
General Liability	33,741	20.0	27,517	17.8	55,398	14.3	48,076	14.1
Motor Liability	8,638	5.1	2,707	1.7	14,656	3.8	8,306	2.4
Professional Liability	(448)	(0.3)	2,625	1.7	119	—	6,272	1.8
Workers' Compensation	(40)	—	3,899	2.5	3,380	0.9	7,058	2.1
Multi-line	38,314	22.7	51,724	33.4	113,441	29.4	105,884	31.0
Total Casualty	80,205	47.5	88,472	57.1	186,994	48.4	175,596	51.4

Other
Accident & Health	2,947	1.7	2,013	1.3	3,878	1.0	4,489	1.3
Financial	17,945	10.6	8,850	5.7	38,144	9.9	31,347	9.2
Marine	10,879	6.4	7,854	5.1	30,442	7.9	19,994	5.9
Other Specialty	34,222	20.3	16,594	10.7	78,822	20.5	48,252	14.1
Total Other	65,993	39.1	35,311	22.8	151,286	39.3	104,082	30.5
	$168,975	100.0%	$154,943	100.0%	$386,233	100.0%	$341,398	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended June 30				Six months ended June 30
	2024		2023		2024		2023
U.S. and Caribbean	$61,786	36.6%	$59,588	38.5%	$119,160	30.9%	$129,440	37.9%
Worldwide (1)	90,153	53.4	75,131	48.5	234,462	60.7	181,393	53.1
Europe	3,792	2.2	3,641	2.3	8,280	2.1	7,068	2.1
Asia	13,244	7.8	16,583	10.7	24,331	6.3	23,497	6.9
	$168,975	100.0%	$154,943	100.0%	$386,233	100.0%	$341,398	100.0%
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

The following is management’s discussion and analysis (“MD&A”) of our results of operations for the three and six months ended June 30, 2024 and 2023 and the Company’s financial condition at June 30, 2024 and December 31, 2023 (herein referred as “Q2 2024 Financials”).

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

For the second quarter of 2024 (“Q2 2024”) we earned a net income of $8.0 million, a decrease of $41.9 million over the same period in the prior year, principally due to the lower return from our investment in Solasglas and to a lesser extent lower underwriting profits driven by higher CAT losses.

The following is a summary of our financial performance for Q2 2024, compared to the same quarter in 2023 (“Q2 2023”):
•Gross premiums written was $169.0 million, an increase of 9.1%;
•Net premiums earned was $158.4 million, an increase of 13.2%;
•Net underwriting income (1) was $0.3 million, compared to $5.4 million;
•Total CAT losses, net of reinsurance, were $17.9 million, compared to $9.3 million;
•Total investment income was $12.6 million, a decrease of 70.2% (including 1.2% net return from our investment in Solasglas, compared to net return of 10.9%); and
•Diluted EPS was $0.23, compared to $1.32.

Fully diluted book value per share(1) was $17.65 at June 30, 2024, an increase of 5.4% since December 31, 2023.

(1) See “Key Financial Measures and Non-GAAP Measures” section of this MD&A.

Outlook and Trends

The 2024 mid-year renewals have been characterized by a healthy balance of supply and demand of reinsurance capacity. Reinsurance terms and conditions are retaining discipline across a majority of classes, most notably with respect to property excess of loss attachment points. We continue to view the terms and conditions available in the property and specialty market as attractive for growth.

As we approach the peak months of North Atlantic hurricane season, the industry’s attention is drawn to the record set in early July by Hurricane Beryl for the earliest category 5 storm to form in the North Atlantic. Another key focus in the industry is the degree of additional reserve strengthening that may emerge in casualty classes throughout the remainder of the year.

It is likely that terms and conditions in the reinsurance market will be highly dependent on the progression of the above factors throughout the remainder of 2024.

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

Fully Diluted Book Value Per Share

The following table presents a reconciliation of the fully diluted book value per share to basic book value per share (the most directly comparable U.S. GAAP financial measure):

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Numerator for basic and fully diluted book value per share:
Total equity as reported under U.S. GAAP	$634,020	$624,458	$596,095	$575,865	$561,121
Denominator for basic and fully diluted book value per share:
Ordinary shares issued and outstanding as reported and denominator for basic book value per share	35,321,144	35,321,144	35,336,732	35,337,407	35,272,013
Add: In-the-money stock options (1) and all outstanding RSUs	594,612	585,334	264,870	312,409	312,409
Denominator for fully diluted book value per share	35,915,756	35,906,478	35,601,602	35,649,816	35,584,422

Basic book value per share	$17.95	$17.68	$16.87	$16.30	$15.91
Increase in basic book value per share ($)	$0.27	$0.81	$0.57	$0.39	$1.45
Increase in basic book value per share (%)	1.5%	4.8%	3.5%	2.5%	10.0%

Fully diluted book value per share	$17.65	$17.39	$16.74	$16.15	$15.77
Increase in fully diluted book value per share ($)	$0.26	$0.65	$0.59	$0.38	$1.43
Increase in fully diluted book value per share (%)	1.5%	3.9%	3.7%	2.4%	10.0%
(1) Assuming net exercise by the grantee.

Net Underwriting Income (Loss)

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Income before income tax	$8,413	$49,888	$35,951	$55,829
Add (subtract):
Total investment income	(12,554)	(42,151)	(38,945)	(47,391)
Foreign exchange losses (gains)	932	(4,729)	2,581	(9,660)
Other non-underwriting income	(2,724)	(2,866)	(7,759)	(5,032)
Corporate expenses	4,706	4,557	9,081	10,554
Interest expense	1,560	744	2,809	1,520
Net underwriting income	$333	$5,443	$3,718	$5,820

Consolidated Results of Operations

The table below summarizes our consolidated operating results for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Underwriting revenue
Gross premiums written	$168,975	$154,943	$386,233	$341,398
Gross premiums ceded	(14,832)	(9,739)	(38,013)	(20,951)
Net premiums written	154,143	145,204	348,220	320,447
Change in net unearned premium reserves	4,255	(5,261)	(28,286)	(37,855)
Net premiums earned	$158,398	$139,943	$319,934	$282,592
Underwriting related expenses
Net loss and loss adjustment expenses incurred:
Current year	$102,722	$88,740	$206,647	$173,428
Prior year (1)	(689)	1,764	4,712	13,801
Net loss and loss adjustment expenses incurred	102,033	90,504	211,359	187,229
Acquisition costs	50,454	38,293	92,064	79,769
Underwriting expenses	5,811	5,468	12,150	9,407
Deposit interest expense (income), net	(233)	235	643	367
Net underwriting income (2)	$333	$5,443	$3,718	$5,820

Income (loss) from investment in Solasglas	$4,330	$32,782	$22,578	$29,644
Net investment income	8,224	9,369	16,367	17,747
Total investment income	$12,554	$42,151	$38,945	$47,391

Corporate expenses	$4,706	$4,557	$9,081	$10,554
Foreign exchange losses (gains)	932	(4,729)	2,581	(9,660)
Other income, net	(2,724)	(2,866)	(7,759)	(5,032)
Interest expense	1,560	744	2,809	1,520
Income tax expense	435	28	954	82
Net income	$7,978	$49,860	$34,997	$55,747

Earnings per share:
Basic	$0.23	$1.46	$1.02	$1.64
Diluted	$0.23	$1.32	$1.01	$1.49

Underwriting ratios:
Loss ratio - current year	64.8%	63.4%	64.6%	61.4%
Loss ratio - prior year	(0.4)%	1.3%	1.5%	4.9%
Loss ratio	64.4%	64.7%	66.1%	66.3%
Acquisition cost ratio	31.9%	27.4%	28.8%	28.2%
Composite ratio	96.3%	92.1%	94.9%	94.5%
Underwriting expense ratio	3.5%	4.1%	4.0%	3.5%
Combined ratio	99.8%	96.2%	98.9%	98.0%

1 The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and deposit interest income and expense, was a loss of $0.4 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively, and a loss of $5.8 million and $13.9 million for the six months ended June 30, 2024 and 2023, respectively.

2 Net underwriting income is a non-GAAP financial measure. See “ Key Financial Measures and Non-GAAP Measures” above for discussion and reconciliation of non-GAAP financial measures.

The following provides further details on the significant variances for Q2 2024 compared to same quarter in 2023 (“Q2 2023”) and for the six months ended June 30, 2024 (“YTD 2024”) compared to the same period in 2023 (“YTD 2023”).

Overview

Three months ended June 30, 2024

Fully diluted book value per share increased by $0.26 per share, or 1.5%, to $17.65 per share from $17.39 per share at March 31, 2024. Basic book value per share increased by $0.27 per share, or 1.5%, to $17.95 per share from $17.68 per share at March 31, 2024.

Net income was $8.0 million for Q2 2024, compared to net income of $49.9 million reported for Q2 2023.

The developments that most significantly affected our financial performance during Q2 2024, compared to Q2 2023, are summarized below:

•Underwriting income: Decreased by $5.1 million primarily driven by 3.6 percentage points increase in our combined ratio, predominantly due to higher acquisition costs relating to our FAL business, partially offset by improved loss ratio and underwriting expense ratio. While total CAT losses were higher than in Q2 2023, this was offset by improved attritional loss ratio for our underwriting portfolio during the quarter. Current year CAT losses contributed 8.4% to our combined ratio, compared to 7.3% in Q2 2023. For further information on CAT losses and prior year loss development, refer to Note 7 - Loss and Loss Adjustment Expense Reserves of the Q2 2024 Financials.
•Investment income: Decreased by $29.6 million primarily driven by lower income from Solasglas. Our investment in Solasglas reported a gain of $4.3 million during Q2 2024, compared to a gain of $32.8 million during Q2 2023. Solasglas generated a net return of 1.2% for Q2 2024 compared to a net return of 10.9% for Q2 2023; and
•Foreign exchange gains (losses): $0.9 million foreign exchange losses for Q2 2024, compared to $4.7 million foreign exchange gains in Q2 2023, driven mainly by the strengthening of the pound sterling against the U.S. dollar in Q2 2023 whereby there was no significant movement in Q2 2024.

Six months ended June 30, 2024

Fully diluted book value per share increased by $0.91 per share, or 5.4%, to $17.65 per share from $16.74 per share at December 31, 2023. Basic book value per share increased by $1.08 per share, or 6.4%, to $17.95 per share from 16.87 per share at December 31, 2023.

Net income was $35.0 million for YTD 2024, compared to net income of $55.7 million reported for YTD 2023.

The developments that most significantly affected our financial performance during YTD 2024, compared to YTD 2023, are summarized below:

•Underwriting income: Decreased by $2.1 million primarily driven by 0.9 percentage points increase in our combined ratio mainly due to an increase in acquisition costs (same reason as Q2 2024) and an increase in underwriting expenses. While current year CAT losses contributed 8.0 percentage points to our combined ratio, compared to 5.8 percentage points for YTD 2023, the increase was offset by an improved attritional loss ratio for our underwriting portfolio. For further information on CAT losses and prior year loss development, refer to Note 7 - Loss and Loss Adjustment Expense Reserves of the Q2 2024 Financials.
•Investment income: Decreased by $8.4 million primarily driven by lower income from Solasglas. Our investment in Solasglas reported a gain of $22.6 million during YTD 2024, compared to a gain of $29.6 million during the equivalent period in 2023. Solasglas generated a net return of 6.4% for YTD 2024 compared to a net return of 9.7% for YTD 2023 .
•Corporate expense: Decreased by $1.5 million mainly due to non-recurring severance costs included in YTD 2023 and lower outside legal costs following the hiring of our new General Counsel in April 2023.
•Foreign exchange gains (losses): $2.6 million foreign exchange losses for YTD 2024, compared to $9.7 million foreign exchange gains for YTD 2023, driven mainly by the reversal of the pound sterling movement against the U.S. dollar; and
•Other income, net: Increased by $2.7 million due to stronger investment income generated on funds withheld by third party Lloyd’s syndicates, reported on a quarterly lag basis.

Underwriting Results by Segment
The following provides a further discussion of our underwriting results for our Property & Casualty (Re)insurance operating segment for the three and six months ended June 30, 2024 and 2023.

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2024		2023		2024		2023
Property	$22,777	13.5%	$31,160	20.1%	$47,953	12.4%	$61,720	18.1%
Casualty	80,205	47.5	88,472	57.1	186,994	48.4	175,596	51.4
Other	65,993	39.1	35,311	22.8	151,286	39.2	104,082	30.5
Total	$168,975	100.0%	$154,943	100.0%	$386,233	100.0%	$341,398	100.0%

As a result of our underwriting philosophy, the total premiums we write and the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities we identify.

Our Q2 2024 gross premiums written increased by $14.0 million, or 9.1%, compared to the equivalent 2023 period.

The following table provides a further analysis of this overall increase:

Gross Premiums Written
Three months ended June 30, 2024
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(8.4)	(26.9)%
The decrease was driven predominantly by the non-renewal of a U.S. homeowners’ property treaty within Personal class. This was offset partially by growth in the Commercial class driven by new Innovations business. This resulted in a change in business mix for Property, with Commercial and Personal accounting for 53% and 47%, respectively, of total Property compared to 46% and 53%, respectively, for the same quarter in 2023.

Casualty	$(8.3)	(9.3)%
The decrease was driven predominantly from revision to estimated ultimate gross premiums for certain 2023 and 2024 FAL treaties, partially offset by growth experienced by Syndicate 3456, within the Multi-line class.
Additionally, we revised the estimated premiums for certain prior years’ quota share treaties within Professional and Workers’ Compensation classes of business. This reduction in Casualty premiums was partially offset by growth in the General Liability class from 2023 quota share treaties and new business in 2024. Further, Motor Liability premium increased mainly due to new excess of loss treaties.

As a result, the business mix within our Casualty line of business has changed with General Liability, Motor Liability, and Multi-line classes accounting for 42%, 11%, and 48% of total Casualty, respectively, compared to 31%, 3%, and 58% in the same period in 2023.

Other	$30.7	86.9%	The increase was driven predominantly by new business in our Marine and Energy class, including Lloyd’s whole account excess of loss treaties.

Our YTD 2024 gross premiums written increased by $44.8 million, or 13.1%, compared to the equivalent 2023 period.

The following table provides a further analysis of this overall increase:

Gross Premiums Written
Six months ended June 30, 2024
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(13.8)	(22.3)%
Same trends as noted for Q2 2024. This resulted in a change in business mix for Property, with Commercial and Personal accounting for 53% and 47%, respectively, of total Property compared to 46% and 53%, respectively, for the same period in 2023.

Casualty	$11.4	6.5%
The increase was due to growth in the General Liability and Motor Liability classes of business as noted for Q2 2024, coupled with an overall net increase in Multi-Line class, driven mainly by growth in our Syndicate 3456. The growth in Motor Liability class is predominantly from new excess of loss treaties.

The above growth was partially offset by revision to estimated ultimate gross premiums for certain 2023 and 2024 FAL treaties and by lower premiums for Professional and Workers’ Compensation classes of business.

General Liability and Multi-line classes accounted for 30% and 61%, respectively, of total Casualty, compared to 27% and 60%, respectively, in the same period in 2023.

Other	$47.2	45.4%	Same trends as noted for Q2 2024.

Premiums Ceded

For Q2 2024, premiums ceded were $14.8 million, or 8.8% of gross premiums written, compared to $9.7 million, or 6.3% of gross premiums written, for the same quarter in 2023. For YTD 2024, premiums ceded were $38.0 million, or 9.8% of gross premiums written, compared to $21.0 million, or 6.1% of gross premiums written, for YTD 2023.

The increase in both periods was primarily due to the purchase of an additional retrocessional coverage to manage our overall exposure to Marine and Energy class in light of recent growth in this class of business and to reinstate certain retro excess of loss treaties in which the full coverage was presumed exhausted primarily from the Baltimore bridge loss event. Additionally, we had an increase in quota share retrocessions for Other Specialty business due to growth from inward premiums.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2024		2023		2024		2023
Property	$16,855	10.9%	$26,433	18.2%	$38,059	10.9%	$52,626	16.4%
Casualty	77,431	50.2	84,840	58.4	176,881	50.8	172,036	53.7
Other	59,857	38.8	33,931	23.4	133,280	38.3	95,785	29.9
Total	$154,143	100.0%	$145,204	100.0%	$348,220	100.0%	$320,447	100.0%

For Q2 2024 and YTD 2024, net premiums written increased by $8.9 million, or 6.2%, and $27.8 million or 8.7%, respectively, compared to the same periods in 2023. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods as previously noted.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2024		2023		2024		2023
Property	$18,119	11.4%	$20,749	14.8%	$41,476	13.0%	$39,492	14.0%
Casualty	86,155	54.4	81,446	58.2	180,793	56.5	165,561	58.6
Other	54,124	34.2	37,748	27.0	97,665	30.5	77,539	27.4
Total	$158,398	100.0%	$139,943	100.0%	$319,934	100.0%	$282,592	100.0%

Net premiums earned for Q2 2024 and YTD 2024, increased by $18.5 million or 13.2%, and by $37.3 million or 13.2%, respectively, compared to the same periods in 2023. The change in net premiums earned is primarily a function of the amount and timing of net premiums written during the current and prior periods, coupled with the mix of business written in the form of excess of loss versus proportional contracts. For Q2 2024 and YTD 2024, excess of loss treaties accounted for 16% and 15% of the total net premiums earned, respectively, compared to 14% and 13% for Q2 2023 and YTD 2023, respectively.

Loss and LAE Incurred, Net

The components of the loss ratio were as follows:

	Three months ended June 30			Six months ended June 30
	2024	2023	Increase / (decrease) in loss ratio points	2024	2023	Increase / (decrease) in loss ratio points
Current accident year loss ratio	64.8%	63.4%	1.4	64.6%	61.4%	3.2
Prior year reserve development ratio	(0.4)%	1.3%	(1.7)	1.5%	4.9%	(3.4)
Loss ratio	64.4%	64.7%	(0.3)	66.1%	66.3%	(0.2)

For Q2 2024 and YTD 2024, our total loss ratio improved by 0.3 and 0.2 percentage points, respectively, compared to the same periods in 2023.
Current accident year loss ratio increased by 1.4 percentage points for Q2 2024, compared to the same quarter in 2023 driven mainly by 1.3 points increase in CAT losses. This increase was driven predominantly by the severe U.S. tornados (including convective storms).
Current accident year loss ratio increased by 3.2 percentage points for YTD 2024, compared to the same period in 2023, driven by 2.2 points increase in CAT loss events, mainly due to the Baltimore bridge loss and the severe U.S. tornados. While we have not renewed a U.S. homeowners’ property program in 2024, we wrote and earned premiums from the 2023 quota share treaty during 2024.
For the current quarter, we had prior year favorable loss development of 0.4%, compared to adverse loss development of 1.3% for the same quarter in 2023. For YTD 2024, our prior year adverse loss development improved by 3.4 percentage points compared to the same period in 2023. Refer to Note 7 for further details on prior year loss development.
Details of net losses incurred by line of business are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2024		2023		2024		2023
Property	$21,155	20.7%	$21,402	23.6%	$33,133	15.7%	$38,932	20.8%
Casualty	58,581	57.3	49,608	54.8	118,598	56.1	110,646	59.1
Other	22,297	22.0	19,494	21.6	59,628	28.2	37,651	20.1
Total	$102,033	100.0%	$90,504	100.0%	$211,359	100.0%	$187,229	100.0%

The below table summarizes the loss ratios by line of business:

	Three months ended June 30			Six months ended June 30
	2024	2023	Increase / (decrease) in loss ratio points	2024	2023	Increase / (decrease) in loss ratio points
Property	116.8%	103.1%	13.7	79.9%	98.6%	(18.7)
Casualty	68.0	60.9	7.1	65.6	66.8	(1.2)
Other	41.2	51.6	(10.4)	61.1	48.6	12.5
Total	64.4%	64.7%	(0.3)	66.1%	66.3%	(0.2)

The following provides further details on the change in Q2 2024 vs. Q2 2023.

Net Losses Incurred
Three months ended June 30, 2024
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points
Property	$(0.2)	13.7
The marginal decrease in losses incurred was driven by the 12.7% decrease in net premiums earned, offset partially by an increase of $0.3 million in current CAT losses mainly from U.S. tornados and to a lesser extent from German floods.

The increase in loss ratio points is driven mainly by the higher attritional and CAT losses from a U.S. homeowners’ property program which was non-renewed in 2024.

Casualty	$9.0	7.1
Driven by the 5.8% increase in net premiums earned, coupled with an increase in prior year adverse loss development, which contributed 7.1 percentage points to the loss ratio. This was predominantly driven by our legacy Multiline and Workers’ Compensation exposures.

Other	$2.8	(10.4)
Driven by the 43.4% increase in net premiums earned, offset partially by favorable prior year loss development, mainly in our Mortgage and Marine and Energy classes of business. This contributed 16.8 percentage points to the reduction in the loss ratio. However, offsetting this benefit, our current attritional loss ratio increased for the Marine class in 2024 compared 2023.

The following provides further details on the change in YTD 2024 vs. YTD 2023.

Net Losses Incurred
Six months ended June 30, 2024
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points
Property	$(5.8)	(18.7)
Despite the 5.0% increase in net premiums earned, the losses incurred and loss ratio decreased predominantly due to the 16.6 percentage points decrease in property-related CAT losses compared to YTD 2023.

Casualty	$8.0	(1.2)
The increase in losses incurred was driven by the 5.8% increase in net premiums earned.

The improvement in loss ratio was driven by lower prior year adverse loss development, which contributed 4.3 percentage points. This was primarily driven from significant adverse loss development in our legacy Motor class in 2023, whereas we had favorable loss development for this class in 2024.

Other	$22.0	12.5
The increase in losses incurred was driven by the 26.0% increase in net premiums earned, coupled with higher CAT losses.

The current year CAT losses contributed 14.5 percentage points to the total loss ratio, which was driven by the Baltimore bridge collapse and satellite failures. The change in business mix also contributed to the increase in loss ratio. This was partially offset by 6.4 percentage points from prior year favorable loss development, primarily in our Mortgage and Marine and Energy classes of business.

Acquisition Costs, Net

For Q2 2024 and YTD 2024, our total acquisition costs increased by 31.8% to $50.5 million, and by 15.4% to $92.1 million, respectively, compared to the same periods in 2023, mainly due to growth in net premiums earned and higher commissions, predominantly in our Casualty and Other lines of business. The acquisition cost ratios by line of business were as follows:

	Three months ended June 30			Six months ended June 30
	2024	2023	Increase / (decrease) in acquisition cost ratio points	2024	2023	Increase / (decrease) in acquisition cost ratio points
Property	10.7%	19.1%	(8.4)%	15.8%	19.1%	(3.3)%
Casualty	36.9	30.5	6.4	32.0	30.5	1.5
Other	31.0	25.1	5.9	28.3	28.1	0.2
Total	31.9%	27.4%	4.5%	28.8%	28.2%	0.6%

The following provides further details on the change in Q2 2024 vs. Q2 2023.

Change in Acquisition Cost Ratios
Three months ended June 30, 2024
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(8.4)
The decrease was driven by the change in business mix as a result of not renewing a U.S. homeowner’s program that had a higher acquisition cost ratio compared to the increase in net premiums earned from CAT retro quota share treaties at lower acquisition costs.

Casualty	6.4
The increase was driven primarily due to higher than previously estimated acquisition costs for certain 2023 and 2024 FAL business within our Multi-line class. This was partially offset by a change in business mix, particularly with growth in net premiums earned from General Liability and Motor Liability classes of business at lower acquisition costs.

Other	5.9
The increase was driven primarily by the prior year favorable loss reserve releases during the quarter for certain mortgage programs within our Financial class, which resulted in higher performance-based commission costs. There was no comparable favorable loss reserves release for this business in Q2 2023, which would have triggered additional commission costs.

The following provides further details on the change in YTD 2024 vs. YTD 2023.

Change in Acquisition Cost Ratios
Six months ended June 30, 2024
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(3.3)	Same trends as noted for Q2 2024.
Casualty	1.5	Same trends as noted for Q2 2024.
Other	0.2	Same trends as noted for Q2 2024. However, this was offset partially by the change in business mix as a result of the growth in our Marine and Energy class at lower acquisition costs.

Ratio Analysis

The following table provides our underwriting ratios by line of business for the respective periods:

	Three months ended June 30				Three months ended June 30
	2024				2023
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	116.8%	68.0%	41.2%	64.4%	103.1%	60.9%	51.6%	64.7%
Acquisition cost ratio	10.7	36.9	31.0	31.9	19.1	30.5	25.1	27.4
Composite ratio	127.5%	104.9%	72.2%	96.3%	122.2%	91.4%	76.7%	92.1%
Underwriting expense ratio				3.5				4.1
Combined ratio				99.8%				96.2%

Our combined ratio increased by 3.6 percentage points for the current quarter compared to Q2 2023 predominantly due to higher acquisition cost ratio; partially offset by a decrease in loss ratio and underwriting expense ratio. The underwriting expense ratio improved as a result of higher volume of net premium earned to cover underwriting expenses and, to a lesser extent, a net gain from deposit-accounted contracts as a result of a favorable commutation during the quarter.

	Six months ended June 30				Six months ended June 30
	2024				2023
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	79.9%	65.6%	61.1%	66.1%	98.6%	66.8%	48.6%	66.3%
Acquisition cost ratio	15.8%	32.0%	28.3%	28.8%	19.1%	30.5%	28.1%	28.2%
Composite ratio	95.7%	97.6%	89.4%	94.9%	117.7%	97.3%	76.7%	94.5%
Underwriting expense ratio				4.0%				3.5%
Combined ratio				98.9%				98.0%

Our combined ratio increased by 0.9 percentage points for YTD 2024 compared to same period in 2023 predominantly due to higher acquisition cost ratio and underwriting expense ratio (see G&A Expenses below for further details); partially offset by a decrease in loss ratio.

General and Administrative (“G&A”) Expenses

The breakdown of our G&A expenses between underwriting and corporate functions was as follows:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Underwriting expenses	$5,811	$5,468	$12,150	$9,407
Corporate expenses	4,706	4,557	9,081	10,554
General and administrative expenses	$10,517	$10,025	$21,231	$19,961
G&A increased by 4.9% for Q2 2024, compared to Q2 2023. The increase was driven by:

•Underwriting expenses: Increased by $0.3 million or 6.3%, predominantly due to an increase in headcount to drive business growth, coupled with an increase in professional fees and outsourced services relating to underwriting activities. Further, Q2 2023 included a bad debt charge of $0.6 million, with no similar charge during Q2 2024.

•Corporate expenses: No significant change for the quarter.

G&A increased by 6.4% for YTD 2024, compared to same period in 2023. The increase was driven by:

•Underwriting expenses: Increased by $2.7 million or 29.2%, predominantly due to an increase in headcount to drive business growth, coupled with an increase in professional fees and outsourced services relating to underwriting activities. As a result, this contributed to the net increase in underwriting expense ratio in the YTD 2024 compared to the same period in 2023.

•Corporate expenses: Decreased by $1.5 million or 14.0%, driven mainly by non-recurring severance costs included in YTD 2023 and lower outside legal costs following the hiring of our new General Counsel in April 2023.

Total Investment Income

A summary of our total investment income is as follows:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Interest and dividend income, net of withholding taxes and other expenses	8,135	8,863	$16,691	$17,491
Net realized and unrealized gains on other investments (see Note 4)	89	506	(324)	256
Net investment-related income	$8,224	$9,369	$16,367	$17,747
Share of Solasglas' net income (see Note 3)	4,330	32,782	22,578	29,644
Total investment income	$12,554	$42,151	$38,945	$47,391

Net investment-related income

Our net investment-related income decreased by 8.2% compared to Q2 2023, and by 4.6% compared to YTD 2023, mainly driven by the decrease in interest income earned from restricted cash and cash equivalents as a result of decreases in the outstanding collateral balance during both periods.

Share of Solasglas’ net income

For Q2 2024 and YTD 2024, Solasglas reported a gain of 1.2% and 6.4%, respectively, compared to a gain of 10.9% and 9.7% for Q2 2023 and YTD 2023, respectively. The following table provides a breakdown of the gross and net investment return for Solasglas.

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Long portfolio gains (losses)	(1.0)%	18.0%	3.4%	27.3%
Short portfolio gains (losses)	1.6	(5.5)	1.7	(14.8)
Macro gains (losses)	0.9	0.3	2.9	(0.1)
Other income and expenses [1]	(0.2)	(0.8)	(0.9)	(1.6)
Gross investment return	1.3%	12.0%	7.1%	10.8%
Net investment return [1]	1.2%	10.9%	6.4%	9.7%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts. For further information about management fees and performance compensation, refer to Note 3.

For Q2 2024, the significant contributors to Solasglas’ investment return were long positions in Solvay (Belgium: SOLB), HP (HPQ), and Kyndryl Holdings (KD). The largest detractors were long positions in Brighthouse Financial (BHF), Green Brick Partners (GRBK), and a single-name short position.

For YTD 2024, the significant contributors to Solasglas’ investment return were long positions in GRBK, gold, and Tenet Healthcare (THC). The largest detractors were a long position in BHF and two single-name short positions.

Each month, we post on our website (www.greenlightre.com) the returns from our investment in Solasglas.

Financial Condition

Investments

The following table provides a breakdown of our total investments:

	June 30		December 31
	2024		2023
Investment in related party investment fund (Solasglas)	$351,468	82.8%	$258,890	78.0%
Other investments:
Private investments and unlisted equities	71,866	16.9	71,157	21.4
Debt and convertible debt securities	1,293	0.3	2,136	0.6
Total other investments	$73,159	17.2%	$73,293	22.0%

Total investments	$424,627	100.0%	$332,183	100.0%

At June 30, 2024, our total investments increased by $92.4 million, or 27.8%, to $424.6 million from December 31, 2023. The increase was primarily driven by $70.0 million of additional contributions into Solasglas, coupled with the net investment return for Q2 2024. The contributions were funded partially from cash flow from operations and partially from the release of restricted cash.

Investments in Solasglas

DME Advisors reports the composition of Solasglas’ portfolio on a delta-adjusted basis, which it believes is the appropriate manner to assess the exposure and profile of investments and reflects how it manages the portfolio. An option’s delta is the option price’s sensitivity to the underlying stock (or commodity) price. The delta-adjusted basis is the number of shares or contracts underlying the option multiplied by the delta and the underlying stock (or commodity) price.

The following table represents the composition of Solasglas’ investments:

	June 30		December 31
	2024		2023
	Long %	Short %	Long %	Short %
Equities and related derivatives	79.4%	38.2%	90.2%	53.8%
Private and unlisted equity securities	2.0	—	2.0	—
Debt instruments	0.3	—	0.3	—
Total	81.7%	38.2%	92.5%	53.8%

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate derivatives, inflation swaps and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount and options are reported at their delta-adjusted basis. At June 30, 2024, Solasglas’ exposure to gold on a delta-adjusted basis was 7.5% (2023: 11.2%).

At June 30, 2024, 94.3% of Solasglas’ portfolio was valued based on quoted prices in actively traded markets (Level 1), 4.1% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and a nominal amount was composed of instruments valued based on non-observable inputs (Level 3). At June 30, 2024, 1.6% of Solasglas’ portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

Other Investments

The other investment holdings relate to private investments made by Innovations. During Q2 2024, we made two modest private equity investments. During the YTD 2024, we impaired certain debt securities (see Note 4), resulting in a decrease in the carrying value of these securities.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents primarily for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $42.7 million, or 7.1%, from $604.6 million at December 31, 2023, to $561.9 million at June 30, 2024, primarily due to release of collateral from our ceding insurers relating to legacy contracts in run-off.

Reinsurance balances receivable

Our reinsurance balances receivable increased by $67.3 million, or 10.9%, to $686.7 million from $619.4 million at December 31, 2023. This increase was driven primarily by the renewal of reinsurance treaties, in addition to new business bound during 2024.
Loss and LAE Reserves; Loss and LAE Recoverable

Our reserves for loss and LAE by lines of business were as follows:

	June 30, 2024			December 31, 2023
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
Property	$33,531	$49,708	$83,239	$24,181	$41,056	$65,237
Casualty	139,286	317,563	456,849	136,713	299,933	436,646
Other	37,985	174,684	212,669	28,156	131,515	159,671
Total	$210,802	$541,955	$752,757	$189,050	$472,504	$661,554

Our total gross loss and LAE reserves increased by $91.2 million, or 13.8%, to $752.8 million from $661.6 million at December 31, 2023. This increase is primarily driven by the increase in earned premium from the renewal of reinsurance treaties and new business, offset partially by paid losses during Q2 2024. See Note 7 “Loss and Loss Adjustment Expense Reserves” of the financial statements for a summary of changes in outstanding loss and LAE reserves and a description of prior period loss developments.

Our total loss and LAE recoverable increased by $33.0 million, or 128.3%, to $58.6 million from $25.7 million at December 31, 2023. This increase was driven mainly by the loss recoveries on the Baltimore bridge loss event, the Taiwan earthquake (gross losses were mostly retroceded), and the increase in quota share retrocessions for Other Specialty business due to growth from inward premiums. See Note 8 “Retrocession” of the financial statements for a description of the credit risk associated with our retrocessionaires.

Probable Maximum Loss (“PML”)

At July 1, 2024, our estimated largest PML at a 1-in-250-year return period for a single event, and in aggregate, was $99.9 million and $109.2 million, respectively, both relating to the peril of North Atlantic Hurricane, compared to $103.3 million and $111.5 million, respectively, at April 1, 2024.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions for both a single event loss and aggregate loss measures at the 1-in-250-year return period.

	July 1, 2024
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
North Atlantic Hurricane	$99,856	$109,207
Southeast Hurricane	94,455	94,455
Gulf of Mexico Hurricane	52,552	52,715
Northeast Hurricane	54,688	55,167
North America Earthquake	95,487	96,748
California Earthquake	83,828	86,690
Pacific Northwest Earthquake	49,540	49,540
Other N.A. Earthquake	48,328	48,391
Japan Earthquake	37,941	38,491
Japan Windstorm	22,120	23,419
Europe Windstorm	60,870	64,018

Debt

Our total debt decreased by $11.7 million, or 15.9%, to $61.6 million from $73.3 million at December 31, 2023 due to partial repayment. Refer to Note 9 “Debt and Credit Facilities” of the financial statements for further information.

Total shareholders’ equity

Total shareholders’ equity increased by $37.9 million to $634.0 million, compared to $596.1 million at December 31, 2023. The increase was primarily due to the net income of $35.0 million reported for the period. For details of other movements in shareholders’ equity, see the condensed consolidated statements of shareholders’ equity.

Liquidity and Capital Resources

Refer to the “Liquidity and Capital Resources” section included in Item 7 of our 2023 Form 10-K for a general discussion of our liquidity and capital resources.

Liquidity

The following table summarizes our sources and uses of funds:

	Six months ended June 30
	2024	2023
Total cash provided by (used in):
Operating activities	$40,669	$566
Investing activities	(70,246)	(7,049)
Financing activities	(11,876)	(17,085)
Effect of currency exchange on cash(1)	(107)	351
Net cash inflows (outflows)	(41,560)	(23,217)
Cash, beginning of period	655,730	706,548
Cash, end of period	$614,170	$683,331
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 5 of the financial statements.

Cash provided by operating activities

The increase in cash provided by operating activities was driven mainly by the ebb and flow from our underwriting activities, which may vary significantly from period to period depending on the mix of business, the nature of underwriting opportunities available and volume of claims submitted to us by our cedents.

Cash used in investing activities

The increase in cash used for investing activities was driven mainly by the net change in our investment in Solasglas where we made a net contribution of $70.0 million for YTD 2024 compared to a net contribution of $9.0 million during the same period in 2023.

Cash used in financing activities

The decrease in cash used in our financing activities was driven mainly by the repurchase of a portion of the outstanding Convertible Notes in the first half of 2023. In Q2 2024, we partially repaid $11.7 million of the Term loans.

Capital Resources

The following table summarizes our debt and capital structure:

	June 30, 2024	December 31, 2023
Debt	$62,188	$74,062
Shareholders’ equity	$634,020	$596,095

Ratio of debt to shareholders’ equity	9.7%	12.4%

The debt to shareholders’ equity provides an indication of our leverage and capital structure, along with some insights into our financial strength. In addition to the above capital, we also have LOC facilities to support our reinsurance business operations where we are not licensed or admitted as a reinsurer.

Our shareholders’ equity increased in YTD 2024 primarily due to net income for the period.

Ordinary Shares

At June 30, 2024, there were 35,321,144 outstanding ordinary shares, a decrease of 15,588 since December 31, 2023, due to forfeited performance restricted shares net of issuance of ordinary shares for vested RSUs.

We did not repurchase any ordinary shares for the six months ended June 30, 2024.

We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. However, to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, or other general corporate purposes, we have renewed our $200.0 million shelf registration by filing the Form S-3 registration statement with the SEC, which became effective on July 5, 2024, and will expire on July 1, 2027.

Secured LOC Facilities

    As disclosed in Note 9 “Debt and Credit Facilities” of Q2 2024 Financials, the $275 million committed capacity under the Citi LOC agreement will terminate on August 20, 2024. However, Citi informed the Company that it intends to continue providing the Citi LOC on an uncommitted basis for the foreseeable future following the termination date.

Contractual Obligations and Commitments

At June 30, 2024, our contractual obligations and commitments by period due were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating activities
Loss and loss adjustment expense reserves (1)	$357,560	$238,624	$88,825	$67,748	$752,757
Operating lease obligations	686	726	—	—	1,412
Financing activities
Debt (2)	2,813	59,375	—	—	62,188
Total	$361,059	$298,725	$88,825	$67,748	$816,357
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

Recent Accounting Pronouncements

At June 30, 2024, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition, or liquidity. See Note 2 “Significant Accounting Policies” of the Q2 2024 Financials.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our 2023 Form 10-K. There have been no material changes to this item since December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
As of June 30, 2024, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our 2023 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

There were no share repurchases made under the plan during the three months ended June 30, 2024.

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

During the three months ended June 30, 2024, we did not have any Rule 10b5-1 trading arrangements or any “non-Rule 10b5-1 arrangements” (as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

Item 6.    EXHIBITS

10.1	Amendment No. 3 to Shareholders Agreement dated and effective as of May 30, 2024.
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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
August 6, 2024

By:	/s/ FARAMARZ ROMER
Faramarz Romer Chief Financial Officer (principal financial and accounting officer)
August 6, 2024