Form 10-Q
period 2024-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2024-11-04
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Ordinary Shares, $0.10 par value	34,832,493
(Class)	Outstanding at November 1, 2024

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

Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2024 (unaudited) and December 31, 2023
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2024	December 31, 2023
Assets
Investments
Investment in related party investment fund, at fair value	$397,888	$258,890
Other investments	73,559	73,293
Total investments	471,447	332,183
Cash and cash equivalents	54,642	51,082
Restricted cash and cash equivalents	567,091	604,648
Reinsurance balances receivable (net of allowance for expected credit losses of 2024: $865 and 2023: $854)	718,719	619,401
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of 2024: $700 and 2023: $487)	65,947	25,687
Deferred acquisition costs	82,206	79,956
Unearned premiums ceded	35,270	17,261
Other assets	6,364	5,089
Total assets	$2,001,686	$1,735,307
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$811,152	$661,554
Unearned premium reserves	347,103	306,310
Reinsurance balances payable	88,152	68,983
Funds withheld	20,788	17,289
Other liabilities	8,491	11,795
Debt	62,582	73,281
Total liabilities	1,338,268	1,139,212
Commitments and Contingencies (Note 15)
Shareholders' equity
Preferred share capital (par value $0.10; none issued)	—	—
Ordinary share capital (par value $0.10; issued and outstanding, 34,832,493) (2023: par value $0.10; issued and outstanding, 35,336,732)	3,483	3,534
Additional paid-in capital	481,672	484,532
Retained earnings	178,263	108,029
Total shareholders' equity	663,418	596,095
Total liabilities and equity	$2,001,686	$1,735,307

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three and nine months ended September 30, 2024 and 2023
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Revenues
Gross premiums written	$168,346	$183,074	$554,579	$524,472
Gross premiums ceded	(26,598)	(14,789)	(64,611)	(35,740)
Net premiums written	141,748	168,285	489,968	488,732
Change in net unearned premium reserves	10,136	(5,175)	(18,150)	(43,030)
Net premiums earned	151,884	163,110	471,818	445,702
Income (loss) from investment in related party investment fund (net of related party expenses - Note 3)	19,844	(1,853)	42,422	27,791
Net investment income	8,244	6,958	24,611	24,705
Foreign exchange gains (losses)	5,826	(1,999)	3,245	7,661
Other income, net	2,210	706	12,088	5,738
Total revenues	188,008	166,922	554,184	511,597
Expenses
Net loss and loss adjustment expenses incurred	93,165	96,843	304,524	284,072
Acquisition costs	46,162	46,933	138,226	126,702
General and administrative expenses	10,326	7,905	31,557	27,866
Deposit interest expense	377	278	3,139	645
Interest expense	2,018	1,457	4,827	2,977
Total expenses	152,048	153,416	482,273	442,262
Income before income tax	35,960	13,506	71,911	69,335
Income tax expense	(723)	(29)	(1,677)	(111)
Net income	$35,237	$13,477	$70,234	$69,224

Earnings per share ("EPS"):
Basic	$1.03	$0.40	$2.05	$2.03
Diluted	$1.01	$0.39	$2.02	$1.99
Weighted average number of ordinary shares used in the determination of EPS:
Basic	34,120,955	34,070,818	34,210,560	34,067,012
Diluted	34,810,066	34,801,864	34,824,372	34,703,973

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the three and nine months ended September 30, 2024 and 2023
(expressed in thousands of U.S. dollars)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Ordinary share capital
Balance - beginning of period	$3,532	$3,527	$3,534	$3,482
Issue of ordinary shares, net of forfeitures	6	7	4	52
Repurchase of ordinary shares	(55)	—	(55)	—
Balance - end of period	3,483	3,534	3,483	3,534
Additional paid-in capital
Balance - beginning of period	487,462	480,648	484,532	478,439
Repurchase of ordinary shares	(7,433)	—	(7,433)	—
Share-based compensation expense	1,643	1,260	4,573	3,469
Balance - end of period	481,672	481,908	481,672	481,908
Retained earnings
Balance - beginning of period	143,026	76,946	108,029	21,199
Net income	35,237	13,477	70,234	69,224
Balance - end of period	178,263	90,423	178,263	90,423
Total shareholders' equity	$663,418	$575,865	$663,418	$575,865

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2024 and 2023
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2024	2023
Cash flows from operating activities
Net income	$70,234	$69,224
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities:
Income from investments in related party investment fund	(42,422)	(27,791)
Net realized gain on repurchases of convertible senior notes payable	—	(265)
Net realized and unrealized losses (gains) on other investments	324	2,299
Net realized and unrealized losses (gains) on derivatives	58	—
Current expected credit losses (gains) recognized on reinsurance assets	225	500
Share-based compensation expense	4,577	3,521
Accretion of debt offering costs and change in interest accruals	1,177	(98)
Net change in:
Reinsurance balances receivable	(99,329)	(135,281)
Loss and loss adjustment expenses recoverable	(40,474)	(15,007)
Deferred acquisition costs	(2,250)	(2,711)
Unearned premiums ceded	(18,009)	(547)
Loss and loss adjustment expense reserves	149,598	102,766
Unearned premium reserves	40,793	32,762
Reinsurance balances payable	19,169	(35,253)
Funds withheld	3,499	(8,501)
Other items, net	(5,200)	(248)
Net cash provided by (used in) operating activities	81,970	(14,630)
Cash flows from investing activities
Proceeds from redemptions of investment in Solasglas	14,000	73,997
Contributions to investment in Solasglas	(110,576)	(97,000)
Purchases of other investments	(814)	(5,545)
Proceeds on disposal of other investments	168	6,000
Net cash used in investing activities	(97,222)	(22,548)
Cash flows from financing activities
Proceeds from term loans	—	74,053
Repayment of term loans	(11,876)	—
Repayment of convertible senior notes payable	—	(62,147)
Repurchases of convertible senior notes payable	—	(17,198)
Repurchase of shares	(7,488)	—
Net cash used in financing activities	(19,364)	(5,292)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	619	(152)
Decrease in cash, cash equivalents and restricted cash	(33,997)	(42,622)
Cash, cash equivalents and restricted cash at beginning of the period	655,730	706,548
Cash, cash equivalents and restricted cash at end of the period	$621,733	$663,926
Supplementary information
Interest paid in cash	$3,825	$3,336
Income tax paid (refund received) in cash	192	56

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024

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

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

Effective August 1, 2024, the Company and Solasglas Investments, LP (“Solasglas”) entered into Amendment No. 2 to the Second Amended and Restated Exempted Limited Partnership Agreement, to revise the Investment Cap from 60% to 70% (as defined in Note 3 of the 2023 Form 10-K).

The Company’s maximum exposure to loss relating to Solasglas is limited to GLRE's share of Partners’ capital in Solasglas. At September 30, 2024, GLRE’s share of Partners’ capital in Solasglas was $397.9 million (December 31, 2023: $258.9 million), representing 77.2% (December 31, 2023: 72.7%) of Solasglas’ total net assets. DME Advisors II, LLC held the remaining 22.8% (December 31, 2023: 27.3%) of Solasglas’ total net assets.

The Company’s share of the net increase in Partner’s capital for the three and nine months ended September 30, 2024 was $19.8 million and $42.4 million, respectively, (three and nine months ended September 30, 2023: a net decrease of $1.9 million and a net increase of $27.8 million, respectively), as shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of Solasglas are presented below.

Summarized Statements of Financial Condition of Solasglas Investments, LP

	September 30, 2024	December 31, 2023
Assets
Investments, at fair value	$549,163	$453,358
Derivative contracts, at fair value	11,844	11,167
Due from brokers	210,446	121,754
Cash and cash equivalents	21,782	—
Interest and dividends receivable	438	1,143
Total assets	793,673	587,422

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(263,540)	(197,571)
Derivative contracts, at fair value	(12,101)	(12,917)
Capital withdrawals payable	(1,250)	(1,000)
Due to brokers	—	(17,398)
Interest and dividends payable	(1,409)	(2,315)
Accrued expenses and other liabilities	(204)	(247)
Total liabilities	(278,504)	(231,448)

Partners' capital	$515,170	$355,974

GLRE’s share of Partners' capital	$397,888	$258,890

Summarized Statements of Operations of Solasglas Investments, LP

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Investment income
Dividend income (net of withholding taxes)	$752	$273	$2,524	$1,624
Interest income	3,540	2,523	10,040	6,415
Total Investment income	4,292	2,796	12,564	8,039

Expenses
Management fee	(1,613)	(1,238)	(4,344)	(3,469)
Interest	(817)	(2,380)	(2,887)	(5,387)
Dividends	(782)	(659)	(2,217)	(1,871)
Professional fees and other	(262)	(507)	(921)	(1,396)
Total expenses	(3,474)	(4,784)	(10,369)	(12,123)

Net investment income (loss)	818	(1,988)	2,195	(4,084)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	23,647	460	86,677	(2,145)
Net change in unrealized appreciation (depreciation)	4,801	(1,191)	(24,582)	52,601
Net gain (loss) on investment transactions	28,448	(731)	62,095	50,456

Net increase (decrease) in Partners' capital (1)	$29,265	$(2,719)	$64,289	$46,372

GLRE’s share of the increase (decrease) in Partners' capital	$19,844	$(1,853)	$42,422	$27,791

(1) The net increase in Partners’ capital is net of management fees and performance allocation presented below:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Management fees	$1,613	$1,238	$4,344	$3,469
Performance allocation	2,205	$(206)	4,714	3,088
Total	$3,818	$1,032	$9,058	$6,557

4. OTHER INVESTMENTS

At September 30, 2024, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$27,570	$49,902	$(5,206)	$—	$72,266
Debt and convertible debt securities	2,713	—	(1,510)	90	1,293
Total other investments	$30,283	$49,902	$(6,716)	$90	$73,559

At December 31, 2023, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$28,470	$49,424	$(6,737)	$—	$71,157
Debt and convertible debt securities	2,499	—	(499)	136	2,136
Total other investments	$30,969	$49,424	$(7,236)	$136	$73,293

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at September 30, 2024 and 2023, and the related adjustments recorded during the periods then ended.

	Nine months ended September 30
	2024	2023
Carrying value (1)	$72,266	$64,849
Upward carrying value changes (2)	$501	$506
Downward carrying value changes and impairment (3)	$—	$(2,780)

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to September 30, 2024, totaled $50.9 million.
(3) The cumulative downward carrying value changes and impairments from inception to September 30, 2024, totaled $2.8 million.

Net investment income

The following table summarizes the change in unrealized gains (losses) and the realized gains (losses) for the Company’s other investments, which are included in “Net investment income” in the condensed consolidated statements of operations (see Note 13):

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	(1,332)	(800)
Net realized gains (losses)	$—	$—	$(1,332)	$(800)
Change in unrealized gains	—	(2,555)	1,008	(1,499)
Net realized and unrealized gains (losses) on other investments	$—	$(2,555)	$(324)	$(2,299)

During the nine months ended September 30, 2024, the Company collected $0.2 million of liquidation proceeds relating to a private investment which was previously fully impaired, resulting in a gross realized loss of $1.3 million offset by a corresponding reduction in unrealized losses of $1.5 million. The Company also impaired $1.1 million of convertible debt securities, offset partially by favorable adjustment to the carrying value of a private investment as a result of a completed financing round by the investee.

During the three and nine months ended September 30, 2023, the Company realized a loss of $nil and $0.8 million, respectively, and a corresponding reversal of unrealized loss relating to an investment which was previously fully impaired at December 31, 2022, resulting in no impact to the Company’s net income (loss). Additionally, for the same periods, the Company recognized $2.6 million of unrealized losses on certain investments as a result of completed financing rounds by such investees.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table shows the breakdown of the Company’s restricted cash and cash equivalents, along with a reconciliation of the total cash, cash equivalents, and restricted cash reported in the condensed consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
Restricted cash and cash equivalents:
Cash securing trust accounts	$267,066	$300,152
Cash securing letters of credit issued	285,775	291,456
Cash securing Loan Facility	10,000	10,000
Other	4,250	3,040
Total restricted cash and cash equivalents	567,091	604,648
Cash and cash equivalents	54,642	51,082
Total cash, cash equivalents, and restricted cash	$621,733	$655,730

6. FAIR VALUE MEASUREMENTS

Assets measured at fair value on a nonrecurring basis

At September 30, 2024 and December 31, 2023, the Company held $61.8 million and $61.3 million, respectively, of private investments and unlisted equities measured at fair value on a nonrecurring basis. At September 30, 2024, the Company held $10.4 million (2023: $9.9 million) of private investments and unlisted equities measured at cost. The Company classifies these investments as Level 3 within the fair value hierarchy.

The following table summarizes the periods between the most recent fair value measurement dates and September 30, 2024, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
Fair values measured on a nonrecurring basis	$12,434	$7,190	$42,223	$61,847

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

For the three and nine months ended September 30, 2024, the Company recognized an unrealized loss for the above derivatives of $0.6 million and $0.1 million, respectively, which is included in interest expense in the condensed consolidated statements of operations. The unrealized loss for the nine months ended September 30, 2024, is reported as “net change in unrealized gains and losses on investments and derivatives” in the condensed consolidated statements of cash flows. The derivative liability is included in other liabilities in the condensed consolidated balance sheets.

Financial Instruments Disclosed, But Not Carried, at Fair Value

At September 30, 2024, the carrying value of debt and convertible debt securities within “Other Investments” (see Note 4) and the Term Loans approximates their fair values. The Company classifies these financial instruments as Level 2 within the fair value hierarchy.

7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and loss adjustment expense (“LAE”) reserves were composed of the following:

	September 30, 2024	December 31, 2023
Case reserves	$216,200	$189,050
IBNR	594,952	472,504
Total	$811,152	$661,554

Reserve Roll-forward

The following provides a summary of changes in outstanding loss and LAE reserves for all lines of business:

Consolidated	Nine months ended September 30
	2024	2023
Gross balance at January 1	$661,554	$555,468
Less: Losses recoverable	(25,687)	(13,239)
Net balance at January 1	635,867	542,229
Incurred losses related to:
Current year	305,467	273,570
Prior years	(943)	10,502
Total incurred	304,524	284,072
Paid losses related to:
Current year	(27,382)	(41,026)
Prior years	(176,210)	(154,374)
Total paid	(203,592)	(195,400)
Foreign currency revaluation	8,405	(858)
Net balance at September 30	745,205	630,043
Add: Losses recoverable (see Note 8)	65,947	28,191
Gross balance at September 30	$811,152	$658,234

Estimates for Significant Catastrophe Events

At September 30, 2024, the Company’s net reserves for losses and loss expenses include estimated amounts for several catastrophe and weather-related events (“CAT loss”). The magnitude and volume of losses arising from these events is inherently uncertain and, consequently, actual losses for these events may ultimately differ, potentially materially, from current estimates.

During the nine months ended September 30, 2024, the Company recognized total CAT loss, net of reinsurance, of $48.9 million. Current year CAT loss events were $39.9 million, driven mainly by the Baltimore Bridge collapse, Hurricane Helene, and U.S. tornados (including severe convective storms). Additionally, the Company incurred $9.0 million of net adverse prior year CAT loss development relating primarily to U.S. tornados (including severe convective storms) affecting U.S. homeowners’ property coverage (2021-2023 underwriting years).

During the nine months ended September 30, 2023, the Company recognized total CAT loss, net of reinsurance, of $20.2 million. Current year CAT loss events were $29.5 million, driven mainly by the Turkey earthquake, New Zealand Cyclone Gabrielle and U.S. tornados, coupled with $9.3 million net favorable prior year CAT loss development predominantly from various prior years’ property catastrophe events (mostly 2019, 2021 and 2022 underwriting years).

Prior Year Reserve Development

During the nine months ended September 30, 2024, the Company experienced $0.9 million in net favorable development on prior year loss and LAE reserves. This was comprised of $11.4 million of favorable loss development predominantly from mortgage contracts (various underwriting years), general liability treaties (mostly 2021-2022 underwriting years), multiline commercial (predominantly 2020 underwriting year) and other specialty business (mostly 2020-2023 underwriting years). This was partially offset by $10.5 million of reserve strengthening predominantly for prior years’ CAT loss events mentioned above.

During the nine months ended September 30, 2023, the Company experienced $10.5 million in net adverse development on prior year loss and LAE reserves. This was comprised of $31.3 million of reserve strengthening predominantly on legacy motor (mainly 2021 underwriting year) and workers’ compensation (2021 and prior underwriting years) due to current economic and social inflation trends, coupled with adverse CAT loss development on U.S. homeowners’ property business relating to Winter Storm Elliott (2022 underwriting year) and a final claim settlement on a professional liability contract (2008 underwriting year). This was partially offset by $20.8 million better than expected loss emergence predominantly from the above prior years’ CAT loss events, marine and energy (predominantly 2020 and 2022 underwriting years), group medical (2022 and prior underwriting years), and cyber contracts (predominantly 2021 underwriting year).

8. RETROCESSION

The following table provides a breakdown of ceded reinsurance:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Gross ceded premiums	$26,598	$14,789	$64,611	$35,740
Earned ceded premiums	$19,512	$15,318	$46,603	$35,195
Loss and loss adjustment expenses ceded	$10,070	$9,086	$47,919	$24,794

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The following table shows a breakdown of losses recoverable on a gross and net of collateral basis:

	September 30, 2024		December 31, 2023
	Gross	Net of Collateral(1)	Gross	Net of Collateral(1)
A- or better by A.M. Best	$40,028	$40,028	$8,767	$8,767
Not rated	26,619	7,239	17,407	2,432
Total before provision	66,647	$47,267	$26,174	$11,199
Provision for credit losses	(700)		(487)
Total loss and loss adjustment expenses recoverable, net	$65,947		$25,687
(1) Collateral is in the form of cash, letters of credit, funds withheld, and/or cash collateral held in trust accounts. This excludes any excess collateral in order to disclose the aggregate net exposure for each retrocessionaire.
At September 30, 2024, we had 3 reinsurers (December 31, 2023: 3) that accounted for 10% or more of the total loss and loss adjustment expenses recoverable, net of the credit loss provision, for an aggregate gross amount of $46.1 million (December 31, 2023: $20.4 million).

9. DEBT AND CREDIT FACILITIES

Debt Obligations

The following table summarizes the Company’s outstanding debt obligations.

	September 30, 2024	December 31, 2023
Term loans	$62,187	$74,062
Accrued interest payable	951	—
Less: deferred financing costs	(556)	(781)
Total debt	$62,582	$73,281

During the nine months ended September 30, 2024, the Company partially repaid $11.9 million of the outstanding Term loans.

Credit Facilities

At September 30, 2024, the Company had the following letter of credit (“LOC”) facilities:

	Capacity	LOCs issued	Termination Date
Citibank Europe plc ("Citi LOC")	$229,752	$229,752	August 20, 2024
CIBC Bank USA ("CIBC LOC")	200,000	55,969	December 21, 2024
	$429,752	$285,721

The above LOCs issued are cash collateralized (see Note 5). The LOC facilities are subject to various customary affirmative, negative and financial covenants. At September 30, 2024, the Company was in compliance with all LOC facilities covenants.
On August 20, 2024, the $275 million committed capacity under the Citi LOC agreement was terminated, but continues to be in effect on an uncommitted basis.

10. SHARE CAPITAL

Ordinary Shares

The following table is a summary of changes in ordinary shares issued and outstanding for the nine months ended September 30, 2024 and 2023:

	2024	2023
	Ordinary	Ordinary	Class A	Class B
Balance – beginning of period	35,336,732	—	28,569,346	6,254,715
Issue of shares, net of forfeitures	43,163	65,394	447,952	—
Repurchase of shares	(547,402)	—	—	—
Re-designate Class B to Class A shares	—	—	6,254,715	(6,254,715)
Reclassify Class A to Ordinary shares	—	35,272,013	(35,272,013)	—
Balance – end of period	34,832,493	35,337,407	—	—

The Company’s authorized share capital is 125,000,000 ordinary shares, par value of $0.10 per share.

On July 25, 2023, at the Company’s Annual General Meeting the shareholders approved the re-designation of Class B ordinary shares as Class A ordinary shares, and then reclassified Class A ordinary shares as “ordinary shares”, resulting in the elimination of the dual-class share structure.

At September 30, 2024, the Company has an effective Form S-3 registration statement on file with the SEC for an aggregate principal amount of $200.0 million in securities.

Share Repurchase Plan

On May 3, 2024, the Board of Directors re-approved the share repurchase plan, until June 30, 2025, authorizing the Company to repurchase up to $25.0 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase. For the three and nine months ended September 30, 2024, the Company repurchased 547,402 ordinary shares for $7.5 million.

Preferred Shares

The Company’s authorized share capital also consists of 50,000,000 preference shares with a par value of $0.10 each. At September 30, 2024, the Company has no issued and outstanding preferred shares.

11. SHARE-BASED COMPENSATION

Refer to Note 11 of the Company’s audited consolidated financial statements of its 2023 Form 10-K for a summary of the Company’s 2023 Incentive Plan, including the definition of performance-based and service-based stock awards.

Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards (“RSs”) during the nine months ended September 30, 2024 and 2023:

	Performance Restricted Shares		Service Restricted Shares
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2022	794,362	$7.62	832,896	$7.76
Granted	357,766	9.85	242,957	10.22
Vested	—	—	(364,006)	6.96
Forfeited	(109,105)	9.37	(55,967)	8.43
Balance at September 30, 2023	1,043,023	$8.20	655,880	$9.05

Balance at December 31, 2023	1,042,688	$9.94	419,604	$9.18
Granted	—	—	58,751	12.51
Vested	—	—	(282,916)	9.35
Forfeited	(89,945)	10.84	—	—
Balance at September 30, 2024	952,743	$9.86	195,439	$9.93

At September 30, 2024, 2,825,659 (December 31, 2023: 3,296,771) ordinary shares remained available for future issuance under the Company’s 2023 Incentive Plan.

During the nine months ended September 30, 2024 , the Company granted no RSs to employees and 58,751 RSs to non-employee directors as part of their remuneration for services to the Company (2023: 535,329 RSs to employees and non-employee directors). These will vest on the earlier of (1) the first anniversary of the date of the share issuance and (ii) the Company’s next annual general meeting, subject to the grantee’s continued service with the Company. During the vesting period, non-employee directors retain voting rights on these RSs; but they are not entitled to any dividends declared until the RSs vest.

For the nine months ended September 30, 2024, the total fair value of Service RSs vested was $2.6 million (2023: $2.5 million).

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the nine months ended September 30, 2024 and 2023:

	Performance RSUs		Service RSUs
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2022	105,008	$6.82	172,952	$7.58
Granted	71,121	9.85	42,811	9.85
Vested	—	—	(77,695)	6.74
Forfeited	—	—	(1,788)	7.82
Balance at September 30, 2023	176,129	$8.04	136,280	$8.76

Balance at December 31, 2023	154,445	$8.03	110,425	$8.78
Granted	258,148	11.85	124,425	11.85
Vested	—	—	(74,357)	8.84
Forfeited	(6,229)	9.15	(5,806)	10.67
Balance at September 30, 2024	406,364	$10.44	154,687	$11.15

For the awards granted during the nine months ended September 30, 2024, the Service RSUs vest evenly over three years on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 50% and 200% of the awarded Performance RSUs, with a target of 100%.

For the nine months ended September 30, 2024, the total fair value of Service RSUs vested was $0.7 million (2023: $0.5 million).

Employee and Director Stock Options

During the nine months ended September 30, 2024, 250,000 ordinary share purchase options were granted to the Company’s CEO, pursuant to his employment contract. These options vest 50,000 annually and expire in 10 years from the grant date. The grant date fair value of these options was $4.31 per share, based on the Black-Scholes option pricing model. The following inputs were used in this pricing model:

Expected volatility	36.4%
Expected term (in years)	5
Expected dividend yield	—%
Risk-free interest rate	3.9%
Stock price at grant date	$11.20

Stock Compensation Expense

For the nine months ended September 30, 2024 and 2023, the Company recorded $4.6 million and $3.5 million of total stock compensation expense (net of forfeitures), respectively. The stock compensation expense is included in “General and administrative expenses” in the condensed consolidated statements of operations. Forfeiture recoveries were immaterial for both periods.

12. EARNINGS PER SHARE

The following table reconciles net income and weighted average shares used in computing basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Numerator for EPS
Net income - basic	$35,237	$13,477	$70,234	$69,224
Net income - diluted	$35,237	$13,477	$70,234	$69,224

Denominator for EPS
Weighted average shares outstanding - basic	34,120,955	34,070,818	34,210,560	34,067,012
Effect of dilutive employee and director share-based awards	689,111	731,046	613,812	636,961
Weighted average shares outstanding - diluted	34,810,066	34,801,864	34,824,372	34,703,973
Anti-dilutive stock options outstanding	870,319	652,140	870,319	652,140

EPS:
Basic	$1.03	$0.40	$2.05	$2.03
Diluted	$1.01	$0.39	$2.02	$1.99

13. NET INVESTMENT INCOME

The following table provides a breakdown of net investment income:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Interest and dividend income, net of withholding taxes and other expenses	$8,244	$9,513	$24,935	$27,004
Net realized and unrealized gains on other investments (see Note 4)	—	(2,555)	(324)	(2,299)
Net investment-related income	8,244	6,958	24,611	24,705
Share of Solasglas' net income (loss) (see Note 3)	19,844	(1,853)	42,422	27,791
Total investment income	$28,088	$5,105	$67,033	$52,496

14. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

There has been no change to the Company’s investment advisory agreement with Solasglas as described in its 2023 Form 10-K. Refer to Note 3 for a breakdown of management fees and performance fees for the nine months ended September 30, 2024 and 2023.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At September 30, 2024, Solasglas, along with certain affiliates of DME Advisors, collectively owned 23.0% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in Solasglas. At September 30, 2024, Solasglas held 1.3 million shares of GRBK.

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

Investments

The Company’s credit risk exposure to private debt and convertible debt securities within its “Other investments” are immaterial (see Note 4).
Reinsurance balances receivable, net

The following table shows the breakdown of reinsurance balances receivable:

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
Premiums receivable	$259,235	36.1%	$186,940	30.2%

Funds withheld:
Funds held by cedants	51,332	7.1%	50,075	8.1%
Premiums held by Lloyds' syndicates	296,152	41.2%	264,278	42.7%
Funds at Lloyd’s	110,395	15.4%	115,772	18.6%

Profit commission receivable	2,470	0.3%	2,302	0.4%

Deposit assets	—	—%	888	0.1%
Total before provision	719,584	100.1%	620,255	100.1%
Provision for expected credit losses	(865)	(0.1)%	(854)	(0.1)%
Reinsurance balances receivable, net	$718,719	100.0%	$619,401	100.0%

The Company has posted deposits at Lloyd’s to support underwriting capacity for certain syndicates, including Syndicate 3456. Lloyd’s has a credit rating of “A+” (Superior) from A.M. Best, as revised in August 2024.

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

16. SEGMENT REPORTING

The Company has one operating segment: Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended September 30				Nine months ended September 30
	2024		2023		2024		2023
Property
Commercial	$14,794	8.8%	$16,105	8.8%	$45,030	8.0%	$45,236	8.6%
Motor	189	0.1	122	0.1	344	0.1	706	0.1
Personal	(1,358)	(0.8)	16,713	9.1	16,204	2.9	48,718	9.3
Total Property	13,625	8.1	32,940	18.0	61,578	11.0	94,660	18.0

Casualty
General Liability	28,084	16.7	31,325	17.1	83,482	15.1	79,401	15.1
Motor Liability	2,900	1.7	2,917	1.6	17,556	3.2	11,223	2.1
Professional Liability (1)	33	—	1,625	0.9	152	—	4,850	0.9
Workers' Compensation	939	0.6	4,484	2.4	4,319	0.8	11,542	2.2
Multi-line (1)	60,168	35.7	68,613	37.5	173,609	31.3	177,544	33.9
Total Casualty	92,124	54.7	108,964	59.5	279,118	50.4	284,560	54.2

Other
Accident & Health	2,329	1.4	1,695	0.9	6,207	1.1	6,184	1.2
Financial	11,868	7.0	17,059	9.3	50,012	9.0	48,406	9.2
Marine	11,200	6.7	3,973	2.2	41,642	7.5	23,967	4.6
Other Specialty	37,200	22.1	18,443	10.1	116,022	21.0	66,695	12.8
Total Other	62,597	37.2	41,170	22.5	213,883	38.6	145,252	27.8
	$168,346	100.0%	$183,074	100.0%	$554,579	100.0%	$524,472	100.0%
(1) For the 2023 comparative periods, the Company has reclassified one treaty from Professional Liability to Multi-Line to conform with the current presentation within Casualty.
Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30				Nine months ended September 30
	2024		2023		2024		2023
U.S. and Caribbean	$54,359	32.3%	$77,274	42.2%	$173,519	31.3%	$206,714	39.4%
Worldwide (1)	102,573	60.9	88,037	48.1	337,035	60.8	269,430	51.4
Europe	1,687	1.0	1,868	1.0	9,967	1.8	8,936	1.7
Asia	9,727	5.8	15,895	8.7	34,058	6.1	39,392	7.5
	$168,346	100.0%	$183,074	100.0%	$554,579	100.0%	$524,472	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.

17.    SUBSEQUENT EVENTS

In October 2024, Hurricane Milton made landfall on the west coast of Florida. The Company’s preliminary loss estimates related to this event is in the range of $5.0 million to $15.0 million, based upon currently available information such as industry loss estimates and a high-level review of our in-force contracts. The Company will refine its estimated loss for Hurricane Milton, which will be recorded in the fourth quarter of 2024, as additional details about the event and actual level of claims emerge.

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

The following is management’s discussion and analysis (“MD&A”) of our results of operations for the three and nine months ended September 30, 2024 and 2023 and the Company’s financial condition at September 30, 2024 and December 31, 2023 (herein referred as “Q3 2024 Financials”).

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

For the third quarter of 2024 (“Q3 2024”) we earned a net income of $35.2 million, an increase of $21.8 million over the same period in the prior year, principally due to strong performance from our investment in Solasglas. Our underwriting results were lower by $8.3 million in Q3 2024 compared to the same quarter in 2023 (“Q3 2023”).

The following is a summary of our financial performance for Q3 2024, compared to Q3 2023:
•Gross premiums written was $168.3 million, a decrease of 8.0%;
•Net premiums earned was $151.9 million, a decrease of 6.9%;
•Net underwriting income (1) was $6.1 million, compared to $14.4 million;
•Current year CAT losses, net of reinsurance, were $14.1 million, including $7.5 million from Hurricane Helene, compared to $13.2 million;
•Favorable prior year loss development was $5.7 million, compared to $3.3 million;
•Total investment income was $28.1 million, an increase of $23.0 million (including 5.2% net return from our investment in Solasglas), compared to net return of (0.6)%; and
•Diluted EPS was $1.01, compared to $0.39.

Fully diluted book value per share(1) was $18.72 at September 30, 2024, an increase of 11.8% since December 31, 2023.

On October 18, 2024, A.M. Best affirmed the Financial Strength Rating of A- (Excellent) and the Long-Term Issuer Credit Ratings of “a-” (Excellent) for our principal operating subsidiaries and revised the outlooks to positive from stable. The positive outlook reflects A.M. Best’s view of our operating performance, which has steadily improved in recent years.

(1) See “Key Financial Measures and Non-GAAP Measures” section of this MD&A.

Outlook and Trends

We have witnessed an active North Atlantic Hurricane season to date, with the industry’s attention now on the widely varying insured loss estimate ranges for Hurricanes Helene and Milton. It has also been an active year in many regions for secondary peril events – with the reinsurance market’s share of these events varying depending on the region and reinsurance structures in those regions. These dynamics will contribute to the restructuring and repricing of property reinsurance deals during the upcoming key renewal season. We believe that property reinsurance capacity remains well matched to meet demand in the current state of the market.

Another key focus in the industry is the degree of additional reserve strengthening that may emerge in casualty classes throughout the remainder of the year. We anticipate continued primary rate increases and tightening reinsurance terms in US Casualty.

We have been watching significant rising global geopolitical tensions, including in the Middle East. There is worldwide attention on the upcoming U.S. election, which could have far reaching implications from a global macroeconomic and trade perspective, while we have also begun to see rate cuts from various Central Banks including the U.S. Federal Reserve. Our cedants are attentive to these dynamics, which will be a core focus of the renewal season. The 2024 mid-year renewals have been characterized by a healthy balance of supply and demand of reinsurance capacity. Reinsurance terms and conditions are retaining discipline across a majority of classes, most notably with respect to property excess of loss attachment points. We continue to view the terms and conditions available in the property and specialty market as attractive for growth.

The anticipated interest rates cuts could have a meaningful favorable impact on our interest expense relating to our floating rate term loan, which would be offset by lower interest income earned on our restricted cash and cash equivalents.

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

Fully Diluted Book Value Per Share

The following table presents a reconciliation of the fully diluted book value per share to basic book value per share (the most directly comparable U.S. GAAP financial measure):

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Numerator for basic and fully diluted book value per share:
Total equity as reported under U.S. GAAP	$663,418	$634,020	$624,458	$596,095	$575,865
Denominator for basic and fully diluted book value per share:
Ordinary shares issued and outstanding as reported and denominator for basic book value per share	34,832,493	35,321,144	35,321,144	35,336,732	35,337,407
Add: In-the-money stock options (1) and all outstanding RSUs	602,013	594,612	585,334	264,870	312,409
Denominator for fully diluted book value per share	35,434,506	35,915,756	35,906,478	35,601,602	35,649,816

Basic book value per share	$19.05	$17.95	$17.68	$16.87	$16.30
Increase in basic book value per share ($)	$1.10	$0.27	$0.81	$0.57	$0.39
Increase in basic book value per share (%)	6.1%	1.5%	4.8%	3.5%	2.5%

Fully diluted book value per share	$18.72	$17.65	$17.39	$16.74	$16.15
Increase in fully diluted book value per share ($)	$1.07	$0.26	$0.65	$0.59	$0.38
Increase in fully diluted book value per share (%)	6.1%	1.5%	3.9%	3.7%	2.4%
(1) Assuming net exercise by the grantee.

Net Underwriting Income

The reconciliations of net underwriting income to income before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Income before income tax	$35,960	$13,506	$71,911	$69,335
Add (subtract):
Total investment income	(28,088)	(5,105)	(67,033)	(52,496)
Foreign exchange losses (gains)	(5,826)	1,999	(3,245)	(7,661)
Other non-underwriting income	(2,210)	(706)	(9,969)	(5,738)
Corporate expenses	4,253	3,266	13,334	13,820
Interest expense	2,018	1,457	4,827	2,977
Net underwriting income	$6,107	$14,417	$9,825	$20,237

Consolidated Results of Operations

The table below summarizes our consolidated operating results for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Underwriting revenue
Gross premiums written	$168,346	$183,074	$554,579	$524,472
Gross premiums ceded	(26,598)	(14,789)	(64,611)	(35,740)
Net premiums written	141,748	168,285	489,968	488,732
Change in net unearned premium reserves	10,136	(5,175)	(18,150)	(43,030)
Net premiums earned	$151,884	$163,110	$471,818	$445,702
Underwriting related expenses
Net loss and loss adjustment expenses incurred:
Current year	$98,820	$100,143	$305,467	$273,570
Prior year (1)	(5,654)	(3,300)	(943)	10,502
Net loss and loss adjustment expenses incurred	93,165	96,843	304,524	284,072
Acquisition costs	46,162	46,933	138,226	126,702
Underwriting expenses	6,073	4,639	18,223	14,046
Deposit interest expense (income), net	377	278	1,020	645
Net underwriting income (2)	$6,107	$14,417	$9,825	$20,237

Income (loss) from investment in Solasglas	$19,844	$(1,853)	$42,422	$27,791
Net investment income	8,244	6,958	24,611	24,705
Total investment income	$28,088	$5,105	$67,033	$52,496

Corporate expenses	$4,253	$3,266	$13,334	$13,820
Foreign exchange losses (gains)	(5,826)	1,999	(3,245)	(7,661)
Other income, net	(2,210)	(706)	(9,969)	(5,738)
Interest expense	2,018	1,457	4,827	2,977
Income tax expense	723	29	1,677	111
Net income	$35,237	$13,477	$70,234	$69,224

Earnings per share:
Basic	$1.03	$0.40	$2.05	$2.03
Diluted	$1.01	$0.39	$2.02	$1.99

Underwriting ratios:
Loss ratio - current year	65.0%	61.4%	64.7%	61.4%
Loss ratio - prior year	(3.7)%	(2.0)%	(0.2)%	2.4%
Loss ratio	61.3%	59.4%	64.5%	63.8%
Acquisition cost ratio	30.4%	28.8%	29.3%	28.4%
Composite ratio	91.7%	88.2%	93.8%	92.2%
Underwriting expense ratio	4.2%	3.0%	4.1%	3.3%
Combined ratio	95.9%	91.2%	97.9%	95.5%

1 The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and deposit interest income and expense, was an income of $4.6 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, and a loss of $1.1 million and $12.2 million for the nine months ended September 30, 2024 and 2023, respectively.

2 Net underwriting income is a non-GAAP financial measure. See “ Key Financial Measures and Non-GAAP Measures” above for discussion and reconciliation of non-GAAP financial measures.

The following provides further details on the significant variances for Q3 2024 compared to Q3 2023 and for the nine months ended September 30, 2024 (“YTD 2024”) compared to the same period in 2023 (“YTD 2023”).

Overview

Three months ended September 30, 2024

Fully diluted book value per share increased by $1.07 per share, or 6.1%, to $18.72 per share from $17.65 per share at June 30, 2024. Basic book value per share increased by $1.10 per share, or 6.1%, to $19.05 per share from $17.95 per share at June 30, 2024.

Net income was $35.2 million for Q3 2024, compared to net income of $13.5 million reported for Q3 2023.

The developments that most significantly affected our financial performance during Q3 2024, compared to Q3 2023, are summarized below:

•Underwriting income: Decreased by $8.3 million due to an increase of 4.7 percentage points to our combined ratio on lower net premiums earned. The increase in our combined ratio was driven by the increase in loss ratio, acquisition cost ratio, and underwriting expense ratio. While the attritional loss ratio for our underwriting portfolio and current year CAT losses were higher in the current quarter than in Q3 2023, this was offset partially by improved prior year loss development. Current year CAT losses contributed 9.3% to our combined ratio, compared to 8.1% in Q3 2023. For further information on CAT losses and prior year loss development, refer to Note 7 - Loss and Loss Adjustment Expense Reserves of the Q3 2024 Financials.
•Investment income: Increased by $23.0 million primarily driven by our investment in Solasglas, which reported a gain of $19.8 million during Q3 2024, compared to a loss of $1.9 million during Q3 2023. Solasglas generated a net return of 5.2% for Q3 2024 compared to a net return of (0.6)% for Q3 2023.
•Corporate expense: Increased by $1.0 million mainly due to an increase in personnel costs, overhead costs, and technology investment to support the business growth we experienced in the last two years.
•Foreign exchange gains (losses): $5.8 million foreign exchange gains for Q3 2024, compared to $2.0 million foreign exchange losses in Q3 2023, driven mainly by the strengthening of the pound sterling against the U.S. dollar in Q3 2024.
•Other income, net: Increased by $1.5 million due to higher investment income generated on funds withheld by third party Lloyd’s syndicates, reported on a quarterly lag basis.

Nine months ended September 30, 2024

Fully diluted book value per share increased by $1.98 per share, or 11.8%, to $18.72 per share from 16.74 per share at December 31, 2023. Basic book value per share increased by $2.18 per share, or 12.9%, to $19.05 per share from 16.87 per share at December 31, 2023.

Net income was $70.2 million for YTD 2024, compared to net income of $69.2 million reported for YTD 2023.

The developments that most significantly affected our financial performance during YTD 2024, compared to YTD 2023, are summarized below:

•Underwriting income: Decreased by $10.4 million due to 2.4 percentage points increase in our combined ratio, offset partially by an increase in net premiums earned. The increase in our combined ratio was driven by the increase in loss ratio, acquisition cost ratio, and underwriting expense ratio. While the current year CAT losses contributed 8.5 percentage points to our combined ratio, compared to 5.1 percentage points for YTD 2023, this was offset partially by improved prior year loss development. For further information on CAT losses and prior year loss development, refer to Note 7 - Loss and Loss Adjustment Expense Reserves of the Q3 2024 Financials.
•Investment income: Increased by $14.5 million primarily driven by our investment in Solasglas, which reported a gain of $42.4 million during YTD 2024, compared to a gain of $27.8 million during the equivalent period in 2023. Solasglas generated a net return of 11.9% for YTD 2024, compared to a net return of 9.1% for YTD 2023.
•Corporate expense: Decreased by $0.5 million mainly due to non-recurring severance costs included in YTD 2023 and lower outside legal costs following the hiring of our new General Counsel in April 2023. This was partially offset by the increase in other personnel and overhead costs as noted for Q3 2024.
•Foreign exchange gains (losses): $3.2 million foreign exchange gains for YTD 2024, compared to $7.7 million foreign exchange gains for YTD 2023, driven mainly by a stronger pound sterling movement against the U.S. dollar in YTD 2023.
•Other income, net: Increased by $4.2 million due to stronger investment income generated on funds withheld by third party Lloyd’s syndicates, reported on a quarterly lag basis.

Underwriting Results by Segment
The following provides a further discussion of our underwriting results for our Property & Casualty (Re)insurance operating segment for the three and nine months ended September 30, 2024 and 2023.

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2024		2023		2024		2023
Property	$13,625	8.1%	$32,940	18.0%	$61,578	11.1%	$94,660	18.0%
Casualty	92,124	54.7	108,964	59.5	279,118	50.3	284,560	54.3
Other	62,597	37.2	41,170	22.5	213,883	38.6	145,252	27.7
Total	$168,346	100.0%	$183,074	100.0%	$554,579	100.0%	$524,472	100.0%

As a result of our underwriting philosophy, the total premiums we write and the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities we identify.

Our Q3 2024 gross premiums written decreased by $14.7 million, or 8.0%, compared to the equivalent 2023 period.

The following table provides a further analysis of this overall decrease:

Gross Premiums Written
Three months ended September 30, 2024
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(19.3)	(58.6)%	Driven predominantly by the non-renewal of a U.S. homeowners’ property treaty on January 1st and a net reduction to estimated ultimate gross premiums for certain treaties.
Casualty	$(16.8)	(15.5)%
Mainly due to the following:

•General Liability by $3.2 million, or 10.3%, primarily due to net reduction to estimated ultimate gross premiums for certain deals, coupled with a decrease in our line share for certain non-proportional treaty and quota-share treaties. This was partially offset by favorable rate changes on renewed business and new business.
•Multiline by $8.4 million, or 12.3%, driven mainly by non-renewed FAL business on January 1st which contributed $8.9 million to the change in the quarter, partially offset by net growth in premiums written from existing FAL business.
•Workers’ Compensation by 3.5 million, or 79.1%, due to timing of renewal for an excess of loss treaty, coupled with the non-renewal of quota share treaties in 2022 a portion of which was written in 2023.
•Professional Liability by $1.6 million, or 98.0%, primarily due to non-renewal of certain quota-share treaties.

Other	$21.4	52.0%
Driven predominantly by new business in our Marine and Energy class. This was partially offset by $5.2 million, or 30.4%, decrease in our Financial class due to lower premium volume from our surety and transactional liability business.

Our YTD 2024 gross premiums written increased by $30.1 million, or 5.7%, compared to the equivalent 2023 period.

The following table provides a further analysis of this overall increase:

Gross Premiums Written
Nine months ended September 30, 2024
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(33.1)	(34.9)%	Same trends as noted for Q3 2024.
Casualty	$(5.4)	(1.9)%
Same trends as noted for Q3 2024, except for General Liability, which increased by $4.1 million, or 5.1%, driven by favorable rate changes in 2024, coupled with growth from 2023 quota share treaties and new business.

General Liability and Multi-line classes accounted for 30% and 62%, respectively, of total Casualty, compared to 28% and 62%, respectively, in the same period in 2023.

Other	$68.6	47.2%	Driven predominantly by new business in our Marine and Energy class, including Lloyd’s whole account excess of loss treaties. The Financial class also grew as a result of new non-proportional mortgage and financial multiline treaties, partially offset by lower premium volume from our surety and transactional liability business.

Premiums Ceded

For Q3 2024, premiums ceded were $26.6 million, or 15.8% of gross premiums written, compared to $14.8 million, or 8.1% of gross premiums written, for the same quarter in 2023. For YTD 2024, premiums ceded were $64.6 million, or 11.7% of gross premiums written, compared to $35.7 million, or 6.8% of gross premiums written, for YTD 2023.

The increase in both periods was primarily due to the purchase of additional retrocessional coverage to manage our overall exposure to Aviation and Marine and Energy in light of growth in these classes of business during 2024 and to reinstate certain retro excess-of-loss treaties in which the full coverage was presumed exhausted primarily from the Baltimore Bridge loss event in Q1 2024. Additionally, we had an increase in quota share retrocessions for Other Specialty business due to growth from inward premiums.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2024		2023		2024		2023
Property	$9,819	6.9%	$24,771	14.7%	$47,878	9.8%	$77,397	15.8%
Casualty	84,134	59.4	103,542	61.5	261,015	53.3	275,578	56.4
Other	47,795	33.7	39,972	23.8	181,075	37.0	135,757	27.8
Total	$141,748	100.0%	$168,285	100.0%	$489,968	100.0%	$488,732	100.0%

For Q3 2024 and YTD 2024, net premiums written decreased by $26.5 million, or 15.8%, and increased by $1.2 million or 0.3%, respectively, compared to the same periods in 2023. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods as previously noted.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2024		2023		2024		2023
Property	$19,134	12.6%	$24,362	14.9%	$60,610	12.8%	$63,854	14.3%
Casualty	83,079	54.7	93,514	57.3	263,872	55.9	259,075	58.1
Other	49,671	32.7	45,234	27.8	147,336	31.2	122,773	27.6
Total	$151,884	100.0%	$163,110	100.0%	$471,818	100.0%	$445,702	100.0%

Net premiums earned for Q3 2024 and YTD 2024, decreased by $11.2 million or 6.9%, and increased by $26.1 million or 5.9%, respectively, compared to the same periods in 2023. The change in net premiums earned is primarily a function of the amount and timing of net premiums written during the current and prior periods.

Loss and LAE Incurred, Net

The components of the loss ratio were as follows:

	Three months ended September 30			Nine months ended September 30
	2024	2023	Increase / (decrease) in loss ratio points	2024	2023	Increase / (decrease) in loss ratio points
Current accident year loss ratio	65.0%	61.4%	3.6	64.7%	61.4%	3.3
Prior year reserve development ratio	(3.7)%	(2.0)%	(1.7)	(0.2)%	2.4%	(2.6)
Loss ratio	61.3%	59.4%	1.9	64.5%	63.8%	0.7

For Q3 2024 and YTD 2024, our total loss ratio increased by 1.9 and 0.7 percentage points, respectively, compared to the same periods in 2023.
Current accident year loss ratio increased by 3.6 percentage points and 3.3 percentage points for Q3 2024 and YTD 2024, respectively, compared to the same periods in 2023, driven mainly by 1.2 points and 1.9 points increase in CAT losses, respectively, coupled with a change in business mix with higher attritional loss ratio.
For Q3 2024 and YTD 2024, prior year favorable loss development improved by 1.7 percentage points and 2.6 percentage points, respectively, compared to the same periods in 2023. Refer to Note 7 for further details on prior year loss development.
Details of net losses incurred by line of business are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2024		2023		2024		2023
Property	$21,506	23.1%	$13,182	13.6%	$54,639	17.9%	$52,114	18.4%
Casualty	43,799	47.0	63,044	65.1	162,397	53.3	173,690	61.1
Other	27,860	29.9	20,617	21.3	87,488	28.7	58,268	20.5
Total	$93,165	100.0%	$96,843	100.0%	$304,524	100.0%	$284,072	100.0%

The below table summarizes the loss ratios by line of business:

	Three months ended September 30			Nine months ended September 30
	2024	2023	Increase / (decrease) in loss ratio points	2024	2023	Increase / (decrease) in loss ratio points
Property	112.4%	54.1%	58.3	90.1%	81.6%	8.5
Casualty	52.7	67.4	(14.7)	61.5	67.0	(5.5)
Other	56.1	45.6	10.5	59.4	47.5	11.9
Total	61.3%	59.4%	1.9	64.5%	63.8%	0.7
The following provides further details on the change in Q3 2024 vs. Q3 2023.

Net Losses Incurred
Three months ended September 30, 2024
Increase / (decrease) in loss ratio points
Property	58.3
Driven by 63.3 points of higher current year CAT loss events mainly from Hurricane Helene and additional severe U.S. convective storms. This was partially offset by favorable prior year loss development.

Casualty	(14.7)
Driven mainly by $7.6 million of prior year favorable loss development, compared to $8.6 million of prior year adverse loss development in Q3 2023, which contributed 18.3 points improvement to the overall decrease in loss ratio. The Q3 2024 prior year favorable loss development was mainly from our general liability class (2020-2022 underwriting years); whereas for the same period in 2023, the adverse loss development was related to legacy motor, workers’ compensation and professional liability program.

Other	10.5
Driven by $2.4 million of prior year adverse loss development, compared to $9.7 million of prior year favorable loss development in Q3 2023, which contributed 26.2 points to the overall increase in loss ratio. The Q3 2024 prior year adverse loss development was mainly from marine and energy business across multiple years (2020-2023); whereas for the same period in 2023, the favorable loss development was related mainly to marine and energy, cyber, and group medical classes.

Offsetting the above increase, non-natural CAT losses were 12.7 points lower in the current period compared to the prior year period.

The following provides further details on the change in YTD 2024 vs. YTD 2023.

Net Losses Incurred
Nine months ended September 30, 2024
Increase / (decrease) in loss ratio points
Property	8.5
Driven by 11.5 points of higher current year CAT loss events. For the YTD 2024, these were driven mainly by the Baltimore Bridge collapse, Hurricane Helene, and U.S. tornados (including severe convective storms), whereas for YTD 2023 the CAT losses were driven mainly by the Turkey earthquake, New Zealand Cyclone Gabrielle, and U.S. tornados (including severe convective storms).

Additionally, we recognized $4.5 million of prior year adverse loss development relating primarily to the U.S. severe convective storms in 2023, compared to $1.1 million of prior year favorable loss development in YTD 2023. This contributed 10.9 points to the increase in loss ratio.

The above was partially offset by the change in business mix, with Commercial Property accounting for 73% of total premium earned, compared to 48% in the prior period. This class has a lower attritional loss rate than for Personal Property and Motor classes of business.

Casualty	(5.5)
Due to $0.4 million of prior year favorable loss development compared to $22.3 million of prior year adverse loss development in YTD 2023, which contributed 8.2 points improvement to the overall decrease in loss ratio. The YTD 2023 prior year adverse loss development was related to same classes as previously noted for Q3 2023. Additionally, the lack of CAT losses associated with this line of business in YTD 2024 also contributed to the overall reduction in loss ratio.

Other	11.9
Due to the lower prior year favorable loss development compared to Q3 2023, which contributed 5.0 points to the overall increase in loss ratio. For YTD 2024, the prior year favorable loss development of $5.1 million was driven primarily by our mortgage, cyber, and energy classes; whereas in YTD 2023 the prior year favorable loss development was related to the same classes as previously noted for Q3 2023.

Additionally, the overall loss ratio increased by 5.1 points due to higher CAT losses compared to prior year period. The increase in CAT losses was driven mainly by the Baltimore bridge collapse in Q1 2024.

Acquisition Costs, Net

For Q3 2024 and YTD 2024, our total acquisition costs decreased by 1.6% to $46.2 million, and increased by 9.1% to $138.2 million, respectively, compared to the same periods in 2023. The YTD 2024 increase was mainly due to growth in net premiums earned. The acquisition cost ratios by line of business were as follows:

	Three months ended September 30			Nine months ended September 30
	2024	2023	Increase / (decrease) in acquisition cost ratio points	2024	2023	Increase / (decrease) in acquisition cost ratio points
Property	19.9%	17.7%	2.2%	17.1%	18.5%	(1.4)%
Casualty	34.0	31.9	2.1	32.6	31.0	1.6
Other	28.4	28.2	0.2	28.3	28.2	0.1
Total	30.4%	28.8%	1.6%	29.3%	28.4%	0.9%

The following provides further details on the change in Q3 2024 vs. Q3 2023.

Change in Acquisition Cost Ratios
Three months ended September 30, 2024
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	2.2	Driven mainly by the profit commission associated with a significant quota share treaty in our Commercial Property class.
Casualty	2.1	Primarily due to higher than previously estimated acquisition costs for certain 2023 and 2024 FAL business within our Multi-line class. This was partially offset primarily by a lower acquisition cost ratio for General Liability, driven mainly by a reduction in profit commission for a significant Innovation quota share treaty.
Other	0.2	No significant change.

The following provides further details on the change in YTD 2024 vs. YTD 2023.

Change in Acquisition Cost Ratios
Nine months ended September 30, 2024
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(1.4)
Driven mainly by the change in business mix where we have reduced the premium volume in our Personal Property class as result of not renewing a large U.S. homeowners’ property quota share treaty. This treaty had a higher acquisition cost ratio than our Commercial Property business.

Casualty	1.6
Same trends as noted for Q3 2024, coupled with the change in business mix. The increase was partially offset by lower acquisition costs from the Motor Liability class due to a higher proportion of excess of loss treaties, which have lower ceding commission rate than quota share reinsurance treaties, in addition to the lower acquisition cost ratio from the General Liability class as noted for Q3 2024.

Other	0.1	No significant change.

Ratio Analysis

The following table provides our underwriting ratios by line of business for the respective periods:

	Three months ended September 30				Three months ended September 30
	2024				2023
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	112.4%	52.7%	56.1%	61.3%	54.1%	67.4%	45.6%	59.4%
Acquisition cost ratio	19.9	34.0	28.4	30.4	17.7	31.9	28.2	28.8
Composite ratio	132.3%	86.7%	84.5%	91.7%	71.8%	99.3%	73.8%	88.2%
Underwriting expense ratio				4.2				3.0
Combined ratio				95.9%				91.2%

Our combined ratio increased by 4.7 percentage points for the current quarter compared to Q3 2023 driven by higher loss ratio, acquisition cost ratio and underwriting expense ratio. The underwriting expense ratio increased primarily due to an increase in fixed underwriting expenses - see G&A Expenses below.

	Nine months ended September 30				Nine months ended September 30
	2024				2023
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	90.1%	61.5%	59.4%	64.5%	81.6%	67.0%	47.5%	63.8%
Acquisition cost ratio	17.1	32.6	28.3	29.3	18.5	31.0	28.2	28.4
Composite ratio	107.2%	94.1%	87.7%	93.8%	100.1%	98.0%	75.7%	92.2%
Underwriting expense ratio				4.1				3.3
Combined ratio				97.9%				95.5%

Our combined ratio increased by 2.4 percentage points for YTD 2024 compared to same period in 2023 for same reason as noted for Q3 2024.

General and Administrative (“G&A”) Expenses

The breakdown of our G&A expenses between underwriting and corporate functions was as follows:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Underwriting expenses	$6,073	$4,639	$18,223	$14,046
Corporate expenses	4,253	3,266	13,334	13,820
General and administrative expenses	$10,326	$7,905	$31,557	$27,866
G&A increased by 30.6% for Q3 2024, compared to Q3 2023. The increase was driven by:

•Underwriting expenses: Increased by $1.4 million or 30.9%, predominantly due to an increase in headcount to drive business growth, coupled with an increase in professional fees, office expenses, and outsourced services relating to underwriting activities.

•Corporate expenses: Increased by $1.0 million or 30.2%, predominantly due to an increase in personnel costs, including share-based compensation costs, coupled with an increase in professional fees and office overhead costs, including information technology systems and support.

G&A increased by 13.2% for YTD 2024, compared to same period in 2023. The increase was driven by:

•Underwriting expenses: Increased by $4.2 million or 29.7%, for the same reason as noted for Q3 2024. Further, YTD 2023 included a bad debt charge of $0.6 million, with no bad debt charge during YTD 2024.

•Corporate expenses: Decreased by $0.5 million or 3.5%, driven mainly by non-recurring severance costs included in YTD 2023 and lower outside legal costs following the hiring of our new General Counsel in April 2023. This was partially offset by an increase in personnel costs, including share-based compensation costs, and office overhead costs.

Total Investment Income

A summary of our total investment income is as follows:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Interest and dividend income, net of withholding taxes and other expenses	8,244	9,513	$24,935	$27,004
Net realized and unrealized gains on other investments (see Note 4)	—	(2,555)	(324)	(2,299)
Net investment-related income	$8,244	$6,958	$24,611	$24,705
Share of Solasglas' net income (loss) (see Note 3)	19,844	(1,853)	42,422	27,791
Total investment income	$28,088	$5,105	$67,033	$52,496

Net investment-related income

Our net investment-related income increased by 18.5% compared to Q3 2023, and by a nominal change compared to YTD 2023, mainly driven by lower net realized and unrealized gains (losses) from our Innovation portfolio. This was partially offset by the decrease in interest income earned from restricted cash and cash equivalents mainly due to the decrease in the outstanding collateral balance during both periods.

Share of Solasglas’ net income

For Q3 2024 and YTD 2024, Solasglas reported a net gain of 5.2% and 11.9%, respectively, compared to a net loss of 0.6% and a net gain of 9.1% for Q3 2023 and YTD 2023, respectively. The following table provides a breakdown of the gross and net investment return for Solasglas.

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Long portfolio gains (losses)	9.9%	(4.1)%	13.8%	22.8%
Short portfolio gains (losses)	(5.0)	1.7	(3.5)	(12.8)
Macro gains (losses)	1.2	2.8	4.1	2.6
Other income and expenses [1]	(0.4)	(1.0)	(1.2)	(2.5)
Gross investment return	5.7%	(0.6)%	13.2%	10.1%
Net investment return [1]	5.2%	(0.6)%	11.9%	9.1%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts. For further information about management fees and performance compensation, refer to Note 3.

For Q3 2024, the significant contributors to Solasglas’ investment return were long positions in Green Brick Partners (GRBK), gold, and Solvay (Belgium: SOLB). The largest detractors were a short basket to hedge home building exposure, equity index hedges, and a separate housing-related, single-name short position.

For YTD 2024, the significant contributors to Solasglas’ investment return were long positions in GRBK, gold, and SOLB. The largest detractors were long positions in ODP Corporation (ODP), Brighthouse Financial (BHF) and a single-name short position.

Each month, we post on our website (www.greenlightre.com) the returns from our investment in Solasglas.

Financial Condition

Investments

The following table provides a breakdown of our total investments:

	September 30		December 31
	2024		2023
Investment in related party investment fund (Solasglas)	$397,888	84.4%	$258,890	78.0%
Other investments:
Private investments and unlisted equities	72,266	15.3	71,157	21.4
Debt and convertible debt securities	1,293	0.3	2,136	0.6
Total other investments	$73,559	15.6%	$73,293	22.0%

Total investments	$471,447	100.0%	$332,183	100.0%

At September 30, 2024, our total investments increased by $139.3 million, or 41.9%, to $471.4 million from December 31, 2023. The increase was primarily driven by $96.6 million of net contributions into Solasglas, coupled with the net investment return for YTD 2024 The contributions were funded partially from cash flow from operations and partially from the release of restricted cash.

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

The following table represents the composition of Solasglas’ investments:

	September 30		December 31
	2024		2023
	Long %	Short %	Long %	Short %
Equities and related derivatives	85.2%	53.9%	90.2%	53.8%
Private and unlisted equity securities	1.7	—	2.0	—
Debt instruments	0.2	—	0.3	—
Total	87.1%	53.9%	92.5%	53.8%

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate derivatives, inflation swaps and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount and options are reported at their delta-adjusted basis. At September 30, 2024, Solasglas’ exposure to gold on a delta-adjusted basis was 7.4% (2023: 11.2%).

At September 30, 2024, 95.2% of Solasglas’ portfolio was valued based on quoted prices in actively traded markets (Level 1), 3.6% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and a nominal amount was composed of instruments valued based on non-observable inputs (Level 3). At September 30, 2024, 1.2% of Solasglas’ portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

Other Investments

The other investment holdings relate to private investments made by Innovations. The marginal increase since December 31, 2023, is due to new investments of $0.8 million, partially offset by an impairment charge for certain private debt securities during YTD 2024 (see Note 4).

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents primarily for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $37.6 million, or 6.2%, from $604.6 million at December 31, 2023, to $567.1 million at September 30, 2024, primarily due to release of collateral from our ceding insurers relating to legacy contracts in run-off.

Reinsurance balances receivable

Our reinsurance balances receivable increased by $99.3 million, or 16.0%, to $718.7 million from $619.4 million at December 31, 2023. This was driven primarily by $72.3 million increase in premiums receivable, net of collections, and $27.8 million in funds withheld from new and renewed reinsurance treaties.
Loss and LAE Reserves; Loss and LAE Recoverable

Our reserves for loss and LAE by lines of business were as follows:

	September 30, 2024			December 31, 2023
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
Property	$50,739	$114,352	$165,091	$24,181	$41,056	$65,237
Casualty	106,667	241,139	347,806	136,713	299,933	436,646
Other	58,794	239,461	298,255	28,156	131,515	159,671
Total	$216,200	$594,952	$811,152	$189,050	$472,504	$661,554

Our total gross loss and LAE reserves increased by $149.6 million, or 22.6%, to $811.2 million from $661.6 million at December 31, 2023, driven by the increase in earned premium from the renewal of reinsurance treaties and new business, coupled with an increase in loss ratio. This was offset partially by paid losses during YTD 2024. See Note 7 “Loss and Loss Adjustment Expense Reserves” of the financial statements for a summary of changes in outstanding loss and LAE reserves and a description of prior period loss developments.

Our total loss and LAE recoverable increased by $40.3 million, or 156.7%, to $65.9 million from $25.7 million at December 31, 2023. This increase was driven mainly by the estimated loss recoveries on the Baltimore Bridge loss event, the Taiwan earthquake (gross losses were mostly retroceded), and the increase in quota share retrocessions for Other Specialty business due to growth from inward premiums. See Note 8 “Retrocession” of the financial statements for a description of the credit risk associated with our retrocessionaires.

Probable Maximum Loss (“PML”)

At October 1, 2024, our estimated largest PML at a 1-in-250-year return period for a single event, and in aggregate, was $99.8 million and $109.7 million, respectively, both relating to the peril of North Atlantic Hurricane, compared to $99.9 million and $109.2 million, respectively, at July 1, 2024.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions for both a single event loss and aggregate loss measures at the 1-in-250-year return period.

	October 1, 2024
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
North Atlantic Hurricane	$99,847	$109,664
Southeast Hurricane	94,666	94,666
Gulf of Mexico Hurricane	52,434	54,643
Northeast Hurricane	56,281	56,281
North America Earthquake	96,181	97,074
California Earthquake	84,189	87,892
Pacific Northwest Earthquake	49,656	49,656
Other N.A. Earthquake	48,805	48,871
Japan Earthquake	37,913	38,489
Japan Windstorm	22,079	23,374
Europe Windstorm	60,531	63,701

Debt

Our total debt decreased by $10.7 million, or 14.6%, to $62.6 million from $73.3 million at December 31, 2023 due to a voluntary $10.0 million repayment in addition to quarterly installments. Refer to Note 9 “Debt and Credit Facilities” of the financial statements for further information.

Total shareholders’ equity

Total shareholders’ equity increased by $67.3 million to $663.4 million, compared to $596.1 million at December 31, 2023. The increase was primarily due to the net income of $70.2 million reported for the period, coupled with share-based compensation adjustment to additional paid-in capital. This was partially offset by $7.5 million of share repurchases in the open market at an average price of $13.68 per share (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds).

Liquidity and Capital Resources

Refer to the “Liquidity and Capital Resources” section included in Item 7 of our 2023 Form 10-K for a general discussion of our liquidity and capital resources.

Liquidity

The following table summarizes our sources and uses of funds:

	Nine months ended September 30
	2024	2023
Total cash provided by (used in):
Operating activities	$81,970	$(14,630)
Investing activities	(97,222)	(22,548)
Financing activities	(19,364)	(5,292)
Effect of currency exchange on cash(1)	619	(152)
Net cash outflows	(33,997)	(42,622)
Cash, beginning of period	655,730	706,548
Cash, end of period	$621,733	$663,926
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

Cash used in investing activities

The increase in cash used for investing activities was driven mainly by the net contribution of $96.6 million in Solasglas for YTD 2024 compared to a net contribution of $23.0 million during the same period in 2023.

Cash used in financing activities

The increase in cash used in our financing activities was driven mainly by $7.5 million of share repurchases and $11.9 million of debt repayments during YTD 2024, compared to the debt refinancing in YTD 2023 in which we issued $75.0 million of debt to repay $62.1 million of the outstanding convertible senior notes, coupled with $17.2 million of repurchases of these notes.

Capital Resources

The following table summarizes our debt and capital structure:

	September 30, 2024	December 31, 2023
Debt - outstanding principal	$62,187	$74,062
Shareholders’ equity	$663,418	$596,095

Ratio of debt to shareholders’ equity	9.4%	12.4%

The debt to shareholders’ equity provides an indication of our leverage and capital structure, along with some insights into our financial strength. In addition to the above capital, we also have LOC facilities to support our reinsurance business operations where we are not licensed or admitted as a reinsurer.

Ordinary Shares

At September 30, 2024, there were 34,832,493 outstanding ordinary shares, a decrease of 504,239 since December 31, 2023, mainly due to 547,402 of share repurchases offset partially by issuance of RSs and ordinary shares for vested RSUs, net of forfeitures.

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

Secured LOC Facilities

    As disclosed in Note 9 “Debt and Credit Facilities” of Q3 2024 Financials, the $275 million committed capacity under the Citi LOC agreement terminated on August 20, 2024. However, Citi continues providing the Citi LOC on an uncommitted basis.

Contractual Obligations and Commitments

At September 30, 2024, our contractual obligations and commitments by period due were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating activities
Loss and loss adjustment expense reserves (1)	$385,297	$257,135	$95,716	$73,004	$811,152
Operating lease obligations	650	516	—	—	1,166
Financing activities
Debt (2)	937	61,645	—	—	62,582
Total	$386,884	$319,296	$95,716	$73,004	$874,900
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

Recent Accounting Pronouncements

At September 30, 2024, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition, or liquidity. See Note 2 “Significant Accounting Policies” of the Q3 2024 Financials.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
As of September 30, 2024, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our 2023 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board has adopted a share repurchase plan (the “Plan”). The timing of such repurchases and the actual number of shares repurchased will depend on various factors, including price, market conditions, and applicable regulatory and corporate requirements. On May 3, 2024, our Board of Directors re-approved the Plan until June 30, 2025, authorizing us to repurchase up to $25.0 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase. We are not required to repurchase any of the ordinary shares. The Plan may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice.

The table below details the share repurchases that were made under the Plan during the three months ended September 30, 2024:

Shares Purchased Under Publicly Announced Repurchase Program
Period	Number of Shares Purchased	Average Price per Share	Maximum Dollar Amount Still Available Under Share Repurchase Plan
Beginning balance			$25,000,000
July 1 - 31, 2024	—	$—	25,000,000
August 1 - 31, 2024	273,202	13.35	21,351,540
September 1 - 30, 2024	274,200	14.00	17,512,240
Total	547,402		$17,512,240

During the three months ended September 30, 2024, we repurchased 547,402 ordinary shares at an aggregate cost of $7.5 million at an average price of $13.68 per share.

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

During the three months ended September 30, 2024, we did not have any Rule 10b5-1 trading arrangements or any “non-Rule 10b5-1 arrangements” (as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

Item 6.    EXHIBITS

10.1
Amendment No. 2, dated as of August 1, 2024, to the Second Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, between DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, Greenlight Capital Re, Ltd. and the initial limited partner, dated as of January 7, 2021 and effective as of January 1, 2021.

31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ GREGORY RICHARDSON
Gregory Richardson Director and Chief Executive Officer (principal executive officer)
November 4, 2024

By:	/s/ FARAMARZ ROMER
Faramarz Romer Chief Financial Officer (principal financial and accounting officer)
November 4, 2024