Form 10-K
period 2024-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2025-03-10
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and non-voting ordinary shares held by non-affiliates of the registrant at June 30, 2024, was $357.7 million.

At March 10, 2025, there were 34,564,176 ordinary shares outstanding, $0.10 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2025 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on July 29, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Forward-looking statements contained in this Form 10-K may include, but are not limited to, information regarding our estimates for net loss and loss adjustment expenses incurred (including catastrophes and weather-related losses), measurements of potential losses in the fair market value of our investments, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding pricing, and other market and economic conditions including inflation, our growth prospects, and valuations of the potential impact of movements in interest rates, equity securities’ prices, and foreign currency exchange rates.

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
•a downgrade or withdrawal of our A.M. Best ratings;
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
•The loss of significant brokers or customers, could materially and adversely affect our business, financial condition and results of operations.

Risks Relating to Insurance and Other Regulations

•Any suspension or revocation of any of our licenses would materially and adversely affect our business, financial condition and results of operations.
•Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Risks Relating to Our Solasglas Investment Strategy

•Our investment performance depends in part on the performance of Solaglas Investments, LP (“Solasglas”) and may suffer as a result of adverse financial market developments or other factors that impact Solasglas’ liquidity, which could materially and adversely affect our investment results, financial condition and results of operations.
•Solasglas may be concentrated in a few large positions, which could result in material adverse valuation movements.
•Under the Solasglas limited partnership agreement (“Solasglas LPA”), we are contractually obligated to invest substantially all our assets in Solasglas, with certain exceptions. Solasglas’ performance depends on the ability of its investment advisor, DME Advisors, LP (“DME Advisors”), to select and manage appropriate investments.

Risks Relating to Our Innovations Strategy

•The carrying values of our Innovations investments may differ significantly from those that would be used if we carried these investments at fair value. Additionally, we have a material concentration in our top five holdings at December 31, 2024.
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

Reference	Entity’s legal name
Greenlight Capital Re or GLRE	Greenlight Capital Re, Ltd.
Greenlight Re	Greenlight Reinsurance, Ltd.
GRIL	Greenlight Reinsurance Ireland, Designated Activity Company
Verdant	Verdant Holding Company, Ltd.
Greenlight Re UK	Greenlight Re Marketing (UK) Limited
Syndicate 3456	Greenlight Innovation Syndicate 3456
GCM	Greenlight Re Corporate Member Ltd.
Viridis Re	Viridis Re SPC, Ltd.
GRIS	Greenlight Re Ireland Services Limited

We have included a Glossary of Selected Reinsurance Terms at the end of “Part I, Item 1. Business” of this Form 10-K.

All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated. Tabular dollars are presented in thousands, with the exception of per share amounts or as otherwise noted. Due to rounding, numbers presented in the tables included in this Form 10-K may not add up precisely to the totals provided.

Additionally, we disclosed Non-GAAP financial measures in this Form 10-K. Refer to “Part II, Item 7, Management Discussion and Analysis - Key Financial Measures and Non-GAAP Measures” for further details.

Company Overview

Established in 2004, we are a global specialty property and casualty (“P&C”) reinsurer headquartered in the Cayman Islands and listed on NASDAQ (ticker: GLRE). We believe we have a reinsurance and investment strategy that differentiates us from most of our competitors. We conduct our operations principally through two licensed and regulated entities: Greenlight Re, based in Grand Cayman, Cayman Islands, and GRIL, based in Dublin, Ireland, in addition to our Lloyd’s platform, Syndicate 3456. Greenlight Re provides multi-line property and casualty reinsurance globally, while GRIL focuses mainly on specialty business. Further, since 2018, we have operated an Innovations business unit to support innovative, technology-driven insurance partners, both in the form of seed capital and reinsurance capacity.

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

Effective January 1, 2024, we hired a new Chief Executive Officer (“CEO”) who undertook a deep review of our business strategies, in addition to meeting key brokers, major clients and Innovations partners. While this has not resulted in any material change to the Company’s strategic direction; this has led to making some changes to the leadership team with the appointment of a Group Chief Underwriting Officer (“Group CUO”) and Group Chief Operating Officer (“Group COO”) during 2024 in order to more effectively manage the Company’s operations and anticipated business growth.

Building from our strong performance in 2023, we grew our reinsurance business by 9.7% in gross premiums written during 2024 while maintaining a strong financial position and liquidity. Additionally, A.M. Best Company, Inc. (“A.M. Best”) revised our outlook to positive from stable for our principal operating subsidiaries in October 2024. We are rated A- (Excellent) by A.M. Best. At December 31, 2024, we had $2.0 billion of total assets and $0.6 billion of shareholders’ equity, with a debt-to-capital ratio of 9.5%.

Company Capital Stock

We have one class of common stock, our ordinary shares. Each ordinary share is entitled to one vote per share. However, except upon unanimous consent of our Board pursuant to Section 11(1)(c) of our Fourth Amended and Restated Memorandum and Articles of Association (the “Articles”), no holder is permitted to acquire an amount of shares which would cause any person to own (directly, indirectly or constructively under applicable United States tax attribution and constructive ownership rules) 9.9% or more of the total voting power of the total issued and outstanding ordinary shares. In connection with certain proposals that passed at our 2023 AGM relating to the elimination of our former dual-class share structure, our Board consented pursuant to Section 11(1)(c) of the Articles to David Einhorn beneficially owning more than 9.9% of the total voting power of the total issued and outstanding ordinary shares, up to the amount of ordinary shares beneficially owned by David Einhorn at the time of the consent (i.e., 6,254,715 ordinary shares, which represents 18.0% of the outstanding ordinary shares as of December 31, 2024). David Einhorn is the Chairman of the Company’s Board of Directors and the President of Greenlight Capital, Inc. (see "Investments” in this Item 1).

Business Strategy

We continue to prioritize long-term growth in diluted book value per share as our primary financial metric in measuring the Company’s performance. The five-year compound annual growth for our diluted book value per share was 8.2% at December 31, 2024. We also measure our short and long-term underwriting performance based on our net underwriting income. We have incorporated these two key performance metrics in our incentive compensation plan to align employee and shareholder interests.

Our business is comprised of the following three strategic pillars:

Open Market Underwriting Strategy:

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

Innovations Investments and Underwriting Strategy:

Since 2018, we have been making strategic capital investments in startup companies and managing general agents (“MGAs”). In addition to the potential for higher investment returns over the long term, this also strategically positions us for long-term access to a stream of attractive underwriting opportunities directly with our investees, coupled with new sources of fee income through our insurance and reinsurance platforms. For many of our strategic investments, we have observer rights with the investee’s Board of Directors, providing us with high-level transparency over the investee’s business performance.
To capitalize on global opportunities, in 2022 we created Syndicate 3456, a Lloyd’s syndicate-in-a-box, with a Lloyd’s A+ financial strength rating (see Ratings below). Greenlight Re is the sole capital provider for Syndicate 3456. Further, in late 2023, we incorporated Viridis Re as an exempted segregated portfolio company (“SPC”) in the Cayman Islands. Through segregated portfolios of Viridis Re, we offer a turn-key “captive-as-a-service” alternative for current and future strategic partners, which we believe provides a more cost-effective insurance and reinsurance solution, quicker “go to market” alternative, and shared risk taking and resources opportunities.

From 2022 to 2024, we have expanded our Innovations business, with gross premiums written rising from $50.7 million to $94.7 million (see “Reportable Segments" within this Item 1. Business). As a result of building a strong reputation and brand in the insurtech industry in recent years, we continued to grow our pipeline opportunities during 2024, positioning us for further growth in the foreseeable future. Moreover, during 2024 some of our peers have expressed an interest in participating in our Innovations underwriting portfolio. This has led us to placing a whole-account retrocession program with them, in which we agreed to cede 28% of Innovations-related contracts incepting in the fourth quarter of 2024 in return for a modest override commission income. This strategic initiative enables us to grow our share in promising businesses while not being capital constrained. As result, we can provide greater reinsurance capacity to the startup companies and MGAs (mainly in the insurtech industry) and be meaningful to our partners. This also positions us well for further portfolio diversification and profitable growth within the Innovations segment.
Value-Oriented Investment Strategy:

Our value-oriented investment strategy, managed through Solasglas, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategies of many of our competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is focused mainly on long and short positions, primarily in publicly-traded equity and corporate debt instruments. See “Investments” within this Item 1. Business for further information.

Reportable Segments

Historically, we had one reportable segment - Property and Casualty Reinsurance. For the quarter and year ended December 31, 2024, we have revised our reportable segments to Open Market and Innovations. The change in reportable segments was driven by the appointment of a new CEO, who is the new chief operating decision maker (“CODM”). Accordingly, all prior years’ comparatives have been recast, where applicable, to conform with the new reportable segments in this Form 10-K.

Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (herein referred as “MD&A”) for additional information relating to our reportable segments and related underwriting performance and “Part II, Item 8. Note 17 “Segment Reporting” to the consolidated financial statements for further details on our reportable segments and a breakdown of our gross premiums written by geographic area of risks insured.

The following table presents the gross premiums written for our reportable segments for the most recent three years:

	2024		2023		2022
Open Market	603,798	86.5%	504,435	79.2%	452,541	80.4%
Innovations	94,725	13.6%	88,601	13.9%	50,736	9.0%
Total Segments	$698,523	100.0%	$593,036	93.1%	$503,277	89.4%
Corporate (1)	(188)	—%	43,773	6.9%	59,894	10.6%
Total consolidated gross premiums written	$698,335	100.0%	$636,809	100.0%	$563,171	100.0%
(1) Corporate includes gross premiums written from Innovations’ related property runoff business.

Open Market Segment

Our Open Market segment is led by our Group CUO, with approximately 25 years of P&C reinsurance experience. Our Group CUO also oversees the underwriting activities of our Innovations segment (see below).

We provide treaty reinsurance to insurance companies on a global basis, written on a proportional or non-proportional (also known as excess of loss) basis. The Open Market segment has the following lines of business:

•Casualty: includes primarily general liability, umbrella, multiline casualty, and workers’ compensation coverage.
•Financial: includes primarily mortgage, trade credit, surety, transactional liability, and financial multiline coverage.
•Health: includes primarily accident and critical illness coverage.
•Multiline: includes predominantly FAL business, coupled with multiline commercial and personal auto liability, BOP, and multiline commercial coverage.
•Property: includes mainly commercial property and property catastrophe coverage.
•Specialty: includes primarily agriculture, cyber, marine and energy, aviation and space, specialty multiline, and WPVT coverage.

The majority of our Open Market business is produced through reinsurance brokers worldwide. Brokerage distribution channels provide us with access to an efficient, variable cost and global distribution system. In some cases, intermediaries also provide other services, including risk analytics, processing, and clearing.

We aim to build and strengthen long-term relationships with global reinsurance brokers. Our underwriting team has relationships with most primary and specialty broker intermediaries in the reinsurance marketplace. By maintaining close relationships with brokers, we believe that we will continue to obtain access to a broad range of reinsurance clients and opportunities.

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

The following table shows the percentage of our Open Market’s gross premiums written by broker, shown individually where a broker accounted for 10% or more of the total, in any of the last three years:

	2024	2023	2022
Aon plc	22.0%	15.7%	30.2%
Marsh & McLennan	19.2%	24.1%	12.3%
Willis Group Holdings plc	16.8%	17.6%	20.1%
Howden Group Holdings	15.3%	13.4%	10.3%
All others and MGAs	26.7%	29.2%	27.0%
Total	100.0%	100.0%	100.0%

We frequently meet in the Cayman Islands, Ireland, U.K. and elsewhere with brokers and senior representatives of clients and prospective clients. We review and (when we deem appropriate) approve all contract submissions in the Cayman Islands or Ireland. Due to our dependence on brokers, the inability to obtain business from them could adversely affect our business strategy. See “Item 1A. Risk Factors — Risks Related to Our Business — The loss of significant brokers or customers, could materially and adversely affect our business, financial condition and results of operations.” We may assume a degree of the credit risk of our reinsurance brokers. See “Item 1A. Risk Factors — Risks Related to Our Business — We are subject to the credit risk of our brokers, cedents, agents and other counterparties.”

Prior to January 1, 2023, our FAL business was generated through a Lloyd’s corporate member, which we subsequently acquired effective January 1, 2023. FAL represented approximately 40%, 35%, and 26% of our Open Market gross premiums written for the years ended December 31, 2024, 2023, and 2022, respectively.

Innovations Segment

Our Innovations segment is led by our Head of Innovations since 2020, with over 15 years of P&C experience, with the underwriting led by our Innovations Chief Underwriting Officer, with over 22 years of P&C experience.

Innovation-related Investments

We make strategic investments in promising startup companies and MGAs, subject to investment guidelines as approved by our Board of Directors, in addition to providing reinsurance capacity on a case by case basis. These private investments consist primarily of unlisted equities (mostly preferred shares) and debt instruments.

In evaluating Innovations opportunities, we generally ensure that each investment meets at least one of the following criteria:

●	The value we add to a partnership is derived primarily from the application of our risk expertise, not solely capital or reinsurance support;
●	The investment provides value to our company in specific risk areas, technology, product innovation, or other areas;
●	The partnership approach provides access to a pool of capital, products, or distribution;
●
Overall, the partnership approach creates a combined effort that generates a durable strategic or competitive position in one or more markets and increases our opportunities to achieve revenue growth and margin expansion.

Given the higher-risk nature of early / seed-stage investments, we limit our initial investment to between a range of $0.25-$2.0 million for each investee. At December 31, 2024, we have 44 private companies in our Innovations investment portfolio. See “Item 1A. Risk Factors - Risks Relating to Our Innovations Strategy”

Innovation-related Underwriting

We provide underwriting capacity to our program partners through insurance and reinsurance structures on a global basis, written on a proportional or non-proportional basis. The Innovations segment has the following lines of business:

•Casualty: includes primarily general liability and multiline casualty coverage.
•Financial: includes predominantly miscellaneous financial coverage.
•Health: includes primarily travel and other miscellaneous health coverage.
•Multiline: includes mostly business owners’ policy (“BOP”) and multiline commercial coverage, in addition to business written from our Syndicate 3456 (multiple lines of business).
•Specialty: includes primarily contingency liability and travel-related (e.g. trip cancellation / interruption, baggage and personal effects, and medical insurance) coverage.

Our Innovations underwriting business is sourced from our strategic partners in startup companies and MGAs. Concurrently with our initial investment, in most cases, we enter into a right of first offer to provide underwriting capacity based on a minimum percentage of the business written by the direct client. In some cases, we may not invest capital in the strategic partner but rather provide reinsurance capacity. We also work closely with our strategic partners who wish to attain Lloyd’s coverholder status, which allows them to conduct business with our Syndicate 3456. Starting in 2024, as an alternative to the Lloyd’s platform, we also offer to clients the ability to create segregated cells within Viridis Re, providing them more flexible and cost effective reinsurance solutions.

The following table shows the percentage of our Innovations’ gross premiums written by customer, shown individually where a customer accounted for 10% or more of the total, in any of the last three years:

	2024	2023	2022
Customer A	22.7%	15.5%	10.0%
Customer B	15.1%	8.9%	0.4%
Customer C	9.6%	30.4%	25.6%
Customer D	4.5%	14.8%	14.6%
Customer E	3.4%	4.6%	11.5%
Customer F	0.1%	2.0%	11.5%
Customer G (1)	(0.9)%	0.2%	10.9%
All others	45.5%	23.6%	15.4%
Total	100.0%	100.0%	100.0%
(1) Negative percentage reflects a reduction in the prior year’s estimated gross premium written.

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
We assign a deal team composed of underwriting and quantitative professionals to evaluate each potential transaction’s pricing and structure. Before committing capital to any transaction, the deal team and the regional Chief Underwriting Officer must obtain approval from at least one of, the CEO, Group CUO, or GRIL’s CUO (except for deals led by the GRIL’s CUO). In seeking this approval, the deal team presents the key components of the proposed transaction, including assumptions and threats, market and individual deal risk factors, market capacity dynamics, transaction structure and pricing, maximum downside, and other factors.
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

Refer to “Part II, Item 5. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition” for a summary of our catastrophe loss exposure in terms of our probable maximum loss (“PML”), net of retrocession and reinstatement premiums, as at January 1, 2025.

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

We generally purchase uncollateralized retrocessional coverage from reinsurers with a minimum financial strength rating of “A- (Excellent)” from A.M. Best or an equivalent rating from a recognized rating service. For lower-rated or non-rated reinsurers, we endeavor to obtain and monitor collateral in the form of cash, funds withheld, letters of credit, regulatory trusts, or other collateral in the form of guarantees. At December 31, 2024, the aggregate amount due from reinsurers from retrocessional coverages represented 10.0% (2023: 3.9%) of our gross loss reserves. For further details, please see Note 8 “Retrocession” to the consolidated financial statements.

Claims Management

Our claims management process begins upon receiving claims notifications from our clients or third-party administrators. We review reserving and settlement authority under the individual contract requirements and, as necessary, discuss with the contract’s underwriter. Our in-house claims team oversees claims reviews and approves all claim settlements. Claims above the claims manager’s authority are referred to the General Counsel, Chief Financial Officer (“CFO”), CEO, Chief Actuary or Group CUO together with the claims officer’s recommendations, for secondary approval. We believe that this process ensures that we pay claims in accordance with each contract's terms and conditions.

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

Reserves

Our reserving philosophy is to set reserves at the level representing our best estimate of the amount we will ultimately be required to pay in connection with risks we have underwritten. Our actuarial staff performs quarterly reviews of our portfolio and provides reserving estimates according to our stated reserving philosophy. In doing so, our team groups our portfolio into reserving analysis segments based primarily on homogeneity considerations. Currently, this process involves analysis at the line of business, individual client or transaction level.

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

Competition

We compete for reinsurance business in the Cayman Islands and European markets, The global reinsurance market is highly competitive. Competition is generally influenced by a variety of factors, including available capacity, service, financial strength ratings, prior history and relationships, and price. We compete with major global reinsurers, most of which are well-established and have significant operating histories, strong financial strength ratings, and long-standing client relationships. Competitors also provide protection in the form of catastrophe bonds, industry loss warranties, and other risk-linked products that are outside of the traditional reinsurance treaty market. This may lead to reduced pricing and/or reduced participation levels in certain reinsurance products.

Our competitors vary according to the individual market and situation. Generally, they include Arch Capital, AXIS Capital, Everest Re, Hamilton Re, Hannover Re, RenaissanceRe, SiriusPoint, and smaller companies, other niche reinsurers, alternative risk providers (such as captives, catastrophe bonds and other forms of insurance linked securities), and Lloyd’s syndicates and their related entities. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these and other larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. See “Item 1A — Risk Factors — Risks Relating to Our Business – Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.”

Ratings

On October 18, 2024, A.M. Best re-affirmed our “A- (Excellent)” and the Long-Term Issuer Credit Ratings of “a-” (Excellent) for our principal operating subsidiaries and revised the outlook to positive from stable. We believe a strong rating is important to compete and market reinsurance products to clients and brokers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance, and ability to meet obligations. It is not an evaluation directed toward the investors’ protection or a recommendation to buy, sell or hold our ordinary shares.

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

Further, by being part of the Lloyd’s market, Syndicate 3456 benefits from the following four Lloyd’s financial strength ratings: “A+” (Superior) from A.M. Best; AA- (Very Strong) from Fitch Ratings; AA- (Very Strong) from Kroll Bond Rating Agency; and AA- (Very Strong) from Standard & Poor’s.

Regulations

Cayman Islands Insurance Regulation

The legislative framework for conducting insurance and reinsurance business in and from within the Cayman Islands is composed of The Insurance Act, 2010 (as amended) and underlying regulations thereto (the “Act”), which became effective in the Cayman Islands on November 1, 2012.

Greenlight Re holds a Class D insurer license issued in accordance with the terms of the Act and is subject to regulation and supervision by the Cayman Islands Monetary Authority (“CIMA”). Viridis Re holds a Class B insurer license issued in accordance with the terms of the Act and is subject to regulation and supervision by CIMA.

As the holder of an insurer license, each of Greenlight Re and Viridis Re is permitted to carry on reinsurance business from the Cayman Islands but, except with the prior written approval of CIMA, may not carry on any insurance or reinsurance business where the underlying risk originates and resides in the Cayman Islands.

Greenlight Re and Viridis Re are required to comply with the following principal requirements under the Act:

•to maintain capital and a margin of solvency in accordance with the capital and solvency requirements prescribed by the Act;
•to carry on its business in accordance with its business plan and the laws of the Cayman Islands, including the regulatory laws, regulations, rules, and statements of guidance, where applicable;
•to maintain a minimum of at least two directors and to seek the prior approval of CIMA in respect of the appointment of directors and officers and to provide CIMA with information in connection therewith and notification of any changes thereto;
•to have a place of business in the Cayman Islands and to maintain such resources, including staff and facilities, books and records as CIMA considers appropriate, having regard for the nature and scale of the business of Greenlight Re;
•to submit to CIMA an annual return in the prescribed form together with:
◦financial statements prepared in accordance with internationally recognized accounting standards, audited by an independent auditor approved by CIMA;
◦an actuarial valuation of its assets and liabilities, certified by an actuary approved by CIMA;
◦certification of solvency prepared by a person approved by CIMA in accordance with the prescribed requirements;
◦confirmation that the information contained in its license application, as modified by any subsequent changes, remains correct and up to date;
◦such other information as may be prescribed by CIMA; and
•to pay an annual license fee.

It is the duty of CIMA:

•to maintain a general review of insurance practices in the Cayman Islands;
•to examine the affairs or business of any licensee or other person carrying on, or who has carried on, insurance business to ensure that the Act has been complied with and that the licensee is in a sound financial position and is carrying on its business in a fit and proper manner;
•to examine and report on the annual returns delivered to CIMA in terms of the Act; and
•to examine and make recommendations with respect to, among other things, proposals for the revocation of licenses and cases of suspected insolvency of licensed entities.

Greenlight Re and Viridis Re are also required to comply with, amongst other standards, the Rule on Corporate Governance for Insurers, the Rule on Risk Management for Insurers, and the Rule on Investment Activities for Insurers and the associated Statement of Guidance. Respectively, these rules require regulated insurers to establish and maintain (a) a corporate governance framework that provides for the sound and prudent management and oversight of the insurer's business, including outsourcing and internal controls, and which adequately recognizes and protects the interests of its policyholders, and (b) a risk management framework that is capable of promptly identifying, measuring, assessing, reporting, monitoring and controlling all sources of risks that could have a material impact on its operations, and (c) implement investment activities that consider all of Greenlight Re’s and Viridis Re’s risks and solvency requirements.

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

Other Regulations in the Cayman Islands

As Cayman Islands exempted companies, Greenlight Capital Re, Greenlight Re and Viridis Re may not carry on business or trade locally in the Cayman Islands except in furtherance of their business outside the Cayman Islands and are prohibited from soliciting the public of the Cayman Islands to subscribe for any of their securities or debt. These companies are further required to file a return with the Registrar of Companies in January of each year (“Annual Return”) and to pay an annual registration fee at that time. Additionally, these companies must comply with the “Anti-Money Laundering Regulations (as revised)” in the Cayman Islands.

Economic substance law requiring a “relevant entity” conducting “relevant activity” to file notifications and, unless exempt, to report to the Tax Information Authority (“TIA”) and maintain economic substance.
The International Tax Co-operation (Economic Substance) Act (as revised) and International Tax Co-operation (Economic Substance) Regulations, 2020, were published on February 5, 2021, and August 11, 2020, respectively, and subsequently amended (together, the “ES Act”). The latest version of the Guidance on Economic Substance for Geographically Mobile Activities (“ES Guidance”) was published in July 2022.

Greenlight Capital Re, Greenlight Re and Viridis Re must confirm their economic substance classification on an annual basis and submit this classification to the TIA as a prerequisite to the Annual Return filing.

The Cayman Islands has no exchange controls restricting dealings in currencies or securities.

Cayman Islands Status with the European Union (“EU”) and Financial Action Task Force (“FATF”) Compliance

The Cayman Islands is a member of the Financial Action Task Force (“FATF”) and, like all member countries, it will from time to time be subject to mutual evaluation reviews which may in turn prompt regulatory changes. The Cayman Islands has completed and satisfied all required action items arising from its 4th round FATF mutual evaluation process. The FATF has commenced the 5th round mutual evaluation process for member countries, and the Cayman Islands will be assessed as part of the 5th round in due course.

Ireland Insurance Regulations

Our Irish subsidiary, GRIL, is authorized as a non-life reinsurance undertaking by the Central Bank of Ireland “CBI” in accordance with the European Union (Insurance and Reinsurance) Regulations 2015 (the "Irish Regulations"). The Irish Regulations give effect in Ireland to EU Directive 2009/138/EC (known as "Solvency II"), which introduced a new European regulatory regime for insurers and reinsurers with effect from January 1, 2016. Solvency II is supplemented by the European Commission Delegated Regulation (EU) 2015/35, other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority (“Delegated Acts and Guidelines”). GRIL is required to comply at all times with the Irish Regulations, the Irish Insurance Acts 1909 to 2022, regulations relating to insurance business or reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2023 as amended, regulations promulgated thereunder and directions, guidelines and codes of conduct issued by the CBI (collectively the “Irish Insurance Acts and Regulations”). In addition, GRIL is required to comply with the Delegated Acts and Guidelines and must meet risk-based solvency requirements imposed under Solvency II on insurers and reinsurers that are authorized in EU/EEA member states to undertake business. Solvency II and the Delegated Acts and Guidelines set out classification and eligibility requirements, including the characteristics that capital, including any capital contribution, must display to qualify as regulatory capital.

GRIL is also required to comply with the European Union (Insurance Distribution) Regulations 2018 (the "2018 Regulations"), which apply to distributors of insurance and reinsurance products (including insurers and reinsurers). The 2018 Regulations give effect in Ireland to Directive (EU) 2016/97 (known as the "IDD") and strengthen the regulatory regime applicable to distribution activities through increased transparency, information, and conduct requirements. On May 25, 2018, the General Data Protection Regulation (the "GDPR") came into force across the EU. The GDPR is supplemented and given further effect in Ireland by the Data Protection Acts 1988 to 2018 and by regulations relating to privacy promulgated under the European Communities Act 1972. The GDPR significantly increases organizations’ obligations and responsibilities in collecting, using, storing, and protecting personal data. Organizations in breach of the GDPR may incur sizable financial penalties up to, the higher of €20 million or 4% of annual global turnover.
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

By entering into a membership agreement with Lloyd’s, GCM has undertaken to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts 1871 to 1982 and the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012 and the Financial Services and Markets Act 2023. This arrangement subjects us to the following:

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

Investments

At December 31, 2024, our total investments were $460.3 million, of which 84.1% (2023 - 77.9%) was invested in Solasglas and 15.9% (2023 - 22.1%) in Innovation-related investments.

Investment in Solasglas

Our investment portfolio is managed by DME Advisors, LP (“DME Advisors”), a value-oriented investment advisor that analyzes companies’ available financial data, business strategies, and prospects to identify undervalued and overvalued securities. DME Advisors is a related party as it is controlled by David Einhorn. Refer to Note 15 “Related Party Transactions” of the consolidated financial statements.

Effective September 1, 2018, we have entered into an amended and restated exempted limited partnership agreement of Solasglas (the “Solasglas LPA”), as amended from time to time, with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, GRIL and the initial limited partner (each, a “Partner”). Effective January 1, 2023, we increased the maximum Investment Portfolio, as defined in the Solasglas LPA, to 60% from 50% of GLRE Surplus, as defined in the Solasglas LPA, which was further increased to 70% on August 1, 2024. We present our investment in Solasglas under the caption “Investment in related party investment fund” in our consolidated balance sheets.

On September 1, 2018, Solasglas entered into an investment advisory agreement (the “IAA”) with DME Advisors, with an initial term ending on August 31, 2023, subject to automatic extensions for successive three-year terms. DME Advisors has the contractual right to manage substantially all of our investable assets and is required to follow our investment guidelines and act in a fair and equitable manner in allocating investment opportunities to Solasglas. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for Solasglas.

DME Advisors receives a monthly management fee at an annual rate of 1.5% of each limited partner’s Investment Portfolio, as provided in the Solasglas LPA. DME II receives a performance allocation based on the positive performance change of each limited partner’s capital account equal to 20% of net profits calculated per annum, subject to a loss carryforward provision.

The loss carryforward provision allows DME II to earn a reduced performance allocation of 10% on net profits in any year after the year in which a limited partner’s capital account incurs a loss until the limited partner has recouped all losses and has earned an additional amount equal to 150% of the loss. DME II is not entitled to a performance allocation in a year in which a capital account incurs a loss. At December 31, 2024, we estimate the reduced performance allocation of 10% to continue to be applied until Solasglas achieves additional investment returns of 88.3%, at which point the performance allocation will revert to 20%.

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us and Solasglas. However, the IAA does not otherwise impose any specific obligations or requirements concerning the allocation of time, effort, or investment opportunities to us and Solasglas or any restrictions on the nature or timing of investments for our or Solasglas’ account or other accounts that DME Advisors or its affiliates may manage. DME Advisors can outsource to sub-advisors without our consent or approval. If DME Advisors and any of its affiliates attempt to invest in the same opportunity simultaneously, DME Advisors and its affiliates may allocate the opportunity as they determine reasonably. Affiliates of DME Advisors presently serve as the general partner or the investment advisor of Greenlight Capital LP, Greenlight Capital Offshore, Ltd., GCOI Intermediate, LP, Greenlight Capital Offshore Master, Ltd., Greenlight Masters, LP, Greenlight Masters Qualified, LP, Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd., Greenlight Masters Offshore Partners, Greenlight Masters Partners and several separately managed accounts (collectively, the “Greenlight Funds”).

We have agreed to use commercially reasonable efforts to cause all our current and future subsidiaries to enter into the Solasglas LPA. Under the Solasglas LPA, we are contractually obligated to use commercially reasonable efforts to cause substantially all investable assets of Greenlight Re and GRIL, with limited exceptions, to be contributed to Solasglas.

We have agreed to release DME II and DME Advisors and their affiliates from any liability arising out of the IAA or the Solasglas LPA, subject to certain exceptions. Furthermore, DME II has agreed to indemnify us against any liability incurred in connection with certain actions.

Under the Solasglas LPA, either GLRE Limited Partner may voluntarily withdraw all or part of its capital account for its operating needs by giving DME II at least three business days’ notice. Either of the GLRE Limited Partners may withdraw as a partner and fully withdraw all of its capital account from Solasglas on three business days’ notice if the limited partner’s board declares that a cause for withdrawal exists as per the Solasglas LPA.

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

Investment returns for Solasglas

In accordance with the Solasglas LPA, DME Advisors constructs a levered investment portfolio as agreed with the Company (the “Investment Portfolio” as defined in the Solasglas LPA). Investment returns, net of all fees and expenses, by quarter for the last five years are as follows: (1)

Quarter	2024	2023	2022	2021	2020
1st	5.2%	(1.1)%	1.7%	1.5%	(8.1)%
2nd	1.2	10.9	4.9	(0.9)	0.3
3rd	5.2	(0.6)	3.6	(2.7)	1.4
4th	(1.9)	0.3	13.4	9.9	8.4
Full Year	9.8%	9.4%	25.3%	7.5%	1.4%
    (1)    Investment returns are calculated monthly and compounded to calculate the quarterly and annual returns generated by our Investment Portfolio. Past performance is not necessarily indicative of future results. The monthly investment return is calculated by dividing the investment income/loss (net of fees and expenses) by the Investment Portfolio. Effective January 1, 2021, the Investment Portfolio is calculated on the basis of 50% of GLRE Surplus, or the shareholders’ equity of Greenlight Capital Re, Ltd., as reported in Greenlight Capital Re, Ltd.’s then most recent quarterly financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). It is adjusted monthly for our net profits and net losses as reported by Solasglas during any intervening period. This basis was increased to 60% effective January 1, 2023 and to 70% effective August 1, 2024. Prior to January 1, 2021, the Investment Portfolio was calculated on the basis of several factors, including the Companies’ collective investment in Solasglas, the collateral posted by the Companies, and the Companies’ net reserves.

Innovation-related Investments

See “Innovations Segment” within this Item 1. Business for further information.

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

We maintain an Executive Risk Committee (ERC) which oversees the ERM function and is responsible for the design and review of risk management framework (RMF), comprised of various members of our executive team. The Board of Directors approves the RMF on an annual basis or as appropriate.

The RMF sets out the risk management roles and responsibilities for all stakeholders across the organization, and sets the quantitative and qualitative metrics of our risk appetite, risk monitoring, and risk mitigation measures. Risk metrics from risk owners are gathered and collated on at least a quarterly basis and a risk grid is presented to the ERC and the Audit Committee of the Board of Directors.

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

Human Capital Management

Human Capital & Company Core Values

Our employees are our most valuable asset and are core to our success. We are focused on building a performance and results-driven culture, which strives to get the best out of all employees and to help them to maximize their full potential. We believe in fostering an open and collaborative culture that encourages employees to take ownership of their performance and development. Our executive management team and Board of Directors are committed to creating an environment where every employee can succeed. In April 2024, we conducted a comprehensive group-wide employee engagement survey with an 88% employee completion rate. As a result of employee input, and following feedback from our Board of Directors, in late 2024 we formalized the following set of core values that reflect how our colleagues should strive to operate and behave across the Company, regardless of location, level, or function: Nimble, Innovative, Excellence, Accountable, and Collaborative. We are now in the process of taking steps to embed these core values into all aspects of our culture through such areas as employee onboarding, reviews and recognition programs.

Diversity

As of December 31, 2024, 40% of our total global employees were female. In January 2025, we conducted a survey completed by 83% of our employees, with approximately 33% of employees identifying as racially or ethnically diverse.

Employees

At March 7, 2025, we had 75 total employees worldwide, including internship and part-time employees, 35 of whom were based in Grand Cayman, Cayman Islands, 25 in Dublin, Ireland, and 15 in London, United Kingdom. From time to time, we also engage consultants and contract with third parties, as needed, to provide additional resources to support our business activities.

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

Compensation Practices

We have designed our performance-driven compensation policy to attract, motivate, reward and retain the best people. We use short-term compensation composed of base salary and annual cash bonuses and long-term compensation composed of stock options, restricted share units, and restricted shares, as applicable, to align our employees’ and executive officers’ interests with those of our shareholders. In addition, from time to time and under certain circumstances, we award sign-on bonuses, retention bonuses, and other bonus opportunities. We also offer welfare benefits and other perquisites, including a defined contribution pension plan and medical insurance coverage for our employees. As part of our commitment to supporting our employees, we match certain contributions made by our employees to charities and not-for-profit organizations.

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
Aviation and space coverage
Aviation covers loss of or damage to an aircraft and the aircraft operations’ liability to passengers, cargo and hull as well as to third parties. Space covers damage to a satellite during launch and in orbit.

BOP coverage
Business owners’ policy (BOP) coverage is designed for small to mid-size businesses and generally combines several key coverages into one policy, including general liability, commercial property, and business interruption.

Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policyholder and a primary insurer, on behalf of the policyholder, (2) a primary insurer and a reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.
Capacity	Capacity is the percentage of surplus that an insurer or reinsurer is willing or able to place at risk or the dollar amount of exposure it is willing to assume. Capacity may apply to a single risk, a program, a business line, or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions, or indirect financial restrictions such as capital adequacy requirements.
Casualty reinsurance	Casualty reinsurance is primarily concerned with the losses caused by injuries to third persons (persons other than the policyholder) and the legal liability imposed on the policyholder resulting therefrom. Casualty reinsurance includes but is not limited to workers’ compensation, automobile liability, and general liability. A greater degree of unpredictability is generally associated with casualty risks known as ‘‘long-tail risks,’’ where losses take time to become known, and a claim may be separated from the circumstances that caused it by several years. An example of a long-tail casualty risk includes the use of certain drugs that may cause cancer or birth defects. There tends to be a greater delay in the reporting and settlement of casualty reinsurance claims due to the long-tail nature of the underlying casualty risks and their greater potential for litigation.
Catastrophe	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, tsunamis, hailstorms, tornados, derechos, severe winter weather, floods, fires, explosions, volcanic eruptions, and other natural or human-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism, and geopolitical instability.
Cede; cedent	When a party reinsures its liability to another party, it ‘‘cedes’’ business to the reinsurer and is referred to as the ‘‘client.’’
Claim	Request by an insured or reinsured for indemnification by an insurance or reinsurance company for loss incurred from an insured peril or event.
Client	A party whose liability is reinsured by a reinsurer, also known as a cedent.
Combined ratio	The combined ratio is the sum of the loss ratio, acquisition cost ratio, and underwriting expense ratio.
Composite ratio	The composite ratio is the ratio of underwriting losses incurred, loss adjustment expenses, and acquisition costs, excluding underwriting-related general and administrative expenses, to net premiums earned, or equivalently, the sum of the loss ratio and acquisition cost ratio.
Contingency liability coverage	Covers event cancellation and non-appearance.

Corporate expenses	Corporate expenses include those costs associated with operating as a publicly listed entity and an allocation of other general and administrative expenses.
Delegated authority	A contractual arrangement between an insurer or reinsurer or an agent whereby the agent is authorized to bind insurance or reinsurance on behalf of the insurer or reinsurer. The authority is generally limited to a particular class or classes of business and a particular territory. The exercise of the authority to bind insurance or reinsurance is generally subject to underwriting guidelines and other restrictions such as maximum premium income. Under the delegated authority, the agent is responsible for issuing policy documentation, the collection of premium and may also be responsible for the settlement of claims.
Deposit assets and liabilities	Assets (or liabilities) representing the consideration paid (or received) in connection with contracts that do not incorporate sufficient risk transfer to merit reinsurance accounting.
Development	The difference between the amount of reserves for losses and loss adjustment expenses initially estimated by an insurer or reinsurer and the amount re-estimated in an evaluation at a later date.
Excess of loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses above a specified dollar or percentage loss ratio amount.
Financial strength rating	The opinion of rating agencies regarding an insurance or reinsurance company’s financial ability to meet its financial obligations under its policies.
Funds at Lloyd’s (FAL)	Funds of an approved form that are lodged and held in trust at Lloyd's as security for a member’s underwriting activities. They comprise the member’s deposit, personal reserve fund, and special reserve fund. They may be drawn down if the member’s syndicate-level premium trust funds are insufficient to cover its liabilities. The amount of the deposit is related to the member's premium income limit and also the nature of the underwriting account.
Gross premiums written	Total premiums for assumed reinsurance during a given period.
Health insurance	Insurance against loss by illness or bodily injury. Health insurance covers medicine, visits to the doctor or emergency room, hospital stays, and other medical expenses.
Incurred but not reported (IBNR)	Reserves for estimated loss and loss adjustment expenses incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses known to the insurer or reinsurer.
Lloyd’s	Depending on the context, this term may refer to - (a) the society of individual and corporate underwriting members that insure and reinsure risks as members of one or more syndicates. Lloyd’s is not an insurance company; (b) the underwriting room in the Lloyd’s Building in which managing agents underwrite insurance and reinsurance on behalf of their syndicate members. In this sense, Lloyd’s should be understood as a marketplace; or (c) the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market.
Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement costs. Also known as claim adjustment expenses.
Loss ratio	The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned.
Loss reserves and loss adjustment expense reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance contracts it has written. Reserves are established for losses and loss adjustment expenses and consist of reserves established for individual reported claims and incurred but not reported losses.
Marine & energy coverage	Covers damage to ships and goods in transit, marine liability lines and yacht-owned perils. Energy includes offshore energy industry insurance. Offshore energy covers losses relating to offshore oil, gas, and renewable energy operations.
Multi-line	Contracts that cover more than one line of business.
Mortgage coverage	Covers credit risks that compensates insureds for losses arising from mortgage loan defaults.
Net financial impact	The net impact of prior period loss development after taking into account net losses and loss expenses incurred, earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs and profit commissions.

Net premiums written	An insurer’s gross premiums written, less premiums ceded to reinsurers.
Non-admitted insurers	An insurer not licensed to do business in the jurisdiction in question. Also known as an unauthorized insurer and unlicensed insurer.
Premiums; written, earned, and unearned	Premiums represent the cost of insurance paid by the cedent or insured to the insurer or reinsurer. Written represents the total amount of premiums received, and earned represents the amount recognized as income over a period of time. Unearned is the difference between written and earned premiums.
Probable maximum loss (PML)	PML is the anticipated loss, taking into account contract terms and limits, caused by a natural catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane.
Professional liability insurance	Professional liability insurance protects a company and its representatives against legal claims arising from error or misconduct in providing or failing to provide professional services. This coverage includes errors and omissions policies, directors and officers coverage, and specialty coverage like employment practices liability insurance.
Profit commission	A commission paid by a reinsurer to a ceding insurer based on a predetermined percentage of the profit realized by the reinsurer on the ceded business.
Property insurance	Property insurance covers a business’s building and its contents—money and securities, records, inventory, furniture, machinery, supplies, and even intangible assets such as trademarks—when damage, theft, or loss occurs.
Property catastrophe reinsurance	Property catastrophe reinsurance contracts are typically ‘‘all risk’’ in nature, protecting against losses from natural and human-made catastrophes. Losses on these contracts typically stem from direct property damage and business interruption.
Proportional reinsurance	All forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. In proportional reinsurance, the reinsurer generally pays the client a ceding commission. The ceding commission is generally based on the client’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments, and miscellaneous administrative expenses) and may include a profit component. Frequently referred to as quota-share reinsurance.
Quota-share reinsurance	A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each underlying insurance contract being reinsured.
Reinstatement premium	Premium charged for the reinstatement of the amount of reinsurance coverage to its full amount otherwise reduced as a result of a reinsurance loss payment.
Reinsurance	An arrangement in which a reinsurer agrees to indemnify an insurance company, the client, against all or a portion of the insurance risks underwritten by the client under one or more policies. Reinsurance can provide a client with several benefits, including reducing net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a client with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a related increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the client. Reinsurance does not legally discharge the client from its liability with respect to its obligations to the insured.
Reinsurer	An insurance company that assumes part of the risk in exchange for part of the premium to a primary insurer.
Retrocession; retrocessional coverage	A transaction whereby a reinsurer cedes to another reinsurer, commonly referred to as the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.
Risks	A term used to denote the physical units of property at risk or the object of insurance protection that are not perils or hazards. Also defined as chance of loss or uncertainty of loss.
Risk-free rate	The interest rate on a riskless or safe asset, usually taken to be a short-term U.S. government security.
Risk transfer	The shifting of all or a part of a risk to another party.
Severity business	Insurance/reinsurance characterized by contracts containing the potential for significant losses emanating from one event.

Surety and fidelity insurance	Surety and fidelity insurance includes (1) insurance guaranteeing the fidelity of persons holding positions of public or private trust; (2) insurance guaranteeing the performance of contracts other than insurance policies and guaranteeing and executing bonds, undertakings, and contracts of suretyship; and (3) insurance indemnifying banks, bankers, brokers, financial or moneyed corporations or associations against loss.
System and Organizational Controls (SOC) 2 Type II Report (“SOC 2 Report”)	It is a reporting framework developed by the American Institute of Certified Public Accountants (“AICPA”) for independent audits of controls over information and systems relevant to security, availability, processing integrity, confidentiality, and privacy.
Syndicate	A member or group of members underwriting (re)insurance business at Lloyd’s through the agency of a managing agent or substitute agent to which a syndicate number is assigned.
Trade credit coverage	Covers short-term commercial credit insurance, including pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days.
Transactional liability coverage	Covers financial losses relating to mergers and acquisitions arising from unforeseen risks, including potential breaches, misrepresentations, or undisclosed liabilities.
Treaty	A reinsurance agreement covering a book or class of business that is automatically accepted on a bulk basis by a reinsurer. A treaty contains common contract terms along with a specific risk definition, data on limit and retention, and provisions for premium and duration.
Underwriter	An insurance or reinsurance company employee who examines, accepts, or rejects risks and classifies risks to charge an appropriate premium for each accepted risk.
Underwriting	The process of evaluating, defining, and pricing reinsurance risks including, where appropriate, the rejection of such risks, and the acceptance of the obligation to pay the reinsured under the terms of the contract.
Underwriting expense	Underwriting expenses include those expenses directly related to underwriting activities that are not eligible to be capitalized and an allocation of other general and administrative expenses.
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

Workers’ compensation insurance	Workers’ compensation insurance provides medical, disability, and lost-wage benefits to employees for injuries and illness sustained in the course of their employment.
WPVT coverage	Covers losses relating to war, political violence, and terrorism.

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

Greenlight Re’s A.M. Best rating of “A- (Excellent)” is the fourth highest of 15 financial strength ratings that A.M. Best issues. In October 2024, A.M. Best revised Greenlight Re’s outlooks to positive from stable. A.M. Best periodically reviews our ratings and may revise one or more of our ratings downward or revoke them at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance, and business profile. Potential developments that may affect such an analysis include:

●	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect the rating of our reinsurance entities;
●	if A.M. Best alters its approach regarding our Solasglas investment strategy or our Innovations investments;
●	if our actual losses significantly exceed our loss reserves;
●	if unfavorable financial or market trends impact us;
●	if we change our business practices from our organizational business plan in a manner that no longer supports our A.M. Best ratings;
●	if we are unable to retain our senior management and other key personnel or implement succession plans; or
●	if our investments incur significant losses.

Substantially all of our assumed reinsurance contracts contain provisions that permit our clients to cancel the contract or require additional collateral in the event of a downgrade in our A.M. Best ratings below specified levels or a reduction of our capital or surplus below specified levels over the course of the agreement. Contracts containing such cancellation rights represented approximately 37% of gross premiums written during 2024. Additional collateral in the event of a downgrade in our A.M. Best ratings would be approximately $134.6 million at December 31, 2024.

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

Our results of operations and financial condition depend upon our ability to accurately assess the potential losses and loss adjustment expenses associated with the risks we reinsure. Reserves are liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance contracts it has written. We estimate these reserves based upon facts and circumstances then known, estimates of future trends in claim severity, and other variable factors. The inherent uncertainties associated with estimating loss reserves are generally greater for reinsurance companies than for primary insurance companies due primarily to:

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

The reinsurance industry is highly competitive. We compete with major reinsurers, many of which have substantially greater financial, marketing, and management resources than we do, as well as smaller companies, other niche reinsurers, alternative risk providers (such as captives, catastrophe bonds and other forms of insurance linked securities), and Lloyd’s syndicates and their related entities. Competition in the types of business that we underwrite is based on many factors, including:

●	the perceived financial strength and general reputation of the reinsurer, including its level of service, trustworthiness, business practices, and other subjective matters;
●	ratings assigned by independent rating agencies;
●	relationships with reinsurance brokers;
●
pricing (for instance, significant capacity continues to enter into the market in the form of insurance linked securities, which may have the potential to impact and/or reduce reinsurance pricing and rates);

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

Our results of operations and financial condition may be materially adversely affected by a challenging economic market, such as a highly inflationary environment. Inflation can be caused by any number of factors including, but not limited to, expansionary monetary policy and deficit spending by the government, a growing economy, rising wages, an imbalance of the supply and demand for goods, supply chain disruptions and the imposition of tariffs. Recently, for instance, the U.S. administration imposed and/or announced (and in some cases postponed) tariffs on imports from various countries and on certain products, which may lead to unpredictable economic consequences including inflation or trade wars. Our operations are susceptible to inflation, and underestimating inflation levels could result in underpricing the risks we reinsure because premiums are established before the ultimate amounts of losses and LAE are known. While we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the ultimate effects of inflation. Additionally, our reserving models include assumptions about future payments for the settlement of claims and claims-handling expenses, such as the value of replacing property, associated labor costs for the property business we write, and litigation costs. The global inflationary environment in the last few years has resulted in an increase in our projected future claim costs, resulting in adverse loss reserve development. While the global inflationary pressures have abated from their recent highs, any subsequent increase in inflation may lead to an increase in our loss reserves with a corresponding reduction in net income in the period the deficiency is identified, which may have a material adverse effect on our results of operations and financial condition. Unanticipated higher inflation could also lead to higher interest rates, potentially negatively impacting the value of any rate-sensitive financial instruments held by Solasglas and could also impact our Innovations investments and cause us to incur higher interest expense on our debt. See “—Risks Related to Our Solasglas Investment Strategy” and “—Risks Related to Our Innovations Strategy.”

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
For instance, our specialty line of business is exposed to aviation losses emanating from the conflict between Russia and Ukraine and the impact of sanctions imposed on Russia that left a number of leased aircraft stranded in Russia. Given the uniqueness of the situation, it is impossible to determine whether and how potential losses may ultimately occur, which will depend on such factors as judicial rulings interpreting applicable coverages and contracts in place and the future behavior of the Russian government and airlines.

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

Our information technology and application systems have been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these service providers or that our information technology or application systems will continue to operate as intended. In addition, we cannot be certain that we would be able to replace these systems without slowing our underwriting response time. Like all companies, we have information technology and application systems that are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, malicious ransomware cyber-attacks, computer viruses, hackers and general technology failures. In addition, artificial intelligence technologies are evolving at a fast pace and being adopted, which may increase potential cybersecurity risks.

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

The loss of significant brokers or customers, could materially and adversely affect our business, financial condition and results of operations.

A significant portion of our business is placed through brokered transactions (for Open Market segment) or direct placements (for Innovations segment). For the Open Market segment, our four largest brokers each accounted for more than 10% of our gross written premiums, and in the aggregate, they accounted for approximately 73.3% of the segment’s gross premiums written in 2024. For the Innovations segment, we had two customer that accounted for 37.8% of the segment’s gross premiums written in 2024. Accordingly, we are exposed to concentration risk for both Open Market and Innovations segments. To lose or fail to expand all or a substantial portion of the business provided through brokers or direct customers could materially and adversely affect our business, financial condition and results of operations.

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

Our reinsurance balances receivable from brokers and cedents at December 31, 2024 totaled $704.5 million, which included premiums, ceding commissions receivable, and funds at Lloyd’s, a majority of which are not collateralized (see Part II, Item 8.
Note 16. “Commitments and Contingencies” to the consolidated financial statements). We cannot provide assurance that such receivables will be collected or that valuation allowances or write-downs for uncollectible balances will not be required in future periods.

We may not successfully alleviate risk through reinsurance arrangements. Additionally, we may be unable to collect, which could adversely affect our business, financial condition, and results of operations.

As part of our risk management, from time to time, we seek to purchase reinsurance for certain liabilities we reinsure to mitigate the effect of a potential concentration of losses upon our financial condition. At December 31, 2024, total loss recoverables were $85.8 million, a majority of which are not collateralized (see Part II, Item 8. Note 8 “Retrocession” to the

consolidated financial statements). The insolvency or inability or refusal of a retrocessionaire to make payments under the terms of its agreement with us could have an adverse effect on us because our obligations to our clients would remain.

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

Our credit facilities require us and/or certain of our subsidiaries to comply with certain covenants, including restrictions on our ability to place a lien or charge on pledged assets, issue debt, and in certain circumstances, on the payment of dividends. For more details, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity”. Our failure to comply with these or other covenants could result in an event of default under the respective credit facilities or any credit facility we may enter into in the future, which, if not cured or waived, could result in us being required to repay the amounts outstanding under these facilities prior to maturity. As a result, our business, financial condition, and results of operations could be materially and adversely affected.

We may not successfully obtain the necessary credit facilities to support our business strategy.

As noted in “Part 1, Item 1. Business - Regulations”, we are required to provide letters of credit or collateral to jurisdictions in which we are not licensed or admitted as a reinsurer. In addition to the CIBC LOC facility entered in late 2023, we expanded the available letters of credit facilities by adding the Uncommitted HSBC LC Facility and the Uncommitted Citibank LC Facility in late 2024. (see Note 16 “Commitments and Contingencies - Letters of Credit and Trusts” of the consolidated financial statements). Neither the Uncommitted Citibank LC Facility nor the Uncommitted HSBC LC Facility are a committed facility, which means Citibank and HSBC can decide not to issue the LC under the respective facility when we attempt to draw upon it. In addition, we cannot assure you that we will be able to obtain additional credit facilities in the future on favorable terms or at all.

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

Our functional currency is the U.S. dollar. However, we expect to write a portion of our business in currencies other than the U.S. dollar. We may incur foreign currency exchange gains or losses as we ultimately receive premiums and settle claims in foreign currencies. In addition, Solasglas may invest in securities or cash denominated in currencies other than the U.S. dollar. Consequently, we may experience exchange rate losses to the extent that our foreign currency exposure is not hedged, which could materially and adversely affect our business. If we or Solasglas hedge our foreign currency exposure through forward foreign currency exchange contracts or currency swaps, we will be subject to the risk that the hedging counterparties to such arrangements may fail to perform.

Natural disasters and other catastrophic events may adversely affect our operations and disrupt our business.

Our corporate headquarters are located in the Cayman Islands, a geographic region which is susceptible to natural disasters such as hurricanes and earthquakes as well as other potentially catastrophic events. If the Cayman Islands were to experience a major hurricane, earthquake or other catastrophic event, our corporate headquarters could be severely damaged and our operations could suffer significant disruption. There can be no assurance that our disaster recovery and business continuity plans will perform as expected and, if they don’t, our business could be materially adversely effected.

Risks Relating to Insurance and Other Regulations

Any suspension or revocation of any of our licenses would materially and adversely affect our business, financial condition and results of operations.

Greenlight Re is licensed as a reinsurer in both the Cayman Islands and the EEA. We are also licensed to write insurance business in the U.K. and the EEA through our Syndicate 3456. Viridis Re is also licensed as a reinsurer in the Cayman Islands. The suspension or revocation of any of our licenses to do business in either of these jurisdictions for any reason would mean that we would not be able to enter into any new reinsurance contracts in that jurisdiction until the suspension ended or we became licensed in another jurisdiction. The process of obtaining licenses is time-consuming and costly, and we may not be able to become licensed in another jurisdiction in the event we choose to. Any such suspension or revocation of our license would negatively impact our reputation in the (re)insurance marketplace, could have a material adverse effect on any potential license application and would materially and adversely affect our business, financial condition and results of operations.

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

The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations (2018 Revision) (the “Capital and Solvency Regulations”) impose on Greenlight Re as a Class D reinsurer to maintain minimum statutory capital and surplus equal to the greater of: a) the minimum capital requirement of $50 million and b) the prescribed capital requirement and impose on Viridis Re a requirement to maintain minimum statutory capital of $0.2 million for a Class B(iii) general reinsurer and the prescribed capital requirement (the “Capital Requirements”). At December 31, 2024, both Greenlight Re and Viridis Re were in compliance with their respective Capital Requirements - see Note 18 “Statutory Requirements” of the consolidated financial statements.

GRIL, our Irish subsidiary, is required to comply with risk-based solvency requirements under the European legislation known as “Solvency II,” including calculating and maintaining a minimum capital requirement and solvency capital requirement. At December 31, 2024, GRIL’s minimum capital requirement and solvency capital requirement was approximately $9.9 million and $39.8 million, respectively. At December 31, 2024, GRIL was in compliance with the capital requirements required under the Irish Insurance Acts and Regulations.

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

We currently are admitted to do reinsurance business in the Cayman Islands and the EEA. We are also licensed to write insurance business in the U.K. and the EEA through our Syndicate 3456. Our operations in these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our subsidiaries are domiciled require that, among other things, these subsidiaries maintain minimum levels of statutory or regulatory capital, surplus, and liquidity, meet solvency standards, submit to periodic examinations of their financial condition, and restrict payments of dividends and reductions of capital. Statutes, regulations, and policies that our subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments, and distribute funds.

More specifically, with respect to GRIL, Solvency II governs the prudential regulation of insurers and reinsurers, and requires insurers and reinsurers in Europe to meet risk-based solvency requirements. It also imposes group solvency and governance requirements on groups with insurers and/or reinsurers operating in the EEA. A number of European Commission delegated acts and technical standards have been adopted, which set out more detailed requirements based on the overarching provisions of the Solvency II Directive. However, further delegated acts, technical standards, and guidance are likely to be published on an ongoing basis.
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

As a matter of Cayman Islands law, a director of a Cayman Islands company is in the position of a fiduciary with respect to the company and therefore it is considered that they owe certain duties to the company, including the following: a duty to act in good faith and in what they consider to be in the best interests of the company; a duty not to make a profit out of their position as director (unless the company permits them to do so); a duty to exercise their powers for the purposes for which they are conferred; and a duty not to put themselves in a position where the interests of the company conflict with their personal interest or their duty to a third party. A director of a Cayman Islands company owes to the company a duty to act with skill and care. A director will need to exhibit in the performance of their duties both the degree of skill that may reasonably be expected from a subjective perspective determined by reference to their knowledge and experience and the skill and care objectively to be expected from a person occupying office as a director of the company.

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

Risks Relating to Our Solasglas Investment Strategy

Our investment performance depends in part on the performance of Solasglas and may suffer as a result of adverse in financial markets or other factors that impact Solasglas’ liquidity.

Our operating results depend in part on the performance of Solasglas. We cannot provide assurance that DME Advisors, on behalf of Solasglas, will successfully structure investments in relation to our liquidity needs or liabilities. Failure to do so could force us to make redemptions from Solasglas that cause DME Advisors to liquidate investments at a significant loss or at prices that are not optimal, which could materially and adversely affect our financial results.

The risks associated with Solaglas’ value-oriented investment strategy may be substantially greater than the risks associated with traditional fixed-income investment strategies. In addition, long equity investments may generate losses if the market declines. Similarly, short equity investments may generate losses in a rising market. The success of the Solasglas investment strategy may also be affected by general economic conditions. Unexpected market volatility and illiquidity associated with our investment in Solasglas could materially and adversely affect our investment results, financial condition, or results of operations.

Solasglas may be concentrated in a few large positions, which could result in material adverse valuation movements.

Our Board of Directors has adopted our investment guidelines, which provide that Solasglas may not commit more than, 10% of Greenlight Re Surplus (as defined in the Solasglas LPA) and 7.5% of GRIL Surplus (as defined in the Solasglas LPA) to any single investment, unless a waiver has been obtained by the Board of Directors of Greenlight Re or GRIL, as applicable. At December 31, 2024, we were in compliance with these investment guidelines.

In addition, GRIL’s investment guidelines require that the ten largest investments shall not constitute more than 40% of the GRIL Surplus, and GRIL’s investment portfolio shall at all times, unless waived by the GRIL board of directors, be composed of a minimum of 50 debt or equity securities of publicly traded companies. From time to time, Solasglas may hold a small number of relatively large security positions in relation to our capital accounts. Since Solasglas may not be widely diversified by security or by industry, it may be subject to more rapid changes in value than would be the case if our investment portfolio were required to maintain a wide diversification among companies, securities industries, and types of securities.

Under the Solasglas LPA, we are contractually obligated to invest substantially all our assets in Solasglas with certain exceptions. Solasglas’ performance depends on the ability of DME Advisors to select and manage appropriate investments.

DME Advisors acts as the exclusive investment advisor for Solasglas. Apart from funds required for collateral purposes, funds allocated to our Innovations investment strategy, risk management, and other operational needs, we are contractually obligated to use commercially reasonable efforts to cause substantially all investable assets of Greenlight Re and GRIL to be contributed to Solasglas. Although DME Advisors is contractually obligated to follow the investment guidelines of both Greenlight Re and GRIL, we cannot provide assurance as to how DME Advisors will allocate our investable assets to different investment opportunities.

The performance of the Solasglas investment portfolio depends to a great extent on the ability of DME Advisors to select and manage appropriate investments for Solasglas. We cannot assure you that DME Advisors will successfully meet our investment objectives and the failure of DME Advisors to perform adequately could materially and adversely affect our business, results of operations, and financial condition.

We have limited control over Solasglas and Solasglas LPA limits our ability to use another investment manager.

Under the Solasglas LPA, subject to our investment guidelines and certain other conditions, DME II, as the general partner of Solasglas, has complete and exclusive power and responsibility for all investment and investment management decisions to be undertaken on behalf of Solasglas and for managing and administering the affairs of Solasglas. As a result, we have limited control over Solasglas and there can be no assurance that the interests of DME II in managing Solasglas will always be aligned with our interests. In addition, the Solasglas LPA contains exclusivity and limited termination provisions which severely restricts our ability to use other investment managers for so long as Greenlight Re and GRIL are limited partners in Solasglas. Greenlight Re and GRIL, as limited partners of Solasglas may withdraw upon notice only on the Greenlight Re Relevant Date or the GRIL Relevant Date or “for cause” (each as defined in the Solasglas LPA). Additionally, while GRIL has the right to withdraw as a limited partner in Solasglas due to unsatisfactory long-term performance of DME II or DME Advisors, as determined solely by the Board of Directors of GRIL at the end of each fiscal year during the term of the Solasglas LPA, Greenlight Re does not have this right.
The historical performance of DME Advisors and its affiliates should not be considered indicative of the future results of the Solasglas investment portfolio, our future results, or any returns expected on our ordinary shares.

The historical returns of Solasglas and other funds managed by DME Advisors and its affiliates are not directly linked to our ordinary shares. Results for the Solasglas investment portfolio could differ from those of other funds managed by DME Advisors and its affiliates due to restrictions imposed by our investment guidelines and other factors.

Potential conflicts of interest with DME Advisors and its affiliates may exist that could adversely affect us.

DME Advisors and its affiliates, in addition to managing Solasglas, may engage in investment and trading activities for their own accounts and/or for the accounts of third parties. None of DME Advisors or its affiliates, including David Einhorn, Chairman of our Board of Directors and the President of Greenlight Capital, Inc., is obligated to devote any specific amount of time, effort or allocation, or prioritize any investment opportunity, to Solasglas or to address possible or actual conflicts among the accounts they may manage, which may adversely affect Solasglas’ investment returns, and, correspondingly, our investment returns.

In addition, under Cayman Islands laws, Mr. Einhorn is not legally restricted from making decisions with respect to Greenlight Re’s investment guidelines. Accordingly, his involvement as a member of the Boards of Directors of Greenlight Capital Re and Greenlight Re may lead to a conflict of interest.

DME Advisors and its affiliates may also manage accounts whose advisory fee schedules, investment objectives, and policies differ from those of Solasglas, which may cause DME Advisors and its affiliates to effect trading in one account that may have an adverse effect on another account, including Solasglas.

Certain investments made by Solasglas may have limited liquidity and lack valuation data which could create a conflict of interest.

Our investment guidelines allow Solasglas to invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of Solasglas to execute trade orders at desired prices and may impact our ability to fulfill our underwriting payment obligations. To the extent that Solasglas invests in securities or instruments for which market quotations are not readily available, the valuation of such securities and instruments for purposes of compensation will be determined by DME Advisors, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error.

If DME Advisor’s risk management methodologies are ineffective, we may be exposed to material unanticipated losses.

DME Advisors and its affiliates continually refine its risk management techniques, strategies, and assessment methods. However, its risk management techniques and strategies do not fully mitigate the risk exposure of its funds and managed accounts, including Solasglas, in all economic or market environments or against all types of risk, including risks that it might fail to identify or anticipate. Any failures in DME Advisors’ risk management techniques and strategies to accurately quantify risk exposure could affect the risk-adjusted returns of Solasglas. In addition, any risk management failures could cause losses to be significantly greater than historical measures predict. DME Advisors’ approach to managing those risks could prove insufficient, exposing Solasglas, and correspondingly our Solasglas investment portfolio, to material unanticipated or material losses.

The compensation arrangements of Solasglas may create an incentive to effect transactions that are risky or speculative.

Pursuant to the Solasglas LPA, each of Greenlight Re and GRIL is obligated to pay a performance allocation of 20% to DME II at the end of each performance period based on its positive performance change to its capital account, subject to a modified loss carry forward provision.

The loss carry forward provision contained in the Solasglas LPA allows DME II to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which Solasglas has incurred a loss until all losses are recouped and an additional amount equal to 150% of the loss is earned.

While the performance compensation arrangement contained in the Solasglas LPA provides that losses will be carried forward as an offset against net profits in subsequent periods, DME II and DME Advisors generally will not otherwise be penalized for losses or decreases in the value of our portfolio under the Solasglas LPA. These performance compensation arrangements may incentivize DME Advisors to engage in transactions that focus on the potential for short-term gains rather than long-term growth or that are particularly risky or speculative.

DME Advisors’ representatives’ service on boards and committees may place trading restrictions on our investments and may subject us to indemnification liability.

DME Advisors may, from time to time, place its or its affiliates’ representatives on creditors’ committees and/or boards of certain companies in which Solasglas has invested. While such representation may enable DME Advisors to enhance the sale value of Solasglas’ investments, it may also prevent Solasglas from freely disposing of investments. The IAA provides for the indemnification of DME Advisors or any other person designated by DME Advisors for claims arising from such board representation.

We and Solasglas are exposed to credit risk from counterparties that may default on their obligations to us.

We and Solasglas are exposed to credit risk from counterparties that may default on their obligations to us or it. The amount of the maximum exposure to credit risk is indicated by the carrying value of our and Solasglas’ financial assets. In addition, Solasglas holds the securities of our investment portfolio with prime brokers and has credit risk from the possibility that one or more of them may default on their obligations to Solasglas.

Issuers or borrowers whose securities or debt Solasglas holds, customers, reinsurers, clearing agents, exchanges, clearing houses, and other financial intermediaries and guarantors may default on their obligations to us and/or Solasglas due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a significant and negative effect on us and/or Solasglas and, correspondingly, our investment portfolio and our results of operations, financial condition, and cash flows.

Solasglas effectuates short sales that subject our capital accounts to material and adverse loss potential.

Solasglas enters into transactions in which it sells a security it does not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales subject our capital accounts in Solasglas to material and adverse loss potential since the market price of securities sold short may continuously increase. Short sales may result in a substantial loss and may expose us to a loss exceeding the original amount invested.

Short-sale transactions have been subject to increased regulatory scrutiny and Solasglas’ ability to execute a short selling strategy may be materially and adversely impacted by new rules, interpretations, prohibitions, and restrictions adopted in response to adverse market events.

As a result, Solasglas may be unable to effectively pursue a short-selling strategy which may adversely affect Solasglas’ investment returns, and correspondingly, our investment returns.

Solasglas may trade on margin and use other forms of financial leverage, which may increase the risk of our investment portfolio.

Our investment guidelines allow Solasglas to trade on margin and use other forms of financial leverage. Solasglas relies on prime brokers to extend leverage and such prime brokers may elect not to provide leverage to Solasglas. Fluctuations in the market value of our investment in Solasglas could have a disproportionately large effect in relation to our capital. Any event which may adversely affect the value of positions Solasglas holds could materially and adversely affect the net asset value of our investment portfolio and our results of operations.

Solasglas may transact in derivatives trading, which may increase the risks associated with our investment portfolio.

Derivative instruments, or derivatives, include futures, options, swaps, structured securities, and other instruments and contracts that derive their value from one or more underlying securities, financial benchmarks, currencies, commodities, or indices. There are a number of risks associated with derivatives trading. Because many derivatives are leveraged, a relatively small adverse market movement may result in a substantial loss and may expose us to a loss exceeding the original amount invested. Derivatives may also expose Solasglas, and correspondingly, our investment portfolio, to liquidity risk as there may not be a liquid market within which to close or dispose of outstanding derivative contracts. The counterparty risk lies with each party with whom Solasglas contracts for the purpose of making derivative investments. In the event of the counterparty’s default, Solasglas will generally only rank as an unsecured creditor and risk the loss of all or a portion of the amounts Solasglas is contractually entitled to receive.

Risks Relating to Our Innovations Strategy

The carrying values of our Innovations investments may differ significantly from those that would be used if we carried these investments at fair value. Additionally, we have a material concentration in our top five holdings at December 31, 2024.

Our Innovations investments include private investments and unlisted equities in early-stage or start-up entities for which no active market may exist. We carry these investments on our consolidated balance sheets at cost, less impairment, plus or minus observable price changes (see “Critical Accounting Estimates - “Investments” under “Part II, Item 8. Management Discussion and Analysis of Financial Condition and Results of Operations”). These carrying values may differ significantly from those that would be used if we carried them at fair value. If we were required to liquidate all or a portion of these investments quickly, we could realize significantly less than the carrying value. The carrying value of our Innovations investments may become concentrated in a limited number of entities as a result of subsequent remeasurement and/or have significant exposure to certain geographic areas or economic sectors. The concentration of investments can increase investment risk and volatility. At December 31, 2024, our top five holdings accounted for 70% of the total carrying value. Any of the foregoing could result in a decline in our investment performance and capital resources and, accordingly, could materially and adversely affect our financial results and results of operations.

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

The current macroeconomic environment is characterized by high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our Innovations investments and the businesses of the entities in which we have invested are more severe during periods of economic slowdown or recession.

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

When we make a minority equity investment through our Innovations segment, we are subject to the risk that an entity may make business decisions with which we disagree. The other equity holders and management of the entity may take risks or otherwise act in ways that do not serve our interests. As a result, an entity may make decisions that could decrease the value of our investment.

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

At December 31, 2024, we had $60.7 million of debt outstanding that matures on August 1, 2026. Our level of debt and the provisions of such debt could have significant consequences, which include, but are not limited to, the following:
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

The courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, the judgment must be obtained in a court of law which had jurisdiction over the judgment debtor, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings, including if concurrent proceedings are being brought elsewhere.

We are not aware nor have we been advised of any reported class action having been brought in a Cayman Islands court. Derivative actions have been brought in the Cayman Islands courts, and the Cayman Islands courts have confirmed the availability for such actions. Generally, we will be the proper plaintiff in any claim based on a breach of duty owed to us, and a claim against (for example) our officers or directors usually may not be brought by a shareholder. However, based both on Cayman Islands authorities and on English authorities, which would in all likelihood be of persuasive authority and be applied by a court in the Cayman Islands, exceptions to the foregoing principle apply including, for example, in circumstances in which those who control the company are perpetrating a “fraud on the minority.”

A shareholder may have a direct right of action against us where the individual rights of that shareholder have been infringed or are about to be infringed, and may have a direct right of action against us in circumstances where our Board of Directors exercise their powers for an improper purpose (or are about to exercise their powers for an improper purpose).

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

The Government of the Cayman Islands, does not, under existing legislation, impose any income, corporate or capital gains tax, estate duty, inheritance tax, gift tax or withholding tax upon Greenlight Re, GLRE or Viridis Re. Each of Greenlight Re, GLRE and Viridis Re have applied for and received an undertaking from the Governor-in-Cabinet of the Cayman Islands that, in accordance with Section 6 of the Tax Concessions Act (as revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking (until December 2043 in the case of Viridis Re and until January 2045 in the case of Greenlight Re and GLRE), each company will be exempt from any law which is enacted in the Cayman Islands imposing any tax on profits, income, gains or appreciations of Greenlight Re, GLRE or Viridis Re or their operations. We cannot be assured that after the expiration of the respective certificates that we would not be subject to any such tax. As the law currently stands, upon the expiration of the current exemption, it will be possible for us to apply for another 20 year exemption for each of Greenlight Re, GLRE and Viridis Re, which we plan to do. If we were to become subject to taxation in the Cayman Islands, our financial condition and results of operations could be materially and adversely affected.

We may be subject to United States federal income taxation.

Greenlight Capital Re, Greenlight Re and Viridis Re are incorporated under the laws of the Cayman Islands, and GRIL is incorporated under the laws of Ireland. These entities intend to operate in a manner that will not cause us to be treated as engaging in a trade or business within the United States and will not cause us to be subject to current United States federal income taxation on Greenlight Capital Re’s, Greenlight Re’s, Viridis Re’s and/or GRIL’s net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot provide assurance that the United States Internal Revenue Service (the “IRS”), will not successfully assert that Greenlight Capital Re, Greenlight Re, Viridis Re and/or GRIL are engaged in a trade or business within the United States. If the IRS were to successfully assert that Greenlight Capital Re, Greenlight Re, Viridis Re and/or GRIL have been engaged in a trade or business within the United States in any taxable year, various adverse tax consequences could result, including the following: Greenlight Capital Re, Greenlight Re, Viridis Re and/or GRIL may become subject to current United States federal income taxation on its net income from sources within the United States; Greenlight Capital Re, Greenlight Re, Viridis Re and/or GRIL may be subject to United States federal income tax on a portion of its net investment income, regardless of its source; and Greenlight Capital Re, Greenlight Re, Viridis Re and/or GRIL may be subject to United States branch profits tax on profits deemed to have been distributed out of the United States.

United States persons who own ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of ordinary shares.

Passive Foreign Investment Company. Potential adverse United States federal income tax consequences, including certain reporting requirements, generally apply to any United States person who owns shares in a passive foreign investment company, or a “PFIC”. We believe that based upon implementation of our business plan, none of Greenlight Capital Re, Greenlight Re, Viridis Re or GRIL will be, or should be, a PFIC for the current taxable year or for any foreseeable future years.

In general, any of Greenlight Capital Re, Greenlight Re, Viridis Re or GRIL would be a PFIC for a taxable year if either (i) 75% or more of its income constitutes “passive income” or (ii) 50% or more of its assets produce “passive income”, or are held for the production of passive income. Passive income generally includes interest, dividends and other investment income. However, under an “active insurance” exception, income is not treated as passive if it is derived in the active conduct of an insurance business by a qualifying insurance corporation. A qualifying insurance corporation is an insurance company which has applicable insurance liabilities, as reported on its annual financial statement, exceeding 25% of its total assets. Applicable insurance liabilities means, with respect to our property and casualty reinsurance business, reserves for loss and loss adjustment expenses, and excluding unearned premium reserves.

The exception for insurance companies is intended to ensure that a qualifying insurance entity’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We intend to operate our business with financial reserves and applicable insurance liabilities at levels that should not cause us to be deemed PFICs, although we cannot provide definitive assurance that we will be successful in structuring our operations to meet such levels nor can we ensure that the IRS will not successfully challenge our status. If we are unable to underwrite sufficient amount of risks and maintain a sufficient amount of applicable insurance liabilities, any of Greenlight Capital Re, Greenlight Re, Viridis Re or GRIL may become a PFIC.

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

Controlled Foreign Corporation (“CFC”). United States persons who, directly or indirectly or through attribution rules, own 10% or more of the total combined voting power or value of our shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the CFC rules, each United States 10% shareholder must annually include their pro-rata share of the CFC’s “subpart F income” and “global intangible low-tax income” in their gross income in the year earned by the CFC, even if no distributions are made. This income inclusion rule does not apply to United States persons that are partnerships. In general, a foreign insurance company will be treated as a CFC only if during the taxable year United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the entity’s shares. We believe that the dispersion of our ordinary shares among holders and the restrictions placed on transfer, issuance or repurchase of our ordinary shares, will in most cases prevent shareholders who acquire ordinary shares from being United States 10% shareholders. We cannot provide assurance, however, that these rules will not apply to you if you are or become a United States 10% shareholder. In particular, recent changes to the definition of a United States 10% Shareholder, whereby both vote and value are tested, and recent changes to the constructive ownership rules, whereby shares owned by non-United States persons can be attributed to United States persons, may increase the likelihood of these rules applying. If you are a United States person, we strongly urge you to consult your own tax advisor concerning the CFC rules.

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

a United States person (other than a partnership) who owns ordinary shares directly or indirectly on the last day of the taxable year would most likely be required to include their pro-rata share of our related person insurance income for the taxable year in their income. This amount would be determined as if such related person insurance income were distributed proportionally to the United States persons at that date. We do not expect that we will knowingly enter into reinsurance agreements in which, in the aggregate, the direct or indirect insureds are, or are related to, owners of 20% or more of the ordinary shares. We do not believe that the 20% gross insurance income threshold will be met. However, we cannot provide assurance that this is or will continue to be the case. Consequently, we cannot provide assurance that a person who is a direct or indirect United States shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.

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

At December 31, 2024, we met the bright-line applicable insurance liabilities test. However, there is still substantial uncertainty regarding the application of the test. We cannot guarantee that we will continue to meet the bright-line applicable insurance liabilities test in future periods. In the event that we cannot meet this test, shareholders that are United States persons will be subject to United States income taxation on our undistributed earnings.

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

Based on our past and current projections of our income and assets, we do not expect the Company to be a PFIC for the 2024 taxable year or for the foreseeable future. However, since our projections may differ from our actual business results and our market capitalization and value of our assets may fluctuate, we cannot definitively assure you that we will not be or become a PFIC in the current taxable year or any future taxable year.

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

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax neutral jurisdictions and preferential tax regimes in countries around the world. The Cayman Islands was removed from the EU’s list of non-cooperative jurisdictions for tax purposes in October 2020 following the introduction of economic substance and private funds legislation and it is considered to be a country which co-operates with the EU with no pending commitments. While the Cayman Islands is currently on the list of co-operative jurisdictions, we are not able to predict if additional requirements will be imposed, and if so, whether changes arising from such additional requirements will subject us to additional taxes. The Cayman Islands’ economic substance legislation was evaluated in June 2019 by the OECD’s Forum on Harmful Tax Practices as “not harmful”, which is the highest rating possible. There are no immediate regulatory, tax, trade or other legal impacts to the Company, but we are not able to predict any future EU actions.

On October 8, 2021, the OECD announced an accord endorsing and providing an implementation plan for a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as “Pillar Two.” While the Company is not currently aware of any definitive actions being taken in the Cayman Islands to implement a minimum tax, in Ireland, a bill implementing Pillar Two was signed into law on December 18, 2023, including an “undertaxed profit rule” that will come into effect in 2025. In the United Kingdom, legislation implementing an “undertaxed profit rule” under Pillar Two with effect as of 2025 was included in the Finance Bill 2024-2025. If the Cayman Islands does not adopt a minimum tax, the undertaxed profits rule may allow Irish or United Kingdom tax authorities to collect more tax from our Irish or United Kingdom companies. The global minimum tax rules implemented in different jurisdictions (including the undertaxed profit rule) would apply to overseas profits of multinational firms with annual revenue of more than €750 million. While these global minimum tax rules are not expected to apply to the Company as currently proposed and being implemented in jurisdictions applicable to the Company’s operations, due to the Company’s revenues currently falling below the proposed annual revenue threshold, adjustments to the threshold or continued growth of the Company’s revenues could impact the Company in future periods. Further, even if the Company did eventually meet the applicable threshold due to continued revenue growth or otherwise, then given the size and structure of the Company, the Company may be eligible to meet an initial phase transitional safe harbor provided for in the model rules of the accord (and incorporated into the Irish and UK legislation), which provides relief from taxation under the accord for a period of up to five additional years after the Company comes within the scope of the rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity is a complex and constantly evolving risk that we are committed to understanding and mitigating. The foundation of our information security practices is rooted in the principles set forth by the National Institute of Standards and Technology ("NIST"), ensuring a robust and comprehensive approach to safeguarding our digital assets. This program provides standards, guidelines, and best practices for improving our cybersecurity risk management. To effectively manage our cybersecurity risk, we employ a comprehensive approach encompassing risk assessment, identification, and mitigation, all aligned with the rigorous standards and principles. Cybersecurity and IT compliance risk metrics are monitored regularly to assess, identify, manage and protect our environment. Periodic audits of IT and Cybersecurity are carried out as part of internal and external audits, are performed by professionals and form a part of our overall risk management system and processes.

Our approach to third-party cybersecurity underscores a commitment to robust risk management and adherence to industry best practices. By implementing comprehensive measures in line with recognized standards, we ensure that our third-party cybersecurity protocols are aligned with rigorous standards. Regular assessments, SOC reviews, and collaborative efforts are integral components of our strategy, aimed at fostering a secure and resilient ecosystem that safeguards sensitive information and maintains the integrity of our digital infrastructure in partnership with external entities.

We have a Chief Information Security Officer ("CISO") and have an IT Steering Committee ("ITSC"). Our CISO is responsible for establishing the cybersecurity vision for the Company, determining and prioritizing cybersecurity initiatives, and keeping abreast of developing security threats. The ITSC reports to the Board and Audit Committee, is chaired by our Head of IT and Software Development (“Head of IT”), and has our CISO, CFO, COO, and SEC Reporting Officer as some of its members. Our CISO brings over three decades of expertise in the IT Industry and is a member of ISACA, showcasing a rich portfolio of industry certifications like the Certified Information Security Manager (“CISM”), Certified Data Privacy Solutions Engineer (“CPDSE”), and Microsoft Certified Systems Engineer (“MCSE”). The CISO also holds accreditations from vendors such as CISCO and Microsoft. Our Head of IT brings two decades of experience in aligning technology initiatives with business goals and managing IT strategy. With a background of over 15 years in insurance and reinsurance, the Head of IT is responsible for ensuring the implementation and adherence to governance and cybersecurity frameworks. Other members of the ITSC hold relevant qualifications and collectively, the ITSC has substantial experience and expertise in cybersecurity, risk, strategy, and management.

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

IT and cybersecurity are a standing Board agenda item, with quarterly presentations to the Board from the IT leadership quarterly. Our Audit Committee assists the Board in its oversight responsibilities regarding our systems, policies, and procedures relating to technology and cybersecurity. The Audit Committee’s charter mandates that the Audit Committee reviews our technology and cybersecurity systems, policies, and procedures (including those relating to our assessment of third-party provider cybersecurity controls) with management. The Audit Committee is further tasked with discussing with management the policies with respect to risk assessment and risk management, including those related to technology and cybersecurity. An IT and Cybersecurity presentation is made to the Audit Committee quarterly and additionally as needed, to inform it of any new or emerging cybersecurity threats or risks.

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

We believe that our office space is sufficient for us to conduct our operations for the foreseeable future. For further discussion of our lease commitments at December 31, 2024, refer to Note 16 “Commitments and Contingencies” of the consolidated financial statements.

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

On March 7, 2025, there were 67 holders of record of our ordinary shares. This figure does not include the beneficial owners of our ordinary shares held in “street name” or held through participants in depositories, such as the Depository Trust Company.

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

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. Our Board of Directors would only approve a dividend after taking into account our capital and liquidity position. In addition, a credit facility prohibits us from paying dividends (i) during an event of default as defined in the credit agreement, (ii) if such payment would reasonably be expected to have a material adverse effect on the Company and its subsidiaries or (iii) if we are not in compliance with certain specified financial covenants pertaining to leverage, capital requirements and minimum liquidity. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position, and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends are discretionary, and our Board of Directors may, at any time, modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. At December 31, 2024, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Performance Graph

Presented below is a line graph comparing the yearly change in the cumulative total shareholder return on our ordinary shares for the five year period commencing December 31, 2019 through December 31, 2024 against the total return index for the Russell 2000 Index, or RUT, and the S&P 500 Property & Casualty Insurance Index, or S&P Insurance Index, for the same period. The performance graph assumes $100 invested on December 31, 2019 in the ordinary shares of Greenlight Capital Re, the RUT and the S&P Insurance Index. The performance graph also assumes that all dividends are reinvested.

Share Price Performance
210
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
50
40
30
20
10
Return ($)
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Refer to Note 10 “Share Capital” of the consolidated financial statements for a summary of our share repurchase plan (the “Plan”). There were no share repurchases made during the quarter ended December 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for the years ended December 31, 2024, and 2023. Except for the “Results by Segment” section of this MD&A, comparisons between 2023 and 2022 have been omitted from this Annual Report, but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. Accordingly, this information is incorporated by reference.

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto presented in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts may not reconcile due to rounding differences.

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

We earned a net income of $42.8 million for the year ended December 31, 2024, a decrease of $44.0 million, or 51% compared to the prior year, predominantly due to higher losses from catastrophe and weather-related events (collectively referred as “CAT losses”), coupled with unfavorable foreign exchange movement in 2024.

The following is a summary of our financial performance for the year ended December 31, 2024, compared to the prior year:
•Gross premiums written was $698.3 million, an increase of 9.7%;
•Net premiums earned was $620.0 million, an increase of 6.3%;
•Net underwriting loss was $8.2 million, compared to net underwriting income of $32.0 million;
•Total investment income was $79.6 million, an increase of 10.3% (including 9.8% net return from our investment in Solasglas, compared to 9.4%);
•Foreign exchange losses were $5.6 million, compared to foreign exchange gains of $11.6 million;
•Diluted EPS was $1.24, compared to $2.50, a decrease of 50%; and
•Fully diluted book value per share was $17.95, an increase of $1.21, or 7.2%.

Outlook and Trends

Reinsurance market conditions

As the key January 1, 2025, renewal period progressed, we saw increased competition which put pressure on headline rate; however, attachment points and other terms & conditions largely held firm. We were able to achieve signings to construct a diversified portfolio that met our risk appetite and profitability requirements. Looking forward to 2025, we believe that market conditions are still broadly, but not uniformly, positive. We will continue to write business where we believe the price adequately compensates us for the risk.

General economic conditions

There are many factors contributing to an uncertain global economic outlook, and in particular, we believe that inflationary trends of recent years could persist. We continue to consider the potential impact of relevant economic factors on our underwriting portfolio. On the investment side, DME Advisors regularly monitors and re-positions Solasglas’ investment portfolio to manage the impact of inflation on its underlying investments and holds macro positions to benefit from a rising inflationary environment.

Revenues and Expenses

Revenues

We derive our revenues from two principal sources:

•premiums from reinsurance on property and casualty business assumed (net of any premiums ceded) - see “Critical Accounting Estimates” section of this MD&A; and
•income from investments, including:
•income (or loss) generated from our investment in Solasglas, net of management fee and performance compensation;
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

Expenses

Our expenses consist primarily of the following:

●	underwriting losses and LAE;
●	acquisition costs;
●	underwriting expenses
●	corporate and other expenses; and
●	interest expense on deposit-accounted contracts and debt.

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

Underwriting expenses consist primarily of compensation costs related to our underwriting activities, in addition to an allocation of corporate overhead costs.

Corporate and other expenses consist primarily of compensation costs related to non-underwriting activities, including Innovations related investments and corporate personnel. Additionally, these also include professional fees (non-claim related), travel and entertainment, information technology, rent, and other general operating costs, net of an allocation to underwriting expenses.

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

We use the following non-GAAP financial measure in this Annual Report.

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

Fully diluted book value per share represents basic book value per share combined with any dilutive impact of in-the-money stock options and all outstanding restricted stock units, or “RSUs”. We believe these adjustments better reflect the ultimate dilution to our shareholders.

The following table presents a reconciliation of the fully diluted book value per share to basic book value per share (the most directly comparable U.S. GAAP financial measure):

	December 31, 2024	December 31, 2023	December 31, 2022
Numerator for basic and fully diluted book value per share:
Total equity as reported under U.S. GAAP	$635,879	$596,095	$503,120
Denominator for basic and fully diluted book value per share:
Ordinary shares issued and outstanding as reported and denominator for basic book value per share	34,831,324	35,336,732	34,824,061
Add: In-the-money stock options (1) and all outstanding RSUs	590,001	264,870	277,960
Denominator for fully diluted book value per share	35,421,325	35,601,602	35,102,021

Basic book value per share	$18.26	$16.87	$14.45
Increase in basic book value per share ($)	$1.39	$2.42	$0.40
Increase in basic book value per share (%)	8.2%	16.8%	2.8%

Fully diluted book value per share	$17.95	$16.74	$14.33
Increase in fully diluted book value per share ($)	$1.21	$2.41	$0.34
Increase in fully diluted book value per share (%)	7.2%	16.8%	2.4%
(1) Assuming net exercise by the grantee.

Consolidated Results of Operations

The table below summarizes our consolidated operating results.

	2024	2023	Change
Underwriting results:
Gross premiums written	$698,335	$636,810	$61,525
Net premiums written	$621,265	$594,048	$27,217
Net premiums earned	$619,954	$583,147	$36,807
Net loss and LAE incurred:
Current year	(406,465)	(348,798)	(57,667)
Prior year (1)	(20,804)	(11,206)	(9,598)
Net loss and LAE incurred	(427,269)	(360,004)	(67,265)
Acquisition costs	(176,775)	(168,877)	(7,898)
Underwriting expenses	(22,857)	(19,587)	(3,270)
Deposit interest income (expense), net	(1,228)	(2,687)	1,459
Net underwriting income (loss)	(8,175)	31,992	(40,167)

Investment results:
Income from investment in Solasglas	33,605	28,696	4,909
Net investment income	45,954	43,408	2,546
Total investment income	79,559	72,104	7,455

Corporate and other expenses	(16,377)	(23,653)	7,276
Foreign exchange gains (losses)	(5,606)	11,566	(17,172)
Other income, net	—	265	(265)
Interest expense	(5,836)	(5,344)	(492)
Income tax expense	(749)	(100)	(649)
Net income	$42,816	$86,830	$(44,014)
Diluted earnings per share	$1.24	$2.50	$(1.26)

Underwriting ratios:
Current year attritional loss ratio	56.3%	54.9%	1.4%
CAT loss ratio	9.3%	4.9%	4.4%
Current year loss ratio	65.6%	59.8%	5.8%
Prior year reserve development ratio	3.4%	1.9%	1.5%
Loss ratio	69.0%	61.7%	7.3%
Acquisition cost ratio	28.5%	29.0%	(0.5)%
Composite ratio	97.5%	90.7%	6.8%
Underwriting expense ratio	3.9%	3.8%	0.1%
Combined ratio	101.4%	94.5%	6.9%
1 The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and deposit interest income and expense, was a loss of $21.8 million in 2024 (2023: $15.7 million).

Consolidated Results of Operations for 2024 compared to 2023

Basic book value per share increased by $1.39 per share, or 8.2%, to $18.26 per share from $16.87 per share at December 31, 2023. Fully diluted book value per share increased by $1.21 per share, or 7.2%, to $17.95 per share from $16.74 per share at December 31, 2023.

For the year ended December 31, 2024, net income decreased by $44.0 million to $42.8 million, driven mainly by the following:

•Underwriting income: Decreased by $40.2 million due to 6.9 percentage points increase in our combined ratio, driven predominantly by an increase in current year attritional and CAT loss ratios. Refer to the “Results by Segment” section of the MD&A for further discussion and analysis.
.
•Investment income: Increased by $7.5 million primarily driven by an increase in income from our investment in Solasglas, which reported a gain of $33.6 million in 2024, compared to $28.7 million in 2023. Solasglas generated a net return of 9.8% for the year ended December 31, 2024, compared to a net return of 9.4% for the same period in 2023. Additionally, we earned additional investment income on funds withheld by third party Lloyd’s syndicates. The Lloyd’s syndicates invest a portion of these funds in fixed maturity securities, equities, and investment funds. We record our share of the investment income and fair value adjustments on these securities when the syndicates report them to us, generally on a quarter in arrears. See Note 13 “Net Investment Income” of the consolidated financial financial statements for further details.

•Corporate and other expenses: Decreased by $7.3 million mainly due to non-recurring severance costs included in 2023, including $4.3 million relating to the separation agreement entered with our former CEO, and lower incentive compensation costs in light of the Company’s weaker performance in 2024. This was partially offset by the increase in other non-underwriting personnel and overhead costs in addition to technology investment to support the business growth.

•Foreign exchange gains (losses): $5.6 million foreign exchange losses for 2024, compared to $11.6 million foreign exchange gains for 2023, driven mainly by a weaker pound sterling movement against the U.S. dollar in 2024.

•Interest expense: Increased by $0.5 million primarily due to unfavorable fair value movement on the interest rate swaps used to partially hedge the Term Loans; offset partially by lower interest expense driven by a decrease in the average outstanding Term Loans balance in 2024.

Results by Segment

During the fourth quarter of 2024, we have revised our operating segments to Open Market and Innovations. See Note 17 “Segment Reporting” for the consolidated segment net income before taxes in 2024, including a reconciliation to net income as reported under U.S. GAAP. Comparatives have been recast to conform with the new reportable segments.

The following is a further discussion and analysis for each reporting segment.

Open Market Segment

Results for the Open Market segment were as follows:

Year ended December 31,	2024	% Change	2023	% Change	2022
Gross premiums written	$603,798	19.7%	$504,435	11.5%	$452,541
Net premiums written	$541,446	16.1%	$466,544	6.6%	$437,799
Net premiums earned	$511,922	9.7%	$466,751	13.6%	$410,877
Net loss and LAE incurred	(341,586)		(262,290)		(268,659)
Acquisition costs	(144,852)		(136,356)		(125,296)
Other underwriting expenses	(19,175)		(16,827)		(11,867)
Deposit interest expense, net	(1,228)		(2,687)		(6,717)
Underwriting income (loss)	5,081		48,591		(1,662)
Net investment income	42,629	14.1%	37,351	662.6%	4,898
Income before income taxes	$47,710		$85,942		$3,236

Underwriting ratios:	2024	% Point Change	2023	% Point Change	2022
Loss ratio	66.7%	10.5%	56.2%	(9.2)%	65.4%
Acquisition cost ratio	28.3%	(0.9)%	29.2%	(1.3)%	30.5%
Composite ratio	95.0%	9.6%	85.4%	(10.5)%	95.9%
Underwriting expenses ratio	4.0%	(0.2)%	4.2%	(0.3)%	4.5%
Combined ratio	99.0%	9.4%	89.6%	(10.8)%	100.4%

Gross Premiums Written

Gross premiums written by line of business were as follows:

							% Change
	2024		2023		2022		2024 to 2023	2023 to 2022
Casualty	$92,471	15.3%	$86,081	17.1%	$82,524	18.2%	7.4%	4.3%
Financial	63,679	10.5%	46,296	9.2%	63,452	14.0%	37.5%	(27.0)%
Health	217	—%	224	—%	227	0.1%	(3.1)%	(1.3)%
Multiline	181,140	30.0%	198,037	39.3%	205,743	45.5%	(8.5)%	(3.7)%
Property	87,922	14.6%	75,820	15.0%	31,347	6.9%	16.0%	141.9%
Specialty	178,369	29.6%	97,977	19.4%	69,248	15.3%	82.1%	41.5%
Total	$603,798	100.0%	$504,435	100.0%	$452,541	100.0%	19.7%	11.5%

Gross premiums written in 2024 increased by $99.4 million or 19.7%, compared to 2023. The increase was predominantly attributable to the following lines of business:
•Financial: new excess of loss treaties in our financial multiline business and an increase in premium volume for our transactional liability business.
•Property: improved pricing in our commercial and property catastrophe business.

•Specialty: improved pricing and new customers in our marine and energy (M&E) business, including Lloyd’s whole account excess of loss treaties. Additionally, there was an increase of $9.0 million in reinstatement premiums attributable to the 2024 CAT events, in particular for the Baltimore Bridge collapse.

The above was partially offset by the decrease in our multiline business, driven by two non-renewed FAL accounts on January 1, 2024; offset by premium growth from the remaining third-party FAL business.

Gross premiums written in 2023 increased by $51.9 million or 11.5%, compared to 2022. The increase was predominantly attributable to property and specialty lines due to improved pricing and new business. This was partially offset mostly by a decrease in financial line predominantly due to lower level of activity in transactional liability business.

Net Premiums Written

Ceded premiums written in 2024 was $62.4 million, resulting in net premiums written of $541.4 million, compared to $37.9 million and $466.5 million, respectively, in 2023. The increase in ceded premiums written of 64.6% was primarily within our specialty line driven by additional retrocessional coverage to manage our overall exposure to aviation, marine and energy classes of business and to reinstate certain retrocession excess of loss treaties in which the full coverage was presumed exhausted primarily from the Baltimore Bridge loss event in 2024 and the Russian-Ukraine conflict event in 2022. Additionally, we had an increase in quota share retrocessions due to growth from inward property and M&E business.

Ceded premiums written in 2023 was $37.9 million, resulting in net premiums written of $466.5 million, compared to $14.7 million and $437.8 million, respectively, in 2022. The increase in ceded premiums written of 157.0% was predominantly attributable to an increase in quota share retrocessions due to growth from inward property business.

Net Premiums Earned

Net premiums earned by line of business were as follows:

							% Change
	2024		2023		2022		2024 to 2023	2023 to 2022
Casualty	$89,213	17.4%	$82,365	17.6%	$78,160	19.0%	8.3%	5.4%
Financial	56,903	11.1%	56,195	12.0%	56,952	13.9%	1.3%	(1.3)%
Health	217	—%	224	—%	5,507	1.3%	(3.1)%	(95.9)%
Multiline	191,849	37.5%	205,573	44.0%	196,974	47.9%	(6.7)%	4.4%
Property	49,262	9.6%	35,853	7.8%	20,781	5.1%	37.4%	72.5%
Specialty	124,477	24.4%	86,541	18.6%	52,503	12.8%	43.8%	64.8%
Total	$511,921	100.0%	$466,751	100.0%	$410,877	100.0%	9.7%	13.6%

Net premiums earned in 2024 increased by $45.2 million or 9.7%, compared to 2023. Further, net premiums earned in 2023 increased by $55.9 million or 13.6%, compared to 2022. The increase (decrease) in net premiums earned by line of business is relatively consistent with the trends noted for the gross premiums written. The change is also influenced by the amount and timing of net premiums written during the current year and prior years, coupled with the business mix written in the form of excess of loss versus proportional contracts. Additionally, within the financial line and certain specialty line classes, the gross premiums written are earned over multiple years, corresponding with the anticipated risk coverage period.

Loss ratio

The components of the loss ratio were as follows:

Year ended December 31,	2024	% Point Change	2023	% Point Change	2022
Current year:
Attritional loss ratio	56.8%	4.6%	52.2%	(5.0)%	57.2%
CAT losses	7.0%	3.7%	3.3%	(5.7)%	9.0%
Current year loss ratio	63.8%	8.3%	55.4%	(10.7)%	66.2%
Prior year reserve development ratio	2.9%	2.1%	0.8%	1.6%	(0.8)%
Loss ratio	66.7%	10.5%	56.2%	(9.2)%	65.4%

Current Year Loss Ratio

The current year loss ratio in 2024 increased by 8.3%, compared to 2023 due to:
•4.6% increase in attritional loss ratio in 2024, driven mainly by higher reserve estimates for the growing in-force casualty, specialty and property lines of business.
•3.7% increase in CAT losses, net of reinsurance, primarily attributable to more severe CAT loss events in 2024 including the Baltimore Bridge collapse and Hurricanes Helene and Milton, compared to one major CAT event in 2023 (the Mexican state-owned oil platform fire loss).

The current year loss ratio in 2023 decreased by 10.7%, compared to 2022 due to:
•5.0% decrease in attritional loss ratio 2024, driven mainly by a change in business mix coupled with lower attritional loss estimates, principally on property and specialty lines of business that performed strongly; and
•5.7% decrease in CAT losses, net of reinsurance, primarily attributable to lower volume and less severe CAT loss events in 2023, compared to two major CAT events in 2022 (Hurricane Ian and the Russian-Ukrainian conflict).

Prior Year Reserve Development Ratio

Prior year reserve development ratio increased by 2.1% in 2024 compared to 2023, and by 1.6% in 2023 compared to 2022. Refer to Note 7 Loss and LAE Reserves to the consolidated financial statements for further details on the lines of business and prior year development.

Acquisition cost ratio

The acquisition cost ratio decreased to 28.3% in 2024 from 29.2% in 2023, primarily due business mix and higher ratio of excess of loss contracts at lower commission rates than quota share reinsurance contracts; partially offset by higher acquisition costs for certain 2023 and 2024 FAL business in our multiline business.

The acquisition cost ratio decreased to 29.2% in 2023 from 30.5% in 2022, primarily due to business mix and higher ratio of excess of loss contracts at lower commission rate than quota share reinsurance contracts.

Underwriting expense ratio

The underwriting expense ratio decreased marginally by 0.2% to 4.0% in 2024 compared to 2023, mainly due to an increase in net premiums earned, partially offset by an increase in personnel to support the business growth.

The underwriting expense ratio decreased marginally by 0.3% to 4.2% in 2023 compared to 2022, mainly due to lower interest expense on deposit-accounted contracts and an increase in net premiums earned. This was partially offset by an increase in personnel to support the business growth.

Income before income taxes

The income before income taxes for Open Market decreased by $38.2 million to $47.7 million in 2024 compared to 2023, driven predominantly by lower underwriting profits; partially offset by an increase in investment income on funds withheld by third party Lloyd’s syndicates.

The income before income taxes for Open Market increased by $82.7 million to $85.9 million in 2023 compared to 2022, driven by strong underwriting profits; coupled with an increase in investment income driven mostly by favorable interest rate environment.

Innovations Segment

Results for the Innovations segment were as follows:

Year ended December 31,	2024	% Change	2023	% Change	2022
Gross premiums written	$94,725	6.9%	$88,602	74.6%	$50,739
Net premiums written	$80,016	(4.3)%	$83,608	76.7%	$47,328
Net premiums earned	$86,352	20.3%	$71,769	116.3%	$33,184
Net loss and LAE incurred	(51,939)		(44,855)		(23,151)
Acquisition costs	(27,151)		(22,381)		(11,111)
Other underwriting expenses	(3,682)		(2,760)		(1,946)
Underwriting income (loss)	3,580		1,773		(3,024)
Net investment income	702	(74.3)%	2,732	(72.3)%	9,869
Corporate and other expenses	(2,445)	(20.6)%	(3,080)	(10.8)%	(3,452)
Income before income taxes	$1,837		$1,425		$3,393

Underwriting ratios:	2024	% Point Change	2023	% Point Change	2022
Loss ratio	60.1%	(2.4)%	62.5%	(7.3)%	69.8%
Acquisition cost ratio	31.4%	0.2%	31.2%	(2.3)%	33.5%
Composite ratio	91.5%	(2.2)%	93.7%	(9.6)%	103.3%
Underwriting expenses ratio	4.3%	0.5%	3.8%	(2.1)%	5.9%
Combined ratio	95.8%	(1.7)%	97.5%	(11.7)%	109.2%

Gross Premiums Written

Gross premiums written by line of business were as follows:

							% Change
	2024		2023		2022		2024 to 2023	2023 to 2022
Casualty	$24,843	26.2%	$19,447	21.9%	$5,653	11.1%	27.7%	244.0%
Financial	7,800	8.2%	6,955	7.8%	2,617	5.2%	12.1%	165.8%
Health	4,631	4.9%	3,998	4.5%	7,201	14.2%	15.8%	(44.5)%
Multiline	47,311	49.9%	50,490	57.0%	30,816	60.7%	(6.3)%	63.8%
Specialty	10,140	10.8%	7,712	8.8%	4,452	8.8%	31.5%	73.2%
Total	$94,725	100.0%	$88,602	100.0%	$50,739	100.0%	6.9%	74.6%

Gross premiums written in 2024 increased by $6.1 million or 6.9%, compared to 2023. The increase was predominantly attributable to: (i) growth from existing customers in the casualty line and (ii) new customers in our financial, health, multiline (new accounts in our Syndicate 3456) and specialty lines. This was partially offset by a non-renewed treaty and lower premium volume from certain existing customers in our multiline business.

Gross premiums written in 2023 increased by $37.9 million or 74.6%, compared to 2022. The increase was predominantly attributable to the casualty line driven by new business and accelerated growth with existing customers, coupled with growth in our multiline driven by new business from our Syndicate 3456. This was partially offset by a decrease in health line predominantly due to the non-renewal of a program.

Net Premiums Written

Ceded premiums written in 2024 was $14.7 million, resulting in net premiums written of $80.0 million, compared to $5.0 million and $83.6 million, respectively, in 2023. The increase in ceded premiums written of 194.5% was predominantly in the casualty line and, to a lesser extent, in the multiline and specialty lines driven by quota share reinsurance treaties with our assumed customers in which they share indirectly the underwriting risks through their captives or other platforms.

Ceded premiums written in 2023 was $5.0 million, resulting in net premiums written of $83.6 million, compared to $3.4 million and $47.3 million, respectively, in 2022. The increase in ceded premiums written was predominantly in the multiline business due to new assumed business.

Net Premiums Earned

Net premiums earned by line of business were as follows:

							% Change
	2024		2023		2022		2024 to 2023	2023 to 2022
Casualty	$18,705	21.7%	$13,332	18.6%	$3,890	11.7%	40.3%	242.7%
Financial	5,499	6.4%	5,076	7.1%	655	2.0%	8.3%	675.0%
Health	2,144	2.5%	2,522	3.5%	7,030	21.2%	(15.0)%	(64.1)%
Multiline	51,669	59.8%	44,533	62.1%	19,080	57.5%	16.0%	133.4%
Specialty	8,335	9.6%	6,306	8.7%	2,529	7.6%	32.2%	149.3%
Total	$86,352	100.0%	$71,769	100.0%	$33,184	100.0%	20.3%	116.3%
Net premiums earned in 2024 increased by $14.6 million or 20.3%, compared to 2023. Further, net premiums earned in 2023 increased by $38.6 million or 116.3%, compared to 2022. The increase in net premiums by line of business is relatively consistent with the trends noted for the gross premiums written. The change is also influenced by the amount and timing of net premiums written during the current year and prior years, coupled with the business mix written in the form of excess of loss versus proportional contracts.

Loss ratio

The components of the loss ratio were as follows:

Year ended December 31,	2024	% Point Change	2023	% Point Change	2022
Current year:
Attritional loss ratio	60.5%	(1.4)%	61.9%	0.2%	61.7%
CAT losses	—%	—%	—%	—%	—%
Current year loss ratio	60.5%	(1.4)%	61.9%	0.2%	61.7%
Prior year reserve development ratio	(0.3)%	(0.9)%	0.6%	(7.4)%	8.0%
Loss ratio	60.1%	(2.4)%	62.5%	(7.3)%	69.8%

Current Year Loss Ratio

The current year loss ratio in 2024 decreased by 1.4%, compared to 2023 driven mainly by modest lower attritional loss ratio in our casualty, multiline and specialty lines due to new business; offset predominantly by a 2023 quota share reinsurance program in financial lines, which we did not renew but continued to earn premiums in 2024.

The current year loss ratio in 2023 increased marginally by 0.2%, compared to 2022.

The Innovations segment was not impacted by any CAT events for the years presented in the above table.

Prior Year Reserve Development Ratio

Prior year reserve development ratio improved by 0.9% in 2024 compared to 2023, and by 7.4% in 2023 compared to 2022. Refer to Note 7 Loss and LAE Reserves to the consolidated financial statements for further details on the lines of business and prior year development.

Acquisition cost ratio

The acquisition cost ratio increased marginally by 0.2% to 31.4% in 2024 compared to 2023.We had lower acquisition costs predominantly from the financial line due to lower profit commission relating to a non-renewed program; offset mainly by new accounts in the multiline business, within our Syndicate 3456, at higher acquisition costs.

The acquisition cost ratio decreased by 2.3% to 31.2% in 2023 compared to 2022, primarily due to growth in net premiums earned from our Syndicate 3456 (included in multiline) to cover fixed acquisition costs, coupled with a change in business mix with growth in our casualty and specialty lines due to new accounts at lower acquisition costs.

Underwriting expense ratio

The underwriting expense ratio increased by 0.5% to 4.3% in 2024 compared to 2023, mainly due to an increase in personnel and overhead costs to support the Innovations business growth; partially offset by the 20.3% increase in net premiums earned to cover fixed costs.

The underwriting expense ratio decreased by 2.1% to 3.8% in 2023 compared to 2022, mainly due to the 116.3% increase in net premiums earned to cover fixed costs, partially offset by an increase in personnel costs to support the Innovations business growth.

Income before income taxes

The income before income taxes for Innovations was $1.8 million in 2024 compared to $1.4 million in 2023. The increase was mainly due to an increase in underwriting income, partially offset by lower net investment income driven by net downward valuation adjustments relating to certain Innovations private investments.

The income before income taxes for Innovations was $1.4 million in 2023 compared to $3.4 million in 2022. The decrease was driven by a decrease in net investment income mainly due to lower unrealized gains from our Innovations private investments, in part due to less favorable pricing conditions from financing rounds completed by our investees. This was partially offset by improved underwriting performance and lower Innovations-related expenses.

Other Corporate

Runoff Underwriting Business

In late 2023, we made the decision to not renew a property business due to significant CAT losses relating to unprecedented severe convective storms in the U.S. On the quota share reinsurance treaty bound in 2023, we continued to earn premiums in 2024 and incurred additional CAT losses from severe convective storms that occurred in 2024. For the years ended December 31, 2024, 2023, and 2022, we incurred an underwriting loss of $16.8 million, $18.4 million, and $6.0 million, respectively, including prior year adverse development of $6.2 million, $7.2 million, and $0.9 million, respectively. This was partially offset by investment income of $1.4 million, $2.3 million, and $0.1 million, respectively, relating to this runoff business.

We have reported the results of the above property runoff business as part of Corporate in Note 17 Segment Reporting in the consolidated financial statements.

Income from Investment in Solasglas

Our share of Solasglas’ net income increased by $4.9 million to $33.6 million in 2024 compared to 2023. For the year ended December 31, 2024, Solasglas reported a net investment return of 9.8%, compared to 9.4% for 2023. The following table provides a breakdown of the gross and net investment return for Solasglas:

	2024	2023
Long portfolio gains (losses)	10.3%	32.1%
Short portfolio gains (losses)	(2.3)	(22.1)
Macro gains (losses)	4.4	3.7
Other income and expenses [1]	(1.6)	(3.2)
Gross investment return	10.8%	10.5%
Net investment return [1]	9.8%	9.4%
1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts. For further information about management fees and performance compensation, refer to Note 15 “Related Party Transactions” of the consolidated financial statements.

For the year ended December 31, 2024, the significant contributors to Solasglas’ investment return were long positions in gold, Kyndryl Holdings (KD) and GRBK. The largest detractors were three single-name short positions.

For the year ended December 31, 2023, the significant contributors to Solasglas’ investment return were long positions in GRBK, CONSOL Energy Inc., and a S&P 500 / U.S. interest rate derivative position. The most significant detractors were three single-name short positions.

Each month, we post on our website (www.greenlightre.com) the returns from our investment in Solasglas.

Financial Condition

Investments

The following table provides a breakdown of our total investments:

At December 31,	2024		2023
Investment in related party investment fund (Solasglas)	$387,144	84.1%	$258,890	78.0%
Other investments:
Private investments and unlisted equities	71,867	15.6	71,157	21.4
Debt and convertible debt securities	1,293	0.3	2,136	0.6
Total other investments	$73,160	15.9%	$73,293	22.0%

Total investments	$460,304	100.0%	$332,183	100.0%

At December 31, 2024, our total investments increased by $128.1 million, or 38.6%, to $460.3 million from December 31, 2023. The increase was predominantly driven by $94.6 million of net contributions into Solasglas, coupled with the 9.8% net investment return in 2024. The contributions were funded partially from cash flows from operations and from the partial release of restricted cash.

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

The following table represents the composition of Solasglas’ investments:

At December 31,	2024		2023
	Long %	Short %	Long %	Short %
Equities and related derivatives	73.9	(43.3)	90.2	(53.8)
Private and unlisted equity securities	2.1	—	2.0	—
Debt instruments	0.1	—	0.3	—
Total	76.1%	(43.3)%	92.5%	(53.8)%

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate derivatives, inflation swaps and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount and options are reported at their delta-adjusted basis. At December 31, 2024, Solasglas’ exposure to gold on a delta-adjusted basis was 10.1% (2023: 11.2%).

At December 31, 2024, 94.5% of Solasglas’ portfolio was valued based on quoted prices in actively traded markets (Level 1), 3.9% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and no instruments valued based on non-observable inputs (Level 3). At December 31, 2024, 1.6% of Solasglas’ portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

Other Investments

The other investment holdings relate to private investments made by Innovations. At December 31, 2024, total other investments decreased marginally since December 31, 2023. During 2024 we made $1.7 million of new private investments compared to $7.1 million in the prior year. The increase in private investments was offset by $0.9 million of proceeds from a partial sale of one our holdings, coupled with net unfavorable change in fair value.

While we manage a diversified Innovations-related investment portfolio, our top five holdings accounted for 70% (2023: 67%) of the total carrying value. For further information, see Note 4 “Other Investments” of the consolidated financial statements.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents primarily for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $20.2 million, or 3.3%, from $604.6 million at December 31, 2023, to $584.4 million at December 31, 2024, primarily due to release of collateral from our ceding insurers relating to legacy contracts in runoff.

Reinsurance balances receivable

Our reinsurance balances receivable increased by $85.1 million, or 13.7%, to $704.5 million from $619.4 million at December 31, 2023. This was driven primarily by $66.7 million increase in premiums receivable, net of collections, and $19.6 million in funds withheld from new and renewed reinsurance treaties.

Loss and LAE Reserves; Loss and LAE Recoverable

Our total gross loss and LAE reserves increased by $199.4 million, or 30.1%, to $861.0 million from $661.6 million at December 31, 2023. See Note 7 “Loss and Loss Adjustment Expense Reserves” of the consolidated financial statements for a summary of changes in outstanding loss and LAE reserves, current year CAT losses, prior period reserve development, and analysis of our incurred and paid claims development and claims duration for each of our reporting segments. In addition, refer to “Critical Accounting Estimates - Loss and LAE Reserves” within this MD&A for information on the reserving techniques, assumptions and processes we follow to estimate our loss and LAE reserves.

Our total loss and LAE recoverable increased by $60.1 million, or 234.0%, to $85.8 million since December 31, 2023, driven primarily by retrocession coverage on the current year CAT loss events and on the adverse reserve development relating to the Russian-Ukrainian conflict. Virtually all the outstanding balance is based on estimated recoveries not yet due. See Note 8 “Retrocession” of the consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

Catastrophe Loss Exposure

Most of our contracts have defined limits of liability that cap our risk exposure. Once these limits are reached, we are not liable for further losses. However, some contracts, especially quota share contracts covering first-dollar exposure, lack aggregate limits.

Our property and Lloyd’s business, and to a lesser extent our casualty and other business, in the Open Market segment include contracts with natural peril loss exposure. We monitor our catastrophe loss exposure using PML (net of retrocession and reinstatement premiums), which can vary based on simulated losses and our in-force business composition.

We track natural peril PMLs globally, focusing on peak peril regions and subdividing large geographic areas into individual peril zones. For natural catastrophe PMLs, we use catastrophe models at the 1-in-250-year return period, indicating a 0.4% probability of exceeding the estimated losses in any given year.

PMLs are best estimates based on available modeled data, and actual events may differ significantly from these models. Our PML estimates cover all significant exposures from our reinsurance operations, including property, marine and energy, motor, and catastrophe workers’ compensation.

At January 1, 2025, our estimated largest PML at a 1-in-250-year return period for a single event and in aggregate was $116.3 million and $129.1 million, respectively, both relating to the peril of North Atlantic Hurricane, compared to $89.7 million and $97.0 million, respectively, at January 1, 2024. Our PMLs increased as we grew our clients and accessed new business that met our profitability requirements.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions for both a single event loss and aggregate loss measures at the 1-in-250-year return period.

	January 1, 2025
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
North Atlantic Hurricane	$116,309	$129,144
Southeast Hurricane	99,968	99,968
Gulf of Mexico Hurricane	53,724	53,841
Northeast Hurricane	58,973	58,973
North America Earthquake	111,446	113,280
California Earthquake	97,033	97,644
Pacific Northwest Earthquake	45,101	45,101
Other N.A. Earthquake	43,163	43,278
Japan Earthquake	34,133	34,664
Japan Windstorm	23,198	24,421
Europe Windstorm	63,075	67,628

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

•the need to preserve our current “A- (Excellent)” rating by A.M. Best.

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

Operating Subsidiaries

Our sources of funds from operating subsidiaries consist primarily of premium receipts (net of brokerage and ceding commissions), investment income, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest, and G&A expenses. Our reinsurance business inherently provides liquidity as premiums are received in advance of the time claims are paid. However, the amount of cash required to fund loss payments can fluctuate significantly from period to period due to the low frequency / high severity nature of certain types of business we write.

The following table summarizes our sources and uses of funds:

	2024	2023
Total cash provided by (used in):
Operating activities	$111,504	$7,507
Investing activities	(96,562)	(53,133)
Financing activities	(21,240)	(5,292)
Effect of currency exchange on cash(1)	(345)	100
Net cash inflows (outflows)	(6,643)	(50,818)
Cash, beginning of period	655,730	706,548
Cash, end of period	$649,087	$655,730
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 5 “Restricted Cash and Cash Equivalents” of the consolidated financial statements.

Cash provided by operating activities

The $104.0 million increase in cash provided by operating activities was driven mainly by the ebb and flow from our underwriting activities. Cash inflows from underwriting activities generally include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and LAE, payments of retrocession premiums, and operating expenses. Cash provided by operating activities may vary significantly from period to period due to the timing of these inflows and outflows.

Cash used in investing activities

The $43.4 million increase in cash used for investing activities was driven predominantly by an increase in the net contribution to Solasglas.

Cash used in financing activities

Financing cash outflows in 2024 were driven mainly by the $7.5 million of share repurchases and $13.8 million of debt repayments.

Financing cash outflows in 2023 were driven by the $17.2 million repurchase of convertible senior notes; partially offset by the net proceeds from the debt refinancing where we issued $75.0 million of Term Loans to repay the remaining $62.1 million convertible senior notes.

Capital Resources

The following table summarizes our debt and capital structure:

	2024	2023
Debt - outstanding principal	$60,313	$74,062
Shareholders’ equity	635,879	596,095
Total capital	$696,192	$670,157

Ratio of debt to shareholders’ equity	9.5%	12.4%

The debt to shareholders’ equity provides an indication of our leverage and capital structure, along with some insights into our financial strength. In addition to the above capital, we also have LOC facilities to support our reinsurance business operations where we are not licensed or admitted as a reinsurer (see Note 9 “Debt and Credit Facilities” of the consolidated financial statements for further information).

Debt

As a result of a $10.0 million voluntary repayment and regular quarterly installments, our total debt (including accrued interest) decreased by $12.5 million, or 17.1%, to $60.7 million at the end of December 31, 2024, down from $73.3 million on December 31, 2023.
Total shareholders’ equity

Total shareholders’ equity increased by $39.8 million to $635.9 million, compared to $596.1 million at December 31, 2023. The increase was primarily due to the net income of $42.8 million reported for the year, coupled with share-based compensation adjustment to additional paid-in capital. This was partially offset by $7.5 million of share repurchases in the open market at an average price of $13.68 per share.

At December 31, 2024, there were 34,831,324 outstanding ordinary shares, a decrease of 505,408 since December 31, 2023, mainly due to 547,402 of share repurchases offset partially by issuance of restricted shares and ordinary shares for vested RSUs, net of forfeitures.

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

Contractual Obligations and Commitments

At December 31, 2024, our contractual obligations and commitments by period due were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating activities
Loss and loss adjustment expense reserves (1)	$338,361	$297,034	$105,899	$119,675	$860,969
Operating lease obligations (2)	686	377	—	—	1,063
Financing activities
Debt (principal payments) (3)	3,016	57,297	—	—	60,313
Total	$342,062	$354,708	$105,899	$119,675	$922,345
(1) Due to the nature of our reinsurance operations, the actual amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain. We have not taken into account corresponding reinsurance recoverable on unpaid amounts that would be due to us.
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

We believe the following are the critical accounting estimates used to prepare our consolidated financial statements:

•Premium recognition
•Loss and LAE reserves
•Investments valuation

The following provides a summary of our accounting policies for the above critical accounting estimates.

Premium Recognition

Gross Premiums Written

We record our property and casualty reinsurance premiums as premiums written based on our best estimate of the ultimate premiums for the contract period. Our estimates are based on actuarial pricing models, information received from ceding companies, and from Lloyd’s syndicates (for FAL business). Further, we record reinsurance premiums so long as they meet the risk transfer criteria under U.S. GAAP (see “Deposit Contracts” below).

The recognition of gross premiums written will vary based on the type of the reinsurance contract as follows:

•Excess of loss contracts: typically the contracts state premiums as a percentage of the subject premiums written by the client, subject to a minimum and deposit premium. The minimum and deposit premium is generally based on an estimate of subject premiums expected to be written by the client during the contract term. At the inception of the contract, we record the total contractual minimum and deposit premium, which is subsequently adjusted when the actual subject premium is known. Generally, the adjustment to actual is not material on an aggregate basis.

•Quota share (also known as proportional) contracts: we record our participation share of the estimated ultimate premiums in the same periods in which the underlying insurance contracts are written. For example, for a 12-month quota share reinsurance contract, we will recognize the estimated gross premiums written over 12 months, generally on a linear basis.

•For multi-year contracts: we record reinsurance premiums at the inception of the contract based on our best estimate of total premiums to be received. Premiums are recognized on an annual basis for multi-year contracts where the cedants have the ability to unilaterally commute or cancel coverage within the term of the contract.

We write mostly quota share reinsurance treaties. The following table provides a summary of our estimated gross premiums written for quota share reinsurance contracts incepting during the year:

	2024	2023	2022
Open Market segment	$402,666	$358,230	$350,595
Innovations segment	45,494	44,133	33,030
Property runoff	—	42,744	54,511
Total quota share estimated premiums	448,160	445,107	438,136
Consolidated gross premiums written	698,335	636,810	563,171
As of % of total consolidated	64%	70%	78%

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

Certain contracts provide for reinstatement premiums in the event of a loss. Reinstatement premiums are written and earned when a triggering loss event occurs, based on management’s estimates of the ultimate reinstatement premiums. These estimates are subsequently adjusted when actual reinstatement premiums are known.

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

Line slip or proportional insurance/reinsurance contracts are generally written on a “risks attaching” basis, covering claims that relate to the underlying policies written during the terms of these contracts. As the underlying business incepts throughout the contract term, which is generally one year, and the underlying business generally has a one year coverage period, these premiums are generally earned evenly over a 24-month period from inception. For certain classes within financial and specialty lines of business, the underlying risk exposure period extend over several years and accordingly these premiums are earned over up to 60-months.

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

Loss and LAE Reserves

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

Our loss and LAE reserves are composed of case reserves (based on claims reported to us) and IBNR reserves, including the associated claims handling costs. The following table summarizes our gross reserves for loss and LAE for each of the reportable segments, by line of business, and the runoff business at December 31, 2024:

	Case reserves	IBNR	Total loss and LAE reserves
Open Market segment:
Casualty	$72,547	$127,268	$199,815
Financial	25,088	38,167	63,255
Health	3	176	179
Multiline	51,735	145,638	197,373
Property	39,623	55,119	94,742
Specialty	22,129	192,282	214,411
Total Open Market segment	211,125	558,650	769,775
Innovations segment:
Casualty	672	21,587	22,259
Financial	876	3,048	3,924
Health	399	995	1,394
Multiline	11,963	34,697	46,660
Specialty	972	1,776	2,748
Total Innovations segment	14,882	62,103	76,985
Corporate (property business in runoff)	4,626	9,583	14,209
Total	$230,633	$630,336	$860,969
% of total	27%	73%	100%

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

Investments Valuation
We carry our investment in Solasglas at fair value, based on the most recent net asset value obtained from Solasglas’ third-party administrator. Further, Solasglas’ financial statements for the years ended December 31, 2024, 2023, and 2022 were subject to an independent audit in which Solasglas’ external auditors issued an unqualified opinion for these years (see “Report of Independent Registered Public Accounting Firm” in the Exhibits).

Other investments in our consolidated balance sheets includes private and unlisted equity securities that do not have readily determinable fair values. We determine these private equity securities’ carrying value based on the original cost, less impairment, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting date, we qualitatively consider whether the investment is impaired on the basis of certain impairment indicators. If we determine that the equity security is impaired on the basis of the qualitative assessment and the estimated fair value is less than the carrying value, we recognize an impairment loss in “Net investment income (loss)” in the consolidated statements of operations. We determine realized gains and losses from other investments based on the specific identification method (by reference to cost or amortized cost, as appropriate). These gains and losses are also included in “Net investment income (loss)” in the consolidated statements of operations.

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

Equity Price Risk
At December 31, 2024, our investments consisted primarily of an investment in Solasglas. Among Solasglas’ holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon closing a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. At December 31, 2024, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $14.0 million (2023: $12.3 million) unrealized loss in our investment in Solasglas.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Solasglas’ investments periodically include long or short investments in commodities or derivatives directly impacted by fluctuations in the prices of commodities. At December 31, 2024, Solasglas’ investments incorporate unhedged exposure to changes in gold, uranium, and crude oil prices.
The following table summarizes the net impact that a 10% movement in commodity prices would have on the fair value of Solasglas’ investment portfolio. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in the Solasglas’ investment portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
At December 31, 2024	($ in millions)
Gold	$7.9	$(5.9)
Copper	0.9	(0.7)
Uranium	0.4	(0.4)
Total	$9.2	$(7.0)

	10% increase in commodity prices	10% decrease in commodity prices
At December 31, 2023	($ in millions)
Gold	$3.8	$(3.8)
Uranium	0.8	(0.8)
Crude oil	1.6	(1.5)
Total	$6.2	$(6.1)

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

Certain cedents, particularly the Lloyd’s syndicates, report to us in foreign currencies even though some or all of the underlying exposure is denominated in U.S. dollars. Our consolidated statements of operations may report a foreign exchange gain or loss associated with this exposure when reported by the cedents. Additionally, we may report foreign exchange gains or losses due to the mismatch between the currency exchange rates applied to foreign-denominated (i) monetary balances and (ii) non-monetary balances under U.S. GAAP. See Note 2 “Significant Accounting Policies” of the consolidated financial statements for further information regarding our accounting treatment of foreign currency transactions.

We monitor our foreign currency-denominated assets and liabilities on an “underlying exposure” basis without distinguishing between monetary and non-monetary balances.

The following table summarizes the net impact of a hypothetical 10% currency rate movement relating to our primary foreign denominated reinsurance net assets or liabilities (including balances held at Lloyd's):

At December 31, 2024	Net Asset (Liability) Exposure	10% increase in currency rate	10% decrease in currency rate
GBP	£33,117	$(4,143)	$4,143
Euro	€(22,814)	2,361	(2,361)
Total foreign exchange gain (loss)		$(1,782)	$1,782

At December 31, 2023	Net Asset (Liability) Exposure	10% increase in currency rate	10% decrease in currency rate
GBP	£25,337	$(3,228)	$3,228
Euro	€(13,975)	1,543	(1,543)
Total foreign exchange gain (loss)		$(1,685)	$1,685

Investment in Solasglas

We may also be exposed to foreign currency risk through Solasglas’ underlying cash, forwards, options, and investments in securities denominated in foreign currencies. At December 31, 2024, most of Solasglas’ currency exposures resulting from foreign-denominated securities (longs and shorts) were reduced by offsetting cash balances denominated in the corresponding foreign currencies.

At December 31, 2024 and 2023, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on our investment in Solasglas.

Interest Rate Risk
The primary market risk exposure for any debt instrument is interest rate risk, including credit spreads.

Most of our interest rate risk relates to interest rate derivatives held in Solasglas, and their value may fluctuate with changes in interest rates. Our investment in Solasglas includes interest-rate sensitive securities, such as corporate and sovereign debt instruments and interest rate derivatives. At December 31, 2024, a 100 basis points (increase or decrease) in interest rates would have no meaningful impact on our investment in Solasglas.

Additionally, we use interest rate swaps to hedge 50% of the interest rate risk relating to the the outstanding Term Loans. At December 31, 2024, a 100 basis points (increase or decrease) in interest rates would have no meaningful impact on these interest rate swaps.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15(d)-15 of the Exchange Act at December 31, 2024. Based on upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2024.

Deloitte Ltd., an independent registered public accounting firm, which has audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024, as required under this Item 9A, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Greenlight Capital Re, Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Greenlight Capital Re, Ltd. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 10, 2025, expressed an unqualified opinion on those financial statements.

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
March 10, 2025

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

During the three months ended December 31, 2024, we did not have any Rule 10b5-1 trading arrangements or any “non-Rule 10b5-1 arrangements” (as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K

Page
(a)(1)	Financial Statements
	Report of Independent Registered Public Accounting Firm (on the consolidated financial statements) (Deloitte Ltd.; PCAOB ID#5230)	F-1
	Report of Independent Registered Public Accounting Firm (on the financial statements of Solasglas Investments, LP) (Ernst & Young Ltd.; Grand Cayman, Cayman Islands; PCAOB ID#1655)	F-3
	Consolidated Balance Sheets as of December 31, 2024 and 2023	F-4
	Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022	F-5
	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2024, 2023, and 2022	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	F-7
	Notes to the Consolidated Financial Statements	F-8
(a)(2)	Financial Statement Schedules*
	Schedule I – Summary of Investments — Other Than Investments in Related Parties	F-54
	Schedule II – Condensed Financial Information of Registrant	F-55
	Schedule III – Supplementary Insurance Information	F-57
	Schedule IV – Supplementary Reinsurance Information	F-58
(a)(3)	The exhibits required to be filed by this Item 15. are set forth in the Exhibit Index accompanying this report.
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

10.5	Amendment No. 2 to Shareholders Agreement, dated and effective as of June 30, 2021 (incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed June 30, 2021).
10.6	Amendment No. 3 to Shareholders Agreement, dated and effective as of May 30, 2024 (incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed May 30, 2024).
10.7
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

10.25
Amendment No. 2, dated as of August 1, 2024, to the Second Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, between DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, Greenlight Capital Re, Ltd. and the initial limited partner, dated as of January 7, 2021 and effective as of January 1, 2021 (incorporated by reference to Exhibit 10.1of the Company’s Form 8-K filed on August 6, 2024).

10.26 (1)	Employment Offer, dated March 23, 2009, by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K filed on March 9, 2020).
10.27 (1)
Amendment to Employment Offer entered into as of October 31, 2018 by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed on March 9, 2020).

10.28 (1)
Second Amendment to Employment Offer entered into September 10, 2019, by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.56 of the Company’s Form 10-K filed on March 9, 2020).

10.29 (1)
Amended and Restated Restricted Stock Award Agreement dated July 30, 2020, by and between Greenlight Capital Re, Ltd and Simon Burton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 5, 2020).

10.30
Letter Agreement between Greenlight Reinsurance, Ltd, Greenlight Reinsurance Ireland, DAC, DME Advisors II, LLC and DME Advisors LP, effective July 1, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed August 5, 2020).

10.31	Greenlight Capital Re, Ltd. Share Ownership and Retention Policy for Executives and Non-Employee Directors (incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K filed August 3, 2021)
10.32 (1)	Greenlight Capital Re, Ltd., Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 3, 2021)
10.33 (1)
Amended and Restated Employment Agreement, dated as of March 6, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Faramarz Romer (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 9, 2023).

10.34 (1)
Deed of Settlement and Release, dated as of March 6, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Neil Greenspan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 9, 2023).

10.35 (1)	Employment Agreement dated March 6, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and David Sigmon.
10.36
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

10.38 (1)
Deed of Settlement and Release, dated as of November 3, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Simon Burton (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K on November 11, 2023).

10.39	Credit Agreement, dated as of December 22, 2023, by and between Greenlight Reinsurance, Ltd. and CIBC Bank USA, as lender.
10.40 (1)	Stock Option Agreement by and between Greenlight Capital Re, Ltd. and Gregory Richardson dated January 4, 2024.
10.41 (1)
Consulting Agreement, dated as of March 6, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Neil Greenspan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 9, 2023).

10.42	Continuing Letter of Credit Agreement, dated as of December 17, 2024, by and between HSBC Bank USA, National Association and Greenlight.
10.43	Amendment and Restatement Agreement, dated as of December 19, 2024, by and between Greenlight and Citibank Europe plc.
10.44	Fee Letter for Issuance of Credits, dated as of December 19, 2024, by and between Citibank Europe plc and Greenlight.
10.45	Insurance Letters of Credit – confirmation of uncommitted facility amount, dated as of December 19, 2024, from Citibank Europe plc to Greenlight.
10.46 (1)	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Unit Award
10.47 (1)	Greenlight Capital Re, Ltd. Form of Directors’ Restricted Stock Unit Award
10.48 (1)	Transfer of Patrick O’Brien’s employment from Greenlight Reinsurance Ireland DAC to Greenlight Re Ireland Services Limited
19.1	Insider Trading Policy
21.1	Subsidiaries of the registrant.
23.1	Consent of Deloitte Ltd.
23.2	Consent of Ernst & Young Ltd.
24.1	Power of Attorney (included as part of signature page hereto)
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Greenlight Capital Re, Ltd. Clawback Policy
99.1*	Audited Financial Statements of Solasglas Investments, LP as of and for the year ended December 31, 2024.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

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
March 10, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2025.

Signature	Title

/s/ GREGORY RICHARDSON	Chief Executive Officer, Director
Gregory Richardson	(Principal Executive Officer)

/s/ FARAMARZ ROMER	Chief Financial Officer
Faramarz Romer	(Principal Financial Officer)

/s/ STEVEN ARCHAMBAULT	Chief Accounting Officer
Steven Archambault	(Principal Accounting Officer)

/s/ DAVID EINHORN	Chair of the Board
David Einhorn

/s/ JONNY FERRARI	Director
Jonny Ferrari

/s/ URSULINE FOLEY	Director
Ursuline Foley

/s/ LEONARD GOLDBERG	Director
Leonard Goldberg

/s/ VICTORIA GUEST	Director
Victoria Guest

/s/ IAN ISAACS	Director
Ian Isaacs

/s/ BRYAN MURPHY	Director
Bryan Murphy

/s/ JOSEPH PLATT	Director
Joseph Platt

/s/ DANIEL ROITMAN	Director
Daniel Roitman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Greenlight Capital Re, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

We did not audit the financial statements of Solasglas Investments, LP, an equity method investment of the Company, as of December 31, 2024 and 2023, and for each of the three years in period ended December 31, 2024. The Company’s investment in Solasglas Investments, LP as of December 31, 2024 and 2023 was $387.1 million and $258.9 million, respectively, and its equity in net income of Solasglas Investments, LP was $33.6 million, $28.7 million and $54.8 million for the years ended December 31, 2024, 2023 and 2022. The financial statements of Solasglas Investments, LP were audited by Ernst & Young Ltd. whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Solasglas Investments, LP, is based solely on the report of Ernst & Young Ltd.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of Ernst & Young Ltd. provide a reasonable basis for our opinion.

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

/s/ Deloitte Ltd.
_____________________________

Hamilton, Bermuda
March 10, 2025

We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm

The General Partner
Solasglas Investments, LP

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Solasglas Investments, LP (the “Partnership”), including the condensed schedules of investments, as of December 31, 2024 and 2023, the related statements of operations and performance allocation, changes in partners’ capital and cash flows for the years ended December 31, 2024, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2024 and 2023, and the results of its operations, changes in its partners’ capital and its cash flows for the years ended December 31, 2024, 2023 and 2022 in conformity with U.S. generally accepted accounting principles.

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
Grand Cayman, Cayman Islands
March 10, 2025

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments
Investment in related party investment fund, at fair value	$387,144	$258,890
Other investments	73,160	73,293
Total investments	460,304	332,183
Cash and cash equivalents	64,685	51,082
Restricted cash and cash equivalents	584,402	604,648
Reinsurance balances receivable (net of allowance for expected credit losses of 2024: $1,019 and 2023: $854)	704,483	619,401
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of 2024: $500 and 2023: $487)	85,790	25,687
Deferred acquisition costs	82,249	79,956
Unearned premiums ceded	29,545	17,261
Other assets	4,765	5,089
Total assets	$2,016,223	$1,735,307
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$860,969	$661,554
Unearned premium reserves	324,551	306,310
Reinsurance balances payable	105,892	68,983
Funds withheld	21,878	17,289
Other liabilities	6,305	11,795
Debt	60,749	73,281
Total liabilities	1,380,344	1,139,212
Commitments and Contingencies (Note 16)
Shareholders' equity
Preferred share capital (par value $0.10; none issued)	—	—
Ordinary share capital (par value $0.10; issued and outstanding, 34,831,324) (2023: par value $0.10; issued and outstanding, 35,336,732)	3,483	3,534
Additional paid-in capital	481,551	484,532
Retained earnings	150,845	108,029
Total shareholders' equity	635,879	596,095
Total liabilities and equity	$2,016,223	$1,735,307

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2024, 2023, and 2022
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2024	2023	2022
Revenues
Gross premiums written	$698,335	$636,810	$563,171
Gross premiums ceded	(77,070)	(42,762)	(33,429)
Net premiums written	621,265	594,048	529,742
Change in net unearned premium reserves	(1,311)	(10,901)	(60,265)
Net premiums earned	619,954	583,147	469,477
Income from investment in related party investment fund (net of related party expenses of $9,808, $7,954, and $9,674, respectively)	33,605	28,696	54,844
Net investment income	45,954	43,408	8,350
Foreign exchange gains (losses)	(5,606)	11,566	(5,988)
Other income	2,119	265	—
Total revenues	696,026	667,082	526,683
Expenses
Net loss and loss adjustment expenses incurred	427,269	360,004	316,485
Acquisition costs	176,775	168,877	143,148
Underwriting expenses	22,857	19,587	13,813
Corporate and other expenses	16,377	23,653	17,793
Deposit interest expense	3,347	2,687	6,717
Interest expense	5,836	5,344	4,201
Total expenses	652,461	580,152	502,157
Income before income tax	43,565	86,930	24,526
Income tax recovery (expense)	(749)	(100)	816
Net income	$42,816	$86,830	$25,342
Earnings per share ("EPS"):
Basic	$1.26	$2.55	$0.75
Diluted	$1.24	$2.50	$0.73
Weighted average number of ordinary shares used in the determination of EPS:
Basic	34,097,572	34,067,974	33,908,156
Diluted	34,653,453	34,797,859	39,769,790

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 For the years ended December 31, 2024, 2023, and 2022
(expressed in thousands of U.S. dollars)

	2024	2023	2022
Ordinary share capital
Balance - beginning of period	$3,534	$3,482	$3,384
Issue of ordinary shares, net of forfeitures	4	52	99
Repurchase of ordinary shares	(55)	—	(1)
Balance - end of period	3,483	3,534	3,482
Additional paid-in capital
Balance - beginning of period	484,532	478,439	481,784
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	—	(7,896)
Repurchase of ordinary shares	(7,433)	—	(34)
Share-based compensation expense	4,452	6,093	4,585
Balance - end of period	481,551	484,532	478,439
Retained earnings
Balance - beginning of period	108,029	21,199	(9,505)
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	—	5,362
Net income	42,816	86,830	25,342
Balance - end of period	150,845	108,029	21,199
Total shareholders' equity	$635,879	$596,095	$503,120

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2024, 2023, and 2022
(expressed in thousands of U.S. dollars)

	2024	2023	2022
Cash flows from operating activities
Net income	$42,816	$86,830	$25,342
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities:
Income from investments in related party investment fund	(33,605)	(28,696)	(54,844)
Net realized gain on repurchases of convertible senior notes payable	—	(265)	(343)
Net realized and unrealized losses (gains) on other investments	918	(1,738)	(9,858)
Net realized and unrealized losses (gains) on derivatives	(335)	577	—
Share-based compensation expense	4,456	6,145	4,684
Accretion of debt offering costs, net of change in interest accruals	1,220	(1,696)	79
Net change in:
Reinsurance balances receivable	(85,082)	(113,845)	(100,190)
Loss and loss adjustment expenses recoverable	(60,103)	(12,449)	(2,139)
Deferred acquisition costs	(2,293)	2,435	(19,365)
Unearned premiums ceded	(12,284)	892	(18,111)
Loss and loss adjustment expense reserves	199,415	106,086	31,458
Unearned premium reserves	18,241	(1,510)	80,236
Reinsurance balances payable	36,909	(36,152)	13,911
Funds withheld	4,589	(4,618)	18,115
Other items, net	(3,358)	5,511	(774)
Net cash provided by (used in) operating activities	111,504	7,507	(31,799)
Cash flows from investing activities
Proceeds from redemptions of investment in Solasglas	34,000	78,997	125,365
Contributions to investment in Solasglas	(128,649)	(130,994)	(65,127)
Purchases of other investments	(1,730)	(7,136)	(13,223)
Proceeds on disposal of other investments	889	6,000	—
Purchases of other assets	(1,072)	—	—
Net cash (used in) provided by investing activities	(96,562)	(53,133)	47,015
Cash flows from financing activities
Proceeds from Term Loans	—	75,000	—
Repayment of Term Loans	(13,752)	(947)	—
Repayment of convertible senior notes payable	—	(62,147)	—
Repurchase of convertible senior notes payable	—	(17,198)	(19,793)
Repurchase of shares	(7,488)	—	(35)
Net cash used in financing activities	(21,240)	(5,292)	(19,828)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(345)	100	59
Decrease in cash, cash equivalents and restricted cash	(6,643)	(50,818)	(4,553)
Cash, cash equivalents and restricted cash at beginning of the period	655,730	706,548	711,101
Cash, cash equivalents and restricted cash at end of the period	$649,087	$655,730	$706,548
Supplementary information
Interest paid in cash	$5,190	$5,121	$4,124
Income tax paid (refund received) in cash	223	(1,022)	664

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2024, 2023, and 2022

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

Greenlight Capital Re, Ltd. (“GLRE” and, together with its wholly-owned subsidiaries, the “Company”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. At December 31, 2024, the Company has the following wholly-owned subsidiaries:

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

•Viridis Re SPC, Ltd., domiciled in the Cayman Islands, is an exempted segregated portfolio company which was incorporated in the Cayman Islands in 2023 and is licensed with CIMA as a Class B(iii) general insurer.

•Greenlight Re Ireland Services Limited (“GRIS”), domiciled in Ireland, is a management services company which was incorporated in 2024.

Additionally, through Syndicate 3456, Greenlight Re provides a (re)insurance platform to its growing portfolio of strategic partnerships. Domiciled in the U.K. since 2022, Syndicate 3456 is authorized to underwrite under the Lloyd’s syndicate-in-a-box model.

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

The following amounts in the prior period consolidated financial statements have been reclassified to conform to the presentation of the current consolidated financial statements:

•The Company has reported separately “Underwriting expenses” from “Corporate and other expenses” in the consolidated statements of operations, which were previously combined and reported as “General and administrative expenses”. This resulted in no change to the previously reported total expenses or net income.
•The Company has reclassified investment-related income from Lloyd’s syndicates which was previously presented in the consolidated statements of operations under the caption “Other income, net” to “Net investment income”. This resulted in no change to the previously reported total revenues or net income.

Additionally, the Company has revised its reporting segments to Open Market and Innovations (see Note 17). Prior year comparatives have been recast to conform with the new reportable segments.

In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of December 31, 2024 and for the comparative periods presented.

Tabular dollar are in thousands, with the exception of per share amounts or otherwise noted. All amounts are reported in U.S. dollars.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are as follows:

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates. The Company’s significant estimates include:
•loss and loss adjustment expense reserves;
•premiums written and earned and related premium receivable, net of expected credit losses;
•reinsurance recoverable on unpaid losses and loss adjustment expenses, net of expected credit losses; and
•valuation of investments, including impairments.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturity dates of three months or less. Restricted cash and cash equivalents are presented separately in the consolidated balance sheets.

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

Certain contracts allow for reinstatement premiums in the event of a loss. Reinstatement premiums are written and earned when a triggering loss event occurs, based on management’s estimates of the ultimate reinstatement premiums. These estimates are subsequently adjusted when the actual reinstatement premiums are known.

Premiums written are recognized as earned over the contract period in proportion to the risk covered. Unearned premiums represent the unexpired portion of reinsurance provided.

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

Acquisition Costs

Policy acquisition costs vary with, and are directly related to, the successful production of new and renewal business and consist principally of commissions, taxes, and brokerage expenses. The Company presents acquisition costs incurred on reinsurance assumed net of commissions earned on reinsurance ceded. However, if the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected investment income, a premium deficiency is determined to exist. In this event, the Company writes off deferred acquisition costs to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, the Company accrues a liability for the deficiency. The Company did not recognize any premium deficiency adjustments for the years presented in these consolidated financial statements.

Policy acquisition costs also include profit commissions, which the Company recognized on a basis consistent with its estimate of losses and loss expenses.

Loss and Loss Adjustment Expense Reserves and Recoverable

The Company’s loss and loss adjustment expense (“LAE”) reserves are composed of:

●	case reserves for loss and LAE resulting from claims notified to the Company by its clients; and
●
reserves for estimated loss and LAE incurred by insureds and reinsureds but not yet reported (“IBNR”) to the Company, including unknown future developments on loss and LAE that are known to the Company.

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

The final settlement of losses may vary, perhaps materially, from the reserves recorded. The Company recognizes all adjustments to the estimates in the period they are determined. U.S. GAAP does not permit establishing loss reserves, which include case reserves and IBNR loss reserves, until the occurrence of an event that may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established. There is no allowance for the establishment of loss reserves to account for expected future loss events, including for catastrophe and weather-related events (herein referred as “CAT” events).

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

For losses stemming from exposure to natural perils, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. Estimates for IBNR losses are added to the case reserves as the Company deems appropriate. See Note 7 for a summary of the Company’s estimation process for CAT events.

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

Once the updated information is received, the Company uses various standard actuarial methods for its quarterly analysis. Such methods typically include the following:

•Paid loss development method: Ultimate losses are estimated by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. This method assumes that losses are paid in a consistent pattern. It provides an objective test of reported loss projections because paid losses contain no reserve estimates.

•Reported loss development method: Ultimate losses are estimated by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. This method incorporates changes in payments and case reserves.

•Expected loss ratio method: Ultimate losses are estimated by multiplying earned premiums by an expected loss ratio. The expected loss ratio is often determined using industry data, historical company data, past pricing or reserving analysis performed, and actuarial judgment. This method is typically used for lines of business and contracts where there are no (or insignificant) historical losses or where past loss experience is not considered applicable to the current period.

•Bornhuetter-Ferguson paid loss method: Ultimate losses are estimated by modifying expected loss ratios to the extent losses paid to date differ from what would have been expected based upon the selected paid loss development pattern.

This method avoids some distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses.

•Bornhuetter-Ferguson reported loss method: Ultimate losses are estimated by modifying expected loss ratios to the extent losses reported to date differ from what would have been expected based upon the selected reported loss development pattern. This method avoids some distortions that could result from a large development factor being applied to a small base of reported losses to calculate ultimate losses.

•Frequency / Severity method: Ultimate losses are estimated by multiplying the ultimate number of claims (i.e., the frequency multiplied by the exposure base) by the estimated average cost per claim (i.e., the severity). This approach enables trends and patterns in the rates of claims emergence (i.e., reporting) and settlement (i.e., closure) and the average cost of claims to be analyzed separately.

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

The Company does not typically experience material claims processing backlogs, although such backlogs may occur following a major catastrophic event. At December 31, 2024, and 2023, the Company did not have a material backlog in its claims processing.

The Company did not make any significant changes to the actuarial methodology or assumptions relating to its loss and LAE reserves for the years presented in the consolidated financial statements.

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

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, the Company recognizes an asset or liability based on its paid or received consideration. The deposit asset or liability balance is subsequently adjusted using the interest method with the corresponding income and expense recorded in the Company’s consolidated statements of operations under “Other income” and “Deposit interest expense,” respectively. The Company records deposit assets and liabilities in its consolidated balance sheets in “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At December 31, 2024, deposit assets and liabilities were nil and $3.6 million, respectively (December 31, 2023: $0.9 million and $5.2 million, respectively).

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

In connection with the Company’s participation interest in Lloyd’s syndicates, the Lloyd’s syndicates invest a portion of the premiums withheld in investment funds and fixed-maturity securities. The Company records its share of income (or loss) from these assets as net investment income (loss) when reported by the syndicates, which is generally on a quarterly lag basis due to the timing of the availability of these quarterly financial reports.

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

Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses the Black-Scholes option-pricing model to assist in the calculation of fair value for share purchase options. The model requires estimating various inputs such as the expected term, forfeiture and dividend rates, and volatility.

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

Other Assets

The Company’s other assets consist primarily of prepaid expenses, right-of-use lease assets, leasehold improvements, derivative assets, taxes recoverable, and deferred tax assets.

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

•RSUs issued that convert to ordinary shares upon vesting;
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

Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The new ASU requires incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The Company adopted this new ASU for its year ended December 31, 2024 (see Note 17).

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, FASB issued ASU 2023-09, Income Taxes Topic (740) - Improvements to Income Tax Disclosures. The new ASU provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. While early adoption is permitted, a public company should apply the amendments prospectively. This ASU is effective for the Company’s 2025 year-end financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU 2024-03 requires more detailed disclosures about the type of expenses (including purchases of inventory, employee compensation, and depreciation / amortization) in commonly presented expense captions in the consolidated income statements e.g. cost of sales, general and administrative expenses, and research and development. The ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years after December 15, 2027. Early adoption is permitted.

The Company is currently evaluating the disclosure impact of the above new ASUs.

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

The Company has entered into the Second Amended and Restated Exempted Limited Partnership Agreement (the “Solasglas LPA”) of Solasglas Investments, LP (“Solasglas”), as amended from time to time, with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, and GRIL, (together, the “GLRE Limited Partners”). Effective January 1, 2023, the Company increased the maximum Investment Portfolio to 60% of GLRE Surplus from 50% , as defined in the Solasglas LPA, which was further increased to 70% on August 1, 2024.

Solasglas has entered into a Solasglas investment advisory agreement (“IAA”) with DME Advisors. LP (“DME Advisors”), pursuant to which DME Advisors is the investment manager for Solasglas. DME II and DME Advisors are related to the Company, and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors (the “Chairman”).

The Company has concluded that Solasglas qualifies as a variable interest entity (“VIE”) under U.S. GAAP. In assessing its interest in Solasglas, the Company noted the following:

•DME II serves as Solasglas’ general partner and has the power to appoint the investment manager. The Company does not have the power to appoint, change or replace the investment manager or the general partner except “for cause.” Neither of the GLRE Limited Partners can participate in the investment decisions of Solasglas as long as Solasglas adheres to the investment guidelines provided within the Solasglas LPA. For these reasons, the GLRE Limited Partners are not considered to have substantive participating rights or kick-out rights.

•DME II holds an interest in excess of 10% of Solasglas’ net assets, which the Company considers to represent an obligation to absorb losses and a right to receive benefits of Solasglas that are significant to Solasglas.

Consequently, the Company has concluded that DME II’s interests, not the Company’s, meet both the “power” and “benefits” criteria associated with VIE accounting guidance. Therefore DME II is Solasglas’ primary beneficiary. The Company presents its investment in Solasglas in its consolidated balance sheets in the caption “Investment in related party investment fund.”

The Company’s maximum exposure to loss relating to Solasglas is limited to GLRE’s share of Partners’ capital in Solasglas. At December 31, 2024, GLRE’s share of Partners’ capital in Solasglas was $387.1 million (December 31, 2023: $258.9 million), representing 77.9% (December 31, 2023: 72.7%) of Solasglas’ total capital. DME II held the remaining 22.1% (December 31, 2023: 27.3%) of Solasglas’ total capital. The investment in Solasglas is recorded at the GLRE Limited Partners’ share of Solasglas’ capital as reported by Solasglas’ third-party administrator. The GLRE Limited Partners can redeem their investment from Solasglas for operational purposes by providing 3 business days’ notice to DME II. At December 31, 2024, the majority of Solasglas’ long investments were composed of cash and publicly-traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of Solasglas’ income from operations for the years ended December 31, 2024, 2023, and 2022, was $33.6 million, $28.7 million, and $54.8 million, respectively, and shown in the caption “Income from investment in related party investment fund” in the Company’s consolidated statements of operations.

At December 31, 2024, the Company’s investment in Solasglas represented 60.9% (December 31, 2023: 43.4%) of total shareholders’ equity.

The Company has determined that for its fiscal year ended December 31, 2024, the Company’s investment in Solasglas met at least one of the conditions of a significant subsidiary under SEC’s Regulation S-X, Rule 3-09. Accordingly, the audited financial statements for Solasglas have been attached as an exhibit (Exhibit 99.1) to this Form 10-K.

The summarized financial statements of Solasglas are presented below.

Summarized Statements of Financial Condition of Solasglas Investments, LP

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value	$504,828	$453,358
Derivative contracts, at fair value	8,925	11,167
Due from brokers	188,296	121,754
Cash and cash equivalents	40,354	—
Interest and dividends receivable	1,536	1,143
Total assets	743,939	587,422

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(234,977)	(197,571)
Derivative contracts, at fair value	(4,452)	(12,917)
Due to brokers	—	(17,398)
Capital withdrawals payable	(4,000)	(1,000)
Interest and dividends payable	(3,218)	(2,315)
Accrued expenses and other liabilities	(180)	(247)
Total liabilities	(246,827)	(231,448)

Partners' capital	$497,112	$355,974

GLRE’s share of Partners' capital	$387,144	$258,890

Summarized Statements of Operations of Solasglas Investments, LP

Year ended December 31,	2024	2023	2022
Investment income
Dividend income (net of withholding taxes)	$3,108	$1,869	$1,586
Interest income	14,103	9,211	2,390
Total Investment income	17,211	11,080	3,976

Expenses
Management fee	(6,074)	(4,766)	(3,580)
Interest	(4,365)	(6,969)	(1,950)
Dividends	(4,593)	(2,802)	(1,374)
Research and operating	(1,568)	(1,750)	(988)
Total expenses	(16,600)	(16,287)	(7,892)
Net investment income (loss)	611	(5,207)	(3,916)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	97,865	(1,394)	75,172
Net change in unrealized appreciation (depreciation)	(46,316)	55,279	11,886
Net gain on investment transactions	51,549	53,885	87,058

Net increase in Partners' capital (1)	$52,160	$48,678	$83,142

GLRE’s share of the increase in Partners' capital	$33,605	$28,696	$54,844

1 The net increase in Partners’ capital is net of management fees and performance allocation presented below:

Year ended December 31,	2024	2023	2022
Management fees	$6,074	$4,766	$3,580
Performance allocation	3,734	3,188	6,094
Total	$9,808	$7,954	$9,674

See Note 15 for further details on management fees and performance allocation.

4.     OTHER INVESTMENTS

Portfolio

The Company’s other investments consist of:

•Private investments, unlisted equities, and debt and convertible debt instruments, which consist primarily of Innovations-related investments supporting technology innovators in the (re)insurance market (See Note 17).

At December 31, 2024, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$28,111	$51,076	$(7,320)	$—	$71,867
Debt and convertible debt securities	2,713	—	(1,510)	90	1,293
Total other investments	$30,824	$51,076	$(8,830)	$90	$73,160

At December 31, 2023, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$28,470	$49,424	$(6,737)	$—	$71,157
Debt and convertible debt securities	2,499	—	(499)	136	2,136
Total other investments	$30,969	$49,424	$(7,236)	$136	$73,293

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at December 31st and the related adjustments recorded during the years then ended.

	2024	2023	2022
Carrying value (1)	$71,867	$71,157	$62,433
Upward carrying value changes (2)	$2,908	$7,262	$11,277
Downward carrying value changes and impairment (3)	$(3,311)	$(5,003)	$(1,073)

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to December 31, 2024, totaled $53.5 million.
(3) The cumulative downward carrying value changes and impairments from inception to December 31, 2024, totaled $9.7 million.

Net investment income

The following table summarizes the change in unrealized gains (losses) and the realized gains (losses) for the Company’s other investments, which are included in “Net investment income” in the consolidated statements of operations (see Note 13):

Year ended December 31,	2024	2023	2022
Gross realized gains	$346	$7	$—
Gross realized losses	(1,332)	(811)	—
Net realized gains (losses)	$(986)	$(804)	$—
Change in unrealized gains	68	2,542	9,858
Net realized and unrealized gains (losses) on other investments	$(918)	$1,738	$9,858

5.     RESTRICTED CASH AND CASH EQUIVALENTS

The following table shows the breakdown of the Company’s restricted cash and cash equivalents, along with a reconciliation of the total cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows:

	December 31, 2024	December 31, 2023
Restricted cash and cash equivalents:
Cash securing trust accounts	$256,796	$300,152
Cash securing letters of credit issued	312,855	291,456
Cash securing Loan Facility	10,000	10,000
Other	4,751	3,040
Total restricted cash and cash equivalents	584,402	604,648
Cash and cash equivalents	64,685	51,082
Total cash, cash equivalents, and restricted cash	$649,087	$655,730

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

6.     FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on the extent to which the inputs are observable in the market. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

•Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.
•Level 3: Unobservable inputs supported by little or no market activity and significant to the fair value of the assets and liabilities. The term “unobservable inputs” includes certain pricing models, discounted cash flow methodologies, and similar techniques.

There have been no material change in the Company’s valuation techniques, nor have there been any transfers between Level 1 and Level 2, or Level 2 and Level 3 for the years presented in these consolidated financial statements.

Assets measured at fair value on a nonrecurring basis

At December 31, 2024 and 2023, the Company held $63.4 million and $61.3 million, respectively, of private investments and unlisted equities measured at fair value on a nonrecurring basis. At December 31, 2024, the Company held $8.5 million (2023: $9.9 million) of private investments and unlisted equities measured at cost. The Company classifies these investments as Level 3 within the fair value hierarchy.

The following table summarizes the periods between the most recent fair value measurement dates and December 31, 2024, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
Fair values measured on a nonrecurring basis	$14,083	$1,423	$47,858	$63,364

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

For the years ended December 31, 2024 and 2023, the Company recognized an unrealized loss for the above derivatives of $0.3 million and an unrealized gain of $0.6 million, respectively, which is included in “Interest expense” in the consolidated statements of operations. The unrealized loss / gain is reported as “Net change in unrealized gains and losses on investments and derivatives” in the consolidated statements of cash flows. The derivative liability is included in “Other liabilities” in the consolidated balance sheets.

Financial Instruments Disclosed, But Not Carried, at Fair Value

At December 31, 2024, the carrying value of debt and convertible debt securities within “Other Investments” (see Note 4) and the Term Loans approximates their fair values. The Company classifies these financial instruments as Level 2 within the fair value hierarchy.

7.     LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and LAE reserves were composed of the following:

	December 31, 2024	December 31, 2023
Case reserves	$230,633	$189,050
IBNR	630,336	472,504
Total	$860,969	$661,554

Reserve Roll-forward

The following provides a reconciliation of the Company’s beginning and ending gross and net reserves for loss and LAE:

Year ended December 31,	2024	2023	2022
Gross balance at January 1	$661,554	$555,468	$524,010
Less: Losses recoverable	(25,687)	(13,239)	(11,100)
Net balance at January 1	635,867	542,229	512,910
Incurred losses related to:
Current year	406,465	348,798	316,367
Prior years	20,804	11,206	118
Total incurred	427,269	360,004	316,485
Paid losses related to:
Current year	(63,448)	(75,678)	(78,517)
Prior years	(218,973)	(198,613)	(198,897)
Total paid	(282,421)	(274,291)	(277,414)
Foreign exchange and translation adjustment	(5,536)	7,926	(9,752)
Net balance at December 31	775,179	635,867	542,229
Add: Losses recoverable (see Note 8)	85,790	25,687	13,239
Gross balance at December 31	$860,969	$661,554	$555,468

Estimates for Catastrophe Events

At December 31, 2024 and 2023, the Company’s net reserves for losses and LAE include estimated amounts for several catastrophe and weather-related events (the “CAT losses”).

The determination of the net reserves for losses and LAE related to CAT events represent the Company’s best estimate of losses and LAE that have been incurred at December 31, 2024. The determination of these net reserves for losses and LAE is estimated by management after a catastrophe occurs by completing an in-depth analysis of individual contracts which could potentially have been impacted by the CAT event. This in-depth analysis may rely on several sources of information including:

•catastrophe bulletins published by various independent statistical reporting agencies;
•estimates of the size of insured industry losses from the CAT event and the Company’s corresponding market share;
•a review of the Company’s reinsurance contracts to identify those contracts which may be exposed to the CAT event;
•a review of modeled loss estimates based on information previously reported by customers and brokers, including exposure data obtained during the underwriting process;
•discussions of the impact of the event with customers and brokers; and
•a review of the coverage provided by the Company’s retrocession contracts (ceded reinsurance).

While the Company believes its estimate of net reserves for losses and LAE is adequate for CAT losses that have been incurred at December 31, 2024 based on current facts and circumstances, the Company monitors changes in paid and incurred losses in relation to each catastrophe in subsequent reporting periods and adjustments are made to estimates of ultimate losses for each event if there are developments that are different from previous expectations. The magnitude and volume of losses arising from CAT events is inherently uncertain. Adjustments are recorded in the period in which they are identified. Accordingly, actual losses for CAT events may ultimately differ materially from the Company’s current estimates.

CAT events in 2024

During the year ended December 31, 2024, the Company incurred net CAT losses of $57.5 million driven mainly by the Baltimore Bridge collapse, Hurricanes Helene and Milton, the severe convective storms in the U.S. (the “U.S. tornados”) and various marine, energy and aviation related events.

CAT events in 2023

During the year ended December 31, 2023, the Company incurred net CAT losses of $28.8 million driven mainly by the U.S. tornados and a Mexican state-owned oil platform fire loss.

CAT events in 2022

During the year ended December 31, 2022, the Company incurred net CAT losses of $39.7 million driven mainly by the Russian-Ukraine conflict and Hurricane Ian.

Prior Year Reserve Development

The Company’s net favorable (adverse) prior year development arises from changes to estimates for losses and LAE related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment and consolidated:

	Favorable (Adverse)
	Open Market	Innovations	Total Segments	Corporate	Total Consolidated
Year ended December 31, 2024	$(14,944)	$296	$(14,648)	$(6,156)	$(20,804)
Year ended December 31, 2023	$(3,586)	$(430)	$(4,016)	$(7,190)	$(11,206)
Year ended December 31, 2022	$3,487	$(2,669)	$818	$(936)	$(118)

Open Market Segment:

•The net adverse reserve development in 2024 was composed of $18.4 million of reserve strengthening predominantly driven by the Russian-Ukrainian conflict over aviation losses due to additional uncertainties over judicial rulings interpreting applicable coverages and contracts in place and the future behavior of the Russian government and airlines. Additionally, the Company had reserve strengthening on the casualty line (various underwriting years) due to current economic and social inflation trends. This was partially offset by $3.4 million of favorable reserve development predominantly on financial and specialty lines (various underwriting years).

•The net adverse reserve development in 2023 was composed of $28.6 million of reserve strengthening predominantly on the casualty line (various underwriting years) due to current economic and social inflation trends, coupled with a final claim settlement on a professional liability contract (2008 underwriting year). This was partially offset mainly by $25.0 million of net favorable reserve development on the financial, property (CAT related), and specialty lines due to better than expected loss emergence (2020-2022 underwriting years).

•The net favorable reserve development in 2022 was composed of $16.0 million of favorable reserve development predominantly on the financial line (2017-2020 underwriting years) and property line (various pre-2021 years property CAT events) due to better than expected loss emergence. This was partially offset by $12.5 million of reserve strengthening predominantly on the casualty line (2014-2021 underwriting years) due to current economic and social inflation trends.

Innovations Segment:

•The net favorable reserve development in 2024 was composed of $1.8 million mainly on the health line (mostly 2020-2021 underwriting years) due to better than expected loss emergence, offset partially by $1.5 million reserve strengthening on financial, multiline, and specialty lines.

•The net adverse reserve development in 2023 was composed of $1.2 million of reserve strengthening predominantly on the multiline business (2021 underwriting year) due to current economic and social inflation trends. The adverse development was offset partially by $0.8 million favorable reserve development on specialty business (2021 underwriting year) due to better than expected loss emergence.

•The net adverse reserve development in 2022 was composed of $2.9 million of reserve strengthening predominantly on the health line (2020 underwriting year). The adverse development was offset partially by $0.2 million of favorable reserve development on the multiline business.

Corporate - Runoff Business:

Corporate represents the runoff business relating to the Company’s property business not renewed in 2024 as a result of significant CAT losses driven by the U.S. tornados (2021-2023 underwriting years) and Winter Storm Elliott (2022 underwriting year). The adverse prior year reserve development for the three years presented in the above table relate to these CAT events.

Net Incurred and Paid Claims Development Tables by Accident Year

The following tables present net incurred and paid claims development by accident year, total IBNR liabilities plus expected development on reported claims, and average annual percentage payout of incurred claims by age for each line of business. The loss development tables are presented on an accident year basis for each line of business within the Open Market and Innovations segments, as well as for the Corporate runoff property business (see Note 17). The Company does not discount reserves for losses and LAE.

For incurred and paid claims denominated in currencies other than U.S. dollars, the tables are presented using the foreign exchange rate in effect at the current year-end date. As a result, all prior year information has been restated to reflect December 31, 2024, foreign exchange rates. This treatment prevents changes in foreign currency exchange rates from distorting the claims development between the years presented.

Additionally, for assumed contracts, the Company does not generally receive claims information by accident year from the ceding insurers but instead receives claims information by the treaty year of the contract. Claims reported by the ceding insurer to the Company may have the covered losses occurring in an accident year other than the treaty year. Some incurred and paid claims have been allocated to the accident years for the loss development tables based on the proportion of premiums earned for each contract during such accident year.

The totals in the tables below may not sum due to rounding.

Open Market Segment

Open Market - Casualty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$42,514	$42,747	$47,000	$49,032	$50,051	$49,496	$52,618	$54,660	$53,820	$55,102	$4,585
2016		61,604	68,329	73,389	73,678	73,585	78,598	82,464	86,665	91,068	12,775
2017			65,586	73,347	73,586	75,163	81,209	84,804	91,376	97,122	18,159
2018				39,089	39,790	40,253	42,099	42,717	46,338	50,274	9,351
2019					35,774	36,379	36,888	37,100	39,483	39,890	7,282
2020						52,652	49,098	50,963	54,239	55,591	11,087
2021							71,345	69,504	73,592	73,950	12,598
2022								54,332	53,442	50,206	24,982
2023									47,830	47,424	39,060
2024										55,246	52,793
									Total	$615,873	$192,673

Open Market - Casualty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$1,610	$5,832	$15,156	$22,460	$27,112	$36,833	$41,694	$45,429	$47,980	$50,517
2016		3,182	11,919	23,753	34,387	46,829	54,693	64,701	71,084	78,293
2017			5,355	16,115	25,962	38,919	50,029	60,701	69,392	78,963
2018				4,990	12,534	19,245	26,479	30,467	35,139	40,923
2019					6,235	15,319	21,671	25,516	29,193	32,608
2020						11,443	24,107	33,374	40,088	44,504
2021							23,210	43,059	54,644	61,352
2022								9,258	17,623	25,224
2023									2,845	8,364
2024										2,453
									Total	423,200
				All outstanding liabilities before 2015, net of reinsurance						1,488
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Casualty)								$194,161

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
11.8%	16.9%	14.5%	11.8%	12.0%	13.2%	7.0%	4.2%	3.2%	5.4%

Open Market - Financial
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016		1,861	1,861	580	872	824	501	490	488	486	79
2017			7,779	3,726	3,944	6,477	5,021	5,006	4,811	4,614	309
2018				4,110	4,474	6,864	5,047	5,318	5,203	4,794	765
2019					9,922	13,427	11,608	9,400	9,093	8,495	1,877
2020						20,687	20,479	19,515	19,422	20,070	6,571
2021							17,836	15,733	13,479	13,529	5,904
2022								21,311	19,803	20,184	12,274
2023									18,790	16,179	12,649
2024										21,500	19,555
									Total	$109,851	$59,984

Open Market - Financial
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016		5	23	322	576	412	405	407	406	406
2017			100	1,830	3,339	4,278	4,283	4,413	4,413	4,305
2018				665	4,005	3,825	3,957	4,354	4,353	4,029
2019					3,063	4,282	5,233	6,775	6,948	6,618
2020						2,811	5,310	9,492	11,277	13,498
2021							500	2,184	5,086	7,625
2022								—	4,502	7,910
2023									1,978	3,531
2024										1,945
									Total	49,867
				All outstanding liabilities before 2015, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Financial)									$59,984

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
20.3%	33.6%	25.4%	14.4%	6.3%	—%	—%	—%	—%	—%

Open Market - Health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$29,465	$28,899	$29,009	$28,763	$28,714	$28,713	$28,713	$28,713	$28,684	$28,684	$—
2016		13,269	14,943	14,846	14,571	14,546	14,546	14,546	14,529	14,529	—
2017			9,621	11,580	11,847	11,606	11,696	11,696	11,685	11,685	—
2018				22,375	24,494	24,186	23,522	23,522	23,498	23,498	—
2019					23,647	24,224	24,012	24,018	23,773	23,763	5
2020						27,385	27,386	27,309	26,830	26,820	10
2021							19,765	20,103	19,669	19,623	11
2022								4,064	3,650	3,558	16
2023									123	10	10
2024										161	161
									Total	$152,332	$213

Open Market - Health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$14,187	$28,657	$28,754	$28,702	$28,684	$28,684	$28,684	$28,684	$28,684	$28,684
2016		9,282	14,787	14,831	14,529	14,529	14,529	14,529	14,529	14,529
2017			6,494	11,002	11,541	11,541	11,691	11,691	11,685	11,685
2018				13,079	23,220	24,063	23,506	23,506	23,498	23,498
2019					10,698	23,378	23,762	23,762	23,758	23,758
2020						14,536	26,809	26,814	26,810	26,810
2021							13,186	19,595	19,615	19,611
2022								3,003	3,546	3,542
2023									—	—
2024										—
									Total	152,119
				All outstanding liabilities before 2015, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Motor Casualty)									$213

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
57.3%	41.4%	1.3%	—%	—%	—%	—%	—%	—%	—%

Open Market - Multiline
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$162,948	$165,776	$168,369	$172,465	$173,734	$173,455	$172,075	$171,782	$172,072	$171,691	$1,582
2016		240,527	250,969	256,726	262,994	261,015	256,839	257,806	257,887	257,690	303
2017			301,673	300,557	311,730	318,398	306,666	303,381	301,899	302,370	2,513
2018				256,451	268,497	265,995	259,005	258,095	253,301	253,462	1,431
2019					255,787	272,529	284,399	285,292	280,551	277,254	1,445
2020						155,262	163,047	160,017	159,497	158,913	5,000
2021							187,356	176,868	187,812	199,153	6,395
2022								152,106	148,280	144,962	18,206
2023									124,313	122,173	72,943
2024										115,211	103,151
									Total	$2,002,879	$212,970

Open Market - Multiline
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$95,129	$155,609	$166,040	$169,229	$169,481	$168,910	$168,948	$169,386	$169,599	$170,109
2016		128,360	219,642	241,269	256,237	253,883	254,601	256,902	257,079	257,388
2017			162,142	260,211	290,161	292,363	294,886	296,902	297,633	299,857
2018				135,443	236,493	243,307	245,639	247,866	249,905	252,031
2019					141,012	242,202	264,221	271,534	274,065	275,809
2020						64,201	129,462	144,893	151,575	153,913
2021							83,913	145,076	175,632	192,757
2022								42,560	84,962	126,756
2023									18,593	49,229
2024										12,060
									Total	1,789,909
				All outstanding liabilities before 2015, net of reinsurance						51
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Multiline)									$213,021

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
47.2%	37.2%	9.8%	3.6%	0.8%	0.6%	0.5%	0.2%	—%	0.1%

Open Market - Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$29,245	$33,473	$34,145	$31,310	$31,066	$30,326	$30,200	$30,244	$30,239	$30,255	$184
2016		27,308	27,713	24,044	23,346	23,089	22,917	22,972	22,881	22,883	33
2017			80,591	75,833	66,718	67,176	66,987	66,355	66,109	65,911	792
2018				27,890	24,391	24,765	24,119	23,511	23,059	22,932	2,259
2019					27,603	14,816	14,297	12,470	12,684	12,583	1,325
2020						28,697	24,784	21,661	21,168	21,002	3,109
2021							20,909	15,632	14,393	13,864	3,170
2022								20,963	14,962	14,494	4,626
2023									13,145	14,342	7,799
2024										30,611	28,685
									Total	$248,877	$51,982

Open Market - Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$12,883	$25,262	$28,635	$29,603	$29,808	$29,910	$29,932	$30,025	$30,027	$30,071
2016		9,930	18,133	20,946	21,935	22,281	22,614	22,705	22,764	22,850
2017			43,243	55,151	62,281	63,427	64,584	64,666	65,048	65,119
2018				5,137	15,310	17,992	18,703	19,706	20,746	20,673
2019					4,045	6,905	8,287	9,763	11,088	11,258
2020						5,851	11,133	15,062	16,793	17,893
2021							2,289	6,597	9,245	10,693
2022								3,196	7,605	9,867
2023									3,377	6,543
2024										1,926
									Total	196,895
				All outstanding liabilities before 2015, net of reinsurance						172
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Property)								$52,154

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
49.3%	33.2%	8.5%	3.5%	2.8%	1.4%	0.8%	0.2%	0.2%	0.1%

Open Market - Specialty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$308	$282	$308	$277	$185	$185	$185	$185	$185	$185	$—
2016		—	—	—	—	—	—	—	—	—	—
2017			4,146	3,582	3,537	3,672	3,046	2,860	2,568	2,551	41
2018				3,459	3,809	4,100	3,640	3,690	3,559	3,488	79
2019					9,002	8,650	7,948	8,283	8,670	8,705	292
2020						25,557	20,671	22,675	21,223	21,319	2,362
2021							30,411	31,810	28,260	34,024	16,464
2022								35,997	33,417	43,110	29,404
2023									56,455	42,575	28,101
2024										104,266	94,912
									Total	$260,223	$171,653

Open Market - Specialty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$57	$174	$185	$185	$185	$185	$185	$185	$185	$185
2016		—	—	—	—	—	—	—	—	—
2017			68	889	1,543	2,018	2,238	2,387	2,455	2,510
2018				543	1,664	2,331	2,885	3,158	3,312	3,409
2019					1,742	4,518	5,885	7,061	7,988	8,413
2020						2,962	13,484	16,501	17,820	18,957
2021							8,827	11,281	14,523	17,561
2022								736	7,214	13,707
2023									4,828	14,474
2024										9,354
									Total	88,569
				All outstanding liabilities before 2015, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Specialty)									$171,653

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
19.0%	32.6%	20.2%	11.5%	7.1%	4.8%	2.7%	2.1%	—%	—%

Innovations Segment

Innovations - Casualty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016		—	—	—	—	—	—	—	—	—	—
2017			—	—	—	—	—	—	—	—	—
2018				—	—	—	—	—	—	—	—
2019					—	—	—	—	—	—	—
2020						—	—	—	—	—	—
2021							643	643	457	503	503
2022								2,228	1,947	1,996	1,978
2023									8,222	7,701	7,690
2024										10,647	9,815
									Total	$20,847	$19,986

Innovations - Casualty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016		—	—	—	—	—	—	—	—	—
2017			—	—	—	—	—	—	—	—
2018				—	—	—	—	—	—	—
2019					—	—	—	—	—	—
2020						—	—	—	—	—
2021							—	—	—	—
2022								15	18	18
2023									146	11
2024										832
									Total	861
				All outstanding liabilities before 2015, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Casualty)									$19,986

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited) (1)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
11.8%	16.9%	14.5%	11.8%	12.0%	13.2%	7.0%	4.2%	3.2%	5.4%
(1) Due to lack of payment history for Innovations segment, the above table is based on the Open Market segment for same line of business.

Innovations - Financial
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016		—	—	—	—	—	—	—	—	—	—
2017			—	—	—	—	—	—	—	—	—
2018				—	—	—	—	—	—	—	—
2019					—	—	—	—	—	—	—
2020						—	—	—	—	—	—
2021							—	—	—	—	—
2022								233	233	86	54
2023									1,847	2,537	1,885
2024										3,959	1,985
									Total	$6,582	$3,925

Innovations - Financial
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016		—	—	—	—	—	—	—	—	—
2017			—	—	—	—	—	—	—	—
2018				—	—	—	—	—	—	—
2019					—	—	—	—	—	—
2020						—	—	—	—	—
2021							—	—	—	—
2022								3	16	32
2023									81	652
2024										1,974
									Total	2,658
				All outstanding liabilities before 2015, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Financial)								$3,925

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited) (1)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
20.3%	33.6%	25.4%	14.4%	6.3%	—%	—%	—%	—%	—%
(1) Due to lack of payment history for Innovations segment, the above table is based on the Open Market segment for same line of business.

Innovations - Health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$985	$983	$983	$656	$612	$612	$612	$612	$587	$587	$—
2016		1,020	1,020	714	694	694	694	694	647	647	—
2017			903	894	1,147	1,147	1,147	1,018	987	987	—
2018				1,121	1,281	1,267	1,263	1,097	1,024	1,024	—
2019					2,943	3,900	3,849	3,829	3,790	3,790	—
2020						9,677	9,751	9,819	9,745	9,688	—
2021							19,052	21,402	21,328	20,999	—
2022								4,572	4,967	4,106	29
2023									1,214	1,067	33
2024										1,029	639
									Total	$43,924	$701

Innovations - Health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$249	$528	$587	$587	$587	$587	$587	$587	$587	$587
2016		245	566	626	644	647	647	647	647	647
2017			272	855	967	987	987	987	987	987
2018				438	818	1,017	1,025	1,025	1,024	1,024
2019					878	3,542	3,788	3,791	3,790	3,790
2020						6,777	9,478	9,689	9,688	9,688
2021							15,710	20,763	21,003	20,999
2022								2,211	3,847	4,077
2023									537	1,033
2024										390
									Total	43,223
				All outstanding liabilities before 2015, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Health)								$701

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
57.3%	41.4%	1.3%	—%	—%	—%	—%	—%	—%	—%

Innovations - Multiline
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016		—	—	—	—	—	—	—	—	—	—
2017			—	—	—	—	—	—	—	—	—
2018				4	8	8	9	9	9	9	—
2019					1,237	1,065	1,224	1,153	1,198	1,101	20
2020						2,132	2,230	2,135	2,185	2,273	42
2021							3,345	2,914	3,064	2,786	137
2022								12,953	12,280	14,248	4,416
2023									31,970	30,667	14,435
2024										32,610	25,326
									Total	$83,694	$44,376

Innovations - Multiline
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016		—	—	—	—	—	—	—	—	—
2017			—	—	—	—	—	—	—	—
2018				—	1	6	9	9	9	9
2019					182	845	1,148	1,115	1,148	1,081
2020						1,286	2,034	2,088	2,131	2,231
2021							1,314	2,132	2,487	2,649
2022								3,181	7,193	9,832
2023									11,145	16,232
2024										7,283
									Total	39,318
				All outstanding liabilities before 2015, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Multiline)								$44,376

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited) (1)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
47.2%	37.2%	9.8%	3.6%	0.8%	0.6%	0.5%	0.2%	—%	0.1%
(1) Due to lack of payment history for Innovations segment, the above table is based on the Open Market segment for same line of business.

Innovations - Specialty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	—	—	—	—	—	—	—	—	—	—	$—
2016		—	—	—	—	—	—	—	—	—	—
2017			—	—	—	—	—	—	—	—	—
2018				—	—	—	—	—	—	—	—
2019					—	—	—	—	—	—	—
2020						—	—	—	—	—	—
2021							118	331	36	36	7
2022								1,444	858	787	28
2023									3,138	3,773	1,122
2024										3,638	934
									Total	8,234	$2,091

Innovations - Specialty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	—	—	—	—	—	—	—	—	—	—
2016		—	—	—	—	—	—	—	—	—
2017			—	—	—	—	—	—	—	—
2018				—	—	—	—	—	—	—
2019					—	—	—	—	—	—
2020						—	—	—	—	—
2021							18	37	30	30
2022								431	807	758
2023									1,377	2,651
2024										2,704
									Total	6,142
				All outstanding liabilities before 2015, net of reinsurance
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Specialty)								2,091

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited) (1)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
19.0%	32.6%	20.2%	11.5%	7.1%	4.8%	2.7%	2.1%	—%	—%
(1) Due to lack of payment history for Innovations segment, the above table is based on the Open Market segment for same line of business.

Corporate - Runoff Business

Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	—	—	—	—	—	—	—	—	—	—	—
2016		—	—	—	—	—	—	—	—	—	—
2017			—	—	—	—	—	—	—	—	—
2018				—	—	—	—	—	—	—	—
2019					—	—	—	—	—	—	—
2020						631	547	50	239	274	2
2021							5,760	6,622	6,620	6,634	81
2022								24,309	33,160	36,160	191
2023									43,821	46,930	1,981
2024										27,588	5,061
									Total	117,585	$7,315

Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited - Supplementary Information)
2015	—	—	—	—	—	—	—	—	—	—
2016		—	—	—	—	—	—	—	—	—
2017			—	—	—	—	—	—	—	—
2018				—	—	—	—	—	—	—
2019					—	—	—	—	—	—
2020						144	160	48	237	272
2021							2,665	6,553	6,553	6,553
2022								15,900	32,971	35,968
2023									30,063	44,949
2024										22,527
									Total	110,269
				All outstanding liabilities before 2015, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Corporate)								7,315

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited) (1)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
49.3%	33.2%	8.5%	3.5%	2.8%	1.4%	0.8%	0.2%	0.2%	0.1%
(1) Due to lack of payment history for Innovations segment, the above table is based on the Open Market segment for same line of business.

Reconciliation of Loss Development Tables to Consolidated Balance Sheet

The following reconciles the reserve for losses and LAE at December 31, 2024, included in the loss development tables to the loss and LAE reserves reported in the consolidated balance sheet:

	Net outstanding liabilities	Reinsurance recoverable on unpaid claims	Gross outstanding liabilities
Open Market :
Casualty	$194,161	$186	$194,347
Financial	59,984	—	59,984
Health	213	—	213
Multiline	213,021	362	213,383
Property	52,154	41,075	93,229
Specialty	171,653	38,008	209,661
Total Open Market segment	691,186	79,631	770,817
Innovations:
Casualty	19,986	2,124	22,110
Financial	3,925	—	3,925
Health	701	691	1,392
Multiline	44,376	612	44,988
Specialty	2,091	262	2,353
Total Innovations segment	71,079	3,689	74,768
Corporate - Runoff Property	7,315	2,470	9,785
Total	$769,580	$85,790	855,370
Unallocated claims adjustment expenses			5,235
Other			364
Total loss and LAE reserves			$860,969

8.     RETROCESSION

From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, reduce its net liability on individual risks, obtain additional underwriting capacity, and balance its underwriting portfolio. The Company records loss and LAE recoverable from retrocessionaires as assets.

The following table provides a breakdown of ceded reinsurance:

Year ended December 31,	2024	2023	2022
Gross ceded premiums	$77,070	$42,762	$33,429
Earned ceded premiums	$64,788	$43,653	$15,318
Loss and loss adjustment expenses ceded	$72,095	$25,554	$6,615

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company.

The following table shows a breakdown of losses recoverable on a gross and net of collateral basis:

	December 31, 2024		December 31, 2023
	Gross	Net of Collateral(1)	Gross	Net of Collateral(1)
A- or better by A.M. Best	$82,181	$63,979	$8,767	$8,767
Not rated	4,109	2,027	17,407	2,432
Total before provision	86,290	$66,006	$26,174	$11,199
Provision for credit losses	(500)		(487)
Total loss and loss adjustment expenses recoverable, net	$85,790		$25,687
(1) Collateral is in the form of cash, letters of credit, funds withheld, and/or cash collateral held in trust accounts. This excludes any excess collateral in order to disclose the aggregate net exposure for each retrocessionaire.
At December 31, 2024, we had 3 reinsurers (2023: 3) that accounted for 10% or more of the total loss and loss adjustment expenses recoverable, net of the credit loss provision, for an aggregate gross amount of $49.5 million (2023: $20.4 million).

9. DEBT AND CREDIT FACILITIES

Debt Obligations

The following table summarizes the Company’s outstanding debt obligations.

	December 31, 2024	December 31, 2023
Term loans	$60,313	$74,062
Accrued interest payable	923	—
Less: deferred financing costs	(487)	(781)
Total debt	$60,749	$73,281

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

During the year ended December 31, 2024, the Company partially repaid $13.8 million of the outstanding Term Loans.

During the year ended December 31, 2023, the Company borrowed $75.0 million from the Loan Facility of which $62.1 million was used to repay all of the outstanding Convertible Senior Notes (see below), with the remaining proceeds for general corporate purposes. The Company also partially repaid $0.9 million of the outstanding Term Loans.

The interest rate on the outstanding Terms Loans was 8.8% at December 31, 2024 (8.9% at December 31, 2023). To manage interest rate risk, the Company hedged 50% of the floating interest rate on the Term Loans (see Note 6).

The Company was in compliance with all covenants relating to the Loan Facility at December 31, 2024.

Senior Convertible Notes

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Convertible Notes”), with a maturity date of August 1, 2023. The Convertible Notes paid interest at 4.0%, payable semi-annually on February 1 and August 1 of each year beginning February 1, 2019. The conversion price was $17.19 per ordinary share of the Company.

During the year ended December 31, 2023 the Company repurchased and canceled $17.5 million of the Convertible Notes, respectively, resulting in realized gains of $0.3 million, which is included in “Other income” in the consolidated statements of operations. As noted above, the Company fully repaid the remaining outstanding Convertible Notes on August 1, 2023, from the proceeds of the new Term Loans.

Financing Costs
The Company incurred $0.9 million of issuance costs relating to the Credit Agreement, which are deferred and amortized through the maturity of the Loan Facility. The remaining unamortized deferred financing costs are reported separately in the above table.

For the year ended December 31, 2024, the Company recognized interest expense of $5.8 million (2023: $5.3 million, 2022: $4.2 million) relating to the total debt, which included the interest coupon, the amortization of issuance costs and the change in fair value of the interest rate swap (see Note 6).

Credit Facilities

In the normal course of business, the Company enters into agreements with financial institutions to obtain secured credit facilities. At December 31, 2024, the Company had letters of credit (“LC”) facilities with the following financial institutions:

	Capacity	LCs issued	Termination Date
Citibank	$275,000	$230,621	December 19, 2025
HSBC	100,000	—	December 17, 2025
CIBC	200,000	82,126	December 31, 2025
	$575,000	$312,747

The LC facilities are cash collateralized (see Note 5) and are subject to various customary affirmative, negative and financial covenants. At December 31, 2024, the Company was in compliance with all LC facilities covenants.

Citi LC Facility
On December 19, 2024, the Company amended its LC agreement with Citibank Europe plc (“Citibank”) dated August 20, 2010 to an uncommitted $275 million LC facility (the “Uncommitted Citibank LC Facility”). The LC previously issued under the former facility have been transferred to the Uncommitted Citibank LC Facility, and additional LC or similar or equivalent instruments under the Uncommitted Citibank LC Facility may be issued at Citibank’s sole discretion. The Uncommitted Citibank LC Facility may be terminated at any time by either the Company or Citibank upon written notice; however, upon termination of this facility, any existing LC will remain outstanding.

HSBC LC Facility

On December 17, 2024, the Company entered into a Continuing Letter of Credit Agreement with HSBC Bank USA, National Association (“HSBC”), providing for an uncommitted $100 million LC facility (the “Uncommitted HSBC LC Facility”). The Uncommitted HSBC LC facility may be terminated at any time by either the Company or HSBC upon written notice; however, upon termination of this facility, any existing LC will remain outstanding.

CIBC LC Facility

On December 22, 2023, the Company entered into a credit agreement with CIBC Bank USA (“CIBC”) for a $200.0 million committed LOC facility (the “CIBC LC Facility”), with a $30.0 million sublimit for unsecured LC (the “CIBC Revolving Credit Facility”).

10.     SHARE CAPITAL

Ordinary Shares

The following table is a summary of changes in ordinary shares issued and outstanding:

	2024	2023			2022
	Ordinary	Ordinary	Class A	Class B	Class A	Class B
Balance – beginning of year	35,336,732	—	28,569,346	6,254,715	27,589,731	6,254,715
Issue of shares, net of forfeitures	41,994	64,719	447,952	—	984,548	—
Repurchase of shares	(547,402)	—	—	—	(4,933)	—
Re-designate Class B to Class A shares	—	—	6,254,715	(6,254,715)	—	—
Reclassify Class A to Ordinary shares	—	35,272,013	(35,272,013)	—	—	—
Balance – end of year	34,831,324	35,336,732	—	—	28,569,346	6,254,715

The Company’s authorized share capital is 125,000,000 ordinary shares, par value of $0.10 per share.

On July 25, 2023, at the Company’s Annual General Meeting the shareholders approved the re-designation of Class B ordinary shares as Class A ordinary shares, and then reclassified Class A ordinary shares as “ordinary shares”, resulting in the elimination of the dual-class share structure.

At December 31, 2024, the Company has an effective Form S-3 registration statement on file with the SEC for an aggregate principal amount of $200.0 million in securities.

Share Repurchase Plan

On May 3, 2024, the Board of Directors re-approved the share repurchase plan, until June 30, 2025, authorizing the Company to repurchase up to $25.0 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase. For the year ended December 31, 2024, the Company repurchased 547,402 ordinary shares for $7.5 million (2023: nil).

Preferred Shares

The Company’s authorized share capital also consists of 50,000,000 preference shares with a par value of $0.10 each. At December 31, 2024, the Company has no issued and outstanding preferred shares.

11.   SHARE-BASED COMPENSATION

On July 25, 2023, at the Company’s Annual General Meeting the shareholders approved the Greenlight Capital Re, Ltd. 2023 Omnibus Incentive Plan, or the 2023 Incentive Plan. The 2023 Incentive Plan replaces the Greenlight Capital Re, Ltd. Amended and Restated 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan. The aggregate number of ordinary shares that are available to be delivered pursuant to awards granted under the 2023 Incentive Plan is equal to the sum of (i) 2,000,000 shares, and (ii) any shares that remained or otherwise become available under the 2004 Stock Incentive Plan as of July 25, 2023. If, after July 25, 2023, any award granted under the 2023 Incentive Plan or the 2004 Stock Incentive Plan is forfeited or otherwise expires, terminates or is canceled, then the number of ordinary shares subject to such award that were not issued shall become available for issuance under the 2023 Incentive Plan. The 2023 Incentive Plan is administered by the Compensation Committee of the Board of Directors.

At December 31, 2024, 2,834,519 (2023: 3,296,771) ordinary shares remained available for future issuance under the Company’s 2023 Incentive Plan. Under this plan, the Company is authorized to issue restricted shares, RSUs, and stock options. Share-based awards contain restrictions relating to vesting (service-based and/or performance-based), forfeiture in the event of termination of employment, transferability, and other matters.

 Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards (“RSs”):

	Performance RSs		Service RSs
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2022	794,362	$7.62	832,896	$7.76
Granted	357,766	10.84	242,957	10.58
Vested	—	—	(599,942)	8.74
Forfeited	(109,440)	9.37	(56,307)	8.44
Balance at December 31, 2023	1,042,688	$9.94	419,604	9.18
Granted	—	—	58,751	12.51
Vested	(3,351)	7.76	(286,799)	9.34
Forfeited	(94,750)	10.71	—	—
Balance at December 31, 2024	944,587	$9.87	191,556	$9.96

For the year ended December 31, 2024, the Company issued no RSs to employees and 58,751 (2023: 65,394) to non-employee directors as part of their remuneration for services to the Company (included in “Service RSs” column in the above table). They will vest on the earlier of (i) the first anniversary of the date of the share issuance and (ii) the Company’s next annual general meeting, subject to the grantee’s continued service with the Company. During the vesting period, non-employee directors retain voting rights on these RSs; but they are not entitled to any dividends declared until the RSs vest.

For the year ended December 31, 2023, the Company granted to employees (i) 357,766 restricted shares with both performance and service-based vesting conditions (“Performance RSs”) and (ii) 177,563 restricted shares with only service-based vesting conditions (“Service RSs”). Most of these Service RSs vest evenly each year on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSs, with a target of 50%.

At December 31, 2024, there was $1.2 million (2023: $3.0 million) of unrecognized compensation cost relating to non-vested restricted shares, which the Company expects to recognize over a weighted-average period of 0.9 years (2023: 1.4 years). For the year ended December 31, 2024, the total fair value of RSs vested was $3.4 million (2023: $5.2 million).

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the years ended December 31, 2024, and 2023:

	Performance RSUs		Service RSUs
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2022	105,008	$6.82	172,952	$7.58
Granted	71,121	9.85	42,811	9.85
Vested	—	—	(77,695)	6.74
Forfeited	(21,684)	8.15	(27,643)	8.62
Balance at December 31, 2023	154,445	$8.03	110,425	8.78
Granted	258,148	11.85	124,425	11.85
Vested	(456)	11.85	(77,537)	8.96
Forfeited	(8,611)	9.74	(7,479)	10.81
Balance at December 31, 2024	403,526	$10.43	149,834	$11.14

The Service RSUs granted to employees vest evenly over three years on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs granted to employees in 2024 will cliff vest at the end of a three-year performance period within a range of 50% and 200% of the awarded Performance RSUs, with a target of 100%. For Performance RSUs granted to employees prior to 2024, these will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSUs, with a target of 50%.

At December 31, 2024, the total compensation cost related to non-vested RSUs not yet recognized was $1.2 million (2023: $0.4 million), which the Company expects to recognize over a weighted-average period of 1.7 years (2023: 1.5 years). For the year ended December 31, 2024, the total fair value of RSUs vested was $0.7 million (2023: $0.5 million).

Employee and Director Stock Options

During the year ended December 31, 2024, 250,000 ordinary share purchase options were granted to the Company’s CEO, pursuant to his employment contract. These options vest 50,000 annually and expire in 10 years from the grant date. The grant date fair value of these options was $4.31 per share, based on the Black-Scholes option pricing model. The following inputs were used in this pricing model:

Expected volatility	36.4%
Expected term (in years)	5
Expected dividend yield	—%
Risk-free interest rate	3.9%
Stock price at grant date	$11.20

The following table summarizes the stock option activity:

	Number of options outstanding	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value (in $ millions)	Weighted average remaining contractual term
Balance at December 31, 2022	690,337	22.25	10.18	—	4.0 years
Expired	(38,197)	26.44	13.09
Balance at December 31, 2023	652,140	22.01	10.01	—	3.2 years
Granted	250,000	11.20	4.31
Expired	(31,821)	32.37	15.71
Balance at December 31, 2024	870,319	$18.52	$8.17	$0.7	4.2 years

The following table summarizes information about options exercisable:

	December 31, 2024	December 31, 2023	December 31, 2022
Number of options exercisable	620,319	652,140	610,337
Weighted-average exercise price	$21.47	$22.01	$22.39
Weighted-average remaining contractual term	2.3	3.2	3.9
Intrinsic value	$—	$—	$—

During the year ended December 31, 2024, no options vested (2023: 80,000). The options that vested in 2023 had a weighted average grant date fair value of $9.60. At December 31, 2024, the total compensation cost related to non-vested options not yet recognized was $0.6 million (2023: $nil), which the Company expects to recognize over a weighted-average period of 2.7 years

Stock Compensation Expense

For the year ended December 31, 2024, the Company recorded $4.5 million (2023: $6.1 million, 2022: $4.7 million) of total stock compensation expense (net of forfeitures) - see Note 15 “Separation Agreement with Former CEO” during the year ended December 31, 2023. Forfeiture recoveries were immaterial for the current and last two fiscal years.

12. EARNINGS PER SHARE

The following table reconciles net income and weighted average shares used in computing basic and diluted EPS:

Year ended December 31,	2024	2023	2022
Numerator for EPS:
Net income - basic	$42,816	$86,830	$25,342
Add: interest on convertible notes	—	—	4,201
Less: gain on repurchase of convertible notes	—	—	(343)
Net income - diluted	$42,816	$86,830	$29,200

Denominator for EPS:
Weighted average shares outstanding - basic	34,097,572	34,067,974	33,908,156
Effect of dilutive employee and director share-based awards	555,881	729,885	368,096
Shares potentially issuable in connection with convertible notes	—	—	5,493,538
Weighted average shares outstanding - diluted	34,653,453	34,797,859	39,769,790
Anti-dilutive stock options outstanding	870,319	652,140	690,337

Earnings per share:
Basic	$1.26	$2.55	$0.75
Diluted	1.24	2.50	0.73

13.    NET INVESTMENT INCOME

The following table provides a breakdown of net investment income:

Years ended December 31,	2024	2023	2022
Interest and dividend income, net of withholding taxes and other expenses	$32,425	$35,629	$4,466
Investment income (loss) from Lloyd's syndicates	14,447	6,041	(5,789)
Net realized and unrealized gains (losses) on other investments (see Note 4)	(918)	1,738	9,858
Net investment income	45,954	43,408	8,535
Share of Solasglas' net income (see Note 3)	33,605	28,696	54,844
Total investment income	$79,559	$72,104	$63,379

14.    INCOME TAXES

Components of Income Taxes

The following table shows the breakdown of the Company’s current and deferred income tax benefit (expense) on a consolidated basis:

Year ended December 31,	2024	2023	2022
Current tax (expense) benefit:
Europe	$(611)	$(587)	$(30)
U.S.	(138)	(100)	846
Deferred tax (expense) benefit:
Europe	—	(1,698)	(442)
U.S.	—	—	—
Decrease in deferred tax valuation allowance	—	2,285	442
Income tax (expense) benefit	$(749)	$(100)	$816
Under current Cayman Islands law, no corporate entity, including GLRE and Greenlight Re, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company has an undertaking from the Governor-in-Cabinet of the Cayman Islands, pursuant to the provisions of the Tax Concessions Act, as amended, that, in the event that the Cayman Islands enacts any legislation that imposes a tax on profits, income, gains, or appreciations, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to GLRE, Greenlight Re nor their respective operations, or to the ordinary shares or related obligations, before January 22, 2045.

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a marginal rate of 21% (2023: 21% and 2022: 21%). Verdant’s tax years 2019 and beyond remain open and may be subject to examination by the IRS.

GRIL and GRIS are incorporated in Ireland and therefore are subject to the Irish corporation tax rate of 12.5% on its trading income and 25% on its non-trading income (same tax rates for 2023 and 2022).

Greenlight Re UK and GCM are incorporated in the United Kingdom and therefore are subject to the U.K. corporate tax rate of 25% (2023: 25% and 2022: 19%) on their respective profits.

Deferred Tax Assets

The following table provides details of the significant components of deferred tax assets:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Operating and capital loss carryforwards	$374	$1,087
Valuation allowance	—	—
Deferred tax assets, net of valuation allowance	$374	$1,087

At December 31, 2024, the Company has determined that it is more likely than not that it will fully realize the recorded deferred tax asset in the future based on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit.

Tax Loss Carryforwards

At December 31, 2024, GRIL had a net operating loss carryforward of $3.0 million (2023: $8.7 million) which can be carried forward indefinitely.

15.    RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

Each of DME, DME II, and DME Advisors is an affiliate of the Chairman and, therefore, is a related party to the Company.

The Company has entered into the Solasglas LPA (as described in Note 3 of the consolidated financial statements). DME II receives a performance allocation equal to (with capitalized terms having the meaning provided under the Solasglas LPA) (a) 10% of the portion of the Positive Performance Change for each limited partner’s capital account that is less than or equal to the positive balance in such limited partner’s Carryforward Account, plus (b) 20% of the portion of the Positive Performance Change for each limited partner’s capital account that exceeds the positive balance in such limited partner’s Carryforward Account. The Carryforward Account for Greenlight Re and GRIL includes the amount of investment losses to be recouped, including any loss generated on the assets invested in Solasglas, subject to adjustments for redemptions. The loss carry-forward provision in the Solasglas LPA allows DME II to earn a reduced performance allocation of 10% of profits in years subsequent to any year in which Solasglas has incurred a loss until all losses are recouped, and an additional amount equal to 150% of the loss is earned.

In accordance with the Solasglas LPA, DME Advisors constructs a levered investment portfolio as agreed by the Company (the “Investment Portfolio” as defined in the Solasglas LPA). On September 1, 2018, Solasglas entered into the IAA with DME Advisors, which entitles DME Advisors to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio. The IAA has an initial term ending on August 31, 2023, subject to an automatic extension for successive three-year terms.

For a detailed breakdown of management fees and performance compensation for the years ended December 31, 2024, 2023, and 2022, refer to Note 3.

Pursuant to the Solasglas LPA and the IAA, the Company has agreed to indemnify DME, DME II, and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s or Solasglas’ investment advisor. The Company will reimburse DME, DME II, and DME Advisors for reasonable costs and expenses of investigating and defending such claims provided such claims were not caused due to gross negligence, breach of contract, or misrepresentation by DME, DME II, or DME Advisors. The Company incurred no indemnification amounts during the periods presented.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At December 31, 2024, Solasglas, along with certain affiliates of DME Advisors, collectively owned 23.2% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in Solasglas. At December 31, 2024, Solasglas held 0.8 million shares of GRBK.

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

Separation Agreement with Former CEO

On November 3, 2023, the Company entered into a Deed of Settlement and Release (“Separation Agreement”) with the former CEO (Mr. Simon Burton) pursuant to which Mr. Burton’s employment with the Company would terminate by mutual consent, including resignation from the Board of Directors, effective as of December 31, 2023. The following is a summary of the material financial terms of the Separation Agreement:

•$2.4 million cash severance payable over 18 months and $0.3 million salary continuance to April 30, 2024 (these have been accrued and included in “Other liabilities” in the consolidated balance sheets);
•$1.5 million non-cash charge for accelerated vesting for Mr. Burton’s remaining 235,936 service restricted shares and modified vesting condition for Mr. Burton’s remaining 532,035 performance restricted shares in which the service condition is no longer a requirement for vesting (see Note 11); and
•$1.6 million grant date fair value of performance restricted shares to be granted in March 2024.

As a result of the above Separation Agreement, the Company recognized a total charge of $4.3 million including the incremental share-based compensation cost for the modified grants for the year ended December 31, 2023.

16.    COMMITMENTS AND CONTINGENCIES

a) Concentration of Credit Risk

Cash and cash equivalents

The Company monitors its concentration of credit risk with financial institutions and limits acceptable counterparties based on current rating, outlook and other relevant factors.

Investments

The Company’s credit risk exposure to private debt and convertible debt securities within its “Other investments” are immaterial (see Note 4).
Reinsurance balances receivable, net

The following table shows the breakdown of reinsurance balances receivable:

	December 31, 2024		December 31, 2023
	Amount	%	Amount	%
Premiums receivable	$253,627	36.0%	$186,940	30.2%

Funds withheld:
Funds held by cedants	58,183	8.3%	50,075	8.1%
Premiums held by Lloyds' syndicates	278,265	39.5%	264,278	42.7%
Funds at Lloyd’s	113,324	16.1%	115,772	18.6%

Profit commission receivable	2,103	0.3%	2,302	0.4%

Deposit assets	—	—%	888	0.1%
Total before provision	705,502	100.2%	620,255	100.1%
Provision for expected credit losses	(1,019)	(0.1)%	(854)	(0.1)%
Reinsurance balances receivable, net	$704,483	100.1%	$619,401	100.0%

The Company has posted deposits at Lloyd’s to support underwriting capacity for certain syndicates, including Syndicate 3456 (see Note 18). Lloyd’s has a credit rating of “A+” (Superior) from A.M. Best, as revised in August 2024.

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

b) Lease Obligations

The Company operates in the Cayman Islands, United Kingdom, and Ireland under various non-cancelable operating lease agreements. The Company’s weighted-average remaining operating lease term is approximately 1.5 years at December 31, 2024. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 6.0% to determine the present value of lease payments. This discount rate represents the Company’s incremental borrowing rate for a term similar to that of the associated lease based on information available at the commencement date. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the borrowing term.

At December 31, 2024, the right-of-use assets and lease liabilities relating to the operating leases were $0.9 million and $1.0 million, respectively (2023: $1.4 million and $1.5 million, respectively). For the year ended December 31, 2024, the Company recognized operating lease expense $0.7 million (2023: $0.6 million, 2022: $0.6 million).

At December 31, 2024, the commitment for operating lease liabilities for future annual periods was as follows:

Year ending December 31,
2025	$686
2026	377
Total lease payments	1,063
Less present value discount	(57)
Present value of lease liabilities	$1,006

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

17.     SEGMENT REPORTING
For the quarter and year ended December 31, 2024, the Company has amended its reportable segments as follows:

Open Market

In the Open Market segment, the Company underwrites reinsurance business, sourced through the brokerage distribution channels and Lloyd’s. The Company writes mostly treaty reinsurance, on a proportional and non-proportional basis. The lines of business for this segment are as follows: Casualty, Financial, Health, Multiline, Property and Specialty.

Innovations

In the Innovations segment, the Company provides reinsurance capacity to startup companies and MGAs based globally, sourced mainly through direct placements with its strategic partners (see Note 4). This segment also includes business written by Syndicate 3456. The lines of business for this segment are as follows: Casualty, Financial, Health, Multiline and Specialty.

The Company’s reportable segments each have executive leadership who are responsible for their performance and who are directly accountable to the CODM. The change in reportable segments was driven by the appointment of a new CEO, who is the CODM. The CODM reviews the financial performance of the reportable segment to assess the achievement of strategic initiatives, the efficiency of the deployed capital, and how to allocate resources to the reportable segments based on the segment’s financial performance.

In addition to its reportable segments, the Company has a Corporate category included in the below tables, which includes runoff business (see Note 7), corporate expenses, income from investment in Solasglas, foreign exchange gains (losses), interest expense and income taxes.

The table below provides information about the Company’s reportable segments, including the reconciliation to net income as reported under U.S. GAAP. Comparatives have been recast to conform with the new reportable segments.

Year ended December 31, 2024:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$603,798	$94,725	$(188)	$698,335
Net premiums written	541,446	80,016	(197)	621,265
Net premiums earned	511,922	86,352	21,680	619,954
Net loss and LAE incurred	(341,586)	(51,939)	(33,744)	(427,269)
Acquisition costs	(144,852)	(27,151)	(4,772)	(176,775)
Other underwriting expenses	(19,175)	(3,682)	—	(22,857)
Deposit interest expense, net (1)	(1,228)	—	—	(1,228)
Underwriting income (loss)	5,081	3,580	(16,836)	(8,175)

Reconciliation to income before income taxes:
Net investment income	42,629	702	2,623	45,954
Corporate and other expenses	—	(2,445)	(13,932)	(16,377)
Income from investment in Solasglas			33,605	33,605
Foreign exchange gains (losses)			(5,606)	(5,606)
Interest expense			(5,836)	(5,836)
Income before income taxes	$47,710	$1,837	$(5,982)	$43,565

Additional information:
Net loss and LAE incurred:
Attritional losses	$290,961	$52,235	$5,780	$348,976
CAT losses	35,681	—	$21,808	$57,489
Prior year adverse (favorable) loss development	14,944	(296)	$6,156	$20,804
Total net loss and LAE incurred	$341,586	$51,939	$33,744	$427,269

Total allocated assets (2)	$454,647	$110,119	$1,451,457	$2,016,223
(1) For the purpose of the above reportable segments table, the Company has reclassified $2.1 million of deposit interest income from “Other income, net” to “Deposit interest expense, net” relating to reinsurance contracts that did not meet the risk transfer requirement under U.S. GAAP.
(2) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Year ended December 31, 2023:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$504,435	$88,602	$43,773	$636,810
Net premiums written	466,544	83,608	43,896	594,048
Net premiums earned	466,751	71,769	44,627	583,147
Net loss and LAE incurred	(262,290)	(44,855)	(52,859)	(360,004)
Acquisition costs	(136,356)	(22,381)	(10,140)	(168,877)
Other underwriting expenses	(16,827)	(2,760)	—	(19,587)
Deposit interest expense, net	(2,687)	—	—	(2,687)
Underwriting income (loss)	48,591	1,773	(18,372)	31,992

Reconciliation to income before income taxes:
Net investment income	37,351	2,732	3,325	43,408
Corporate and other expenses	—	(3,080)	(20,573)	(23,653)
Income from investment in Solasglas			28,696	28,696
Foreign exchange gains (losses)			11,566	11,566
Other income, net			265	265
Interest expense			(5,344)	(5,344)
Income before income taxes	$85,942	$1,425	$(437)	$86,930

Additional information:
Net loss and LAE incurred:
Attritional losses	$243,440	$44,425	$32,162	$320,027
CAT losses	15,264	—	13,507	28,771
Prior year adverse (favorable) loss development	3,586	430	7,190	11,206
Total net loss and LAE incurred	$262,290	$44,855	$52,859	$360,004

Total allocated assets (2)	$485,388	$98,467	$1,151,451	$1,735,307
(2) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Year ended December 31, 2022:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$452,541	$50,739	$59,891	$563,171
Net premiums written	437,799	47,328	44,615	529,742
Net premiums earned	410,877	33,184	25,416	469,477
Net loss and LAE incurred	(268,659)	(23,151)	(24,675)	(316,485)
Acquisition costs	(125,296)	(11,111)	(6,741)	(143,148)
Other underwriting expenses	(11,867)	(1,946)	—	(13,813)
Deposit interest expense, net	(6,717)	—	—	(6,717)
Underwriting income (loss)	(1,662)	(3,024)	(6,000)	(10,686)

Reconciliation to income before income taxes:
Net investment income	4,898	9,869	(6,417)	8,350
Corporate and other expenses	—	(3,452)	(14,341)	(17,793)
Income from investment in Solasglas			54,844	54,844
Foreign exchange gains (losses)			(5,988)	(5,988)
Interest expense			(4,201)	(4,201)
Income before income taxes	$3,236	$3,393	$17,897	$24,526

Additional information:
Net loss and LAE incurred:
Attritional losses	$235,179	$20,482	$20,989	$276,650
CAT losses	36,967	0	2,750	39,717
Prior year adverse (favorable) loss development	(3,487)	2,669	936	118
Total net loss and LAE incurred	$268,659	$23,151	$24,675	$316,485

Total allocated assets (2)	$631,738	$84,516	$864,127	$1,580,381
(2) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

The other underwriting expenses includes general and administrative expenses directly attributable to each of the segment, in addition to allocated indirect overhead costs.

The net investment income includes:
•Interest income earned on restricted cash (see Note 5 - Restricted Cash and Cash Equivalents) and FAL balances directly attributable to each of the segments; and
•Realized and unrealized gains (losses) on private investments directly attributable to Innovations segment (see Note 4 - Other Investments).

The Company had no intersegment revenues for the years ended December 31, 2024, 2023, and 2022.

Concentration of revenue

The Company has a diverse client base, for which there was no individual customer that accounted for more than 10% of the total consolidated gross premiums written for the years ended December 31, 2024, 2023, and 2022.

Premiums by Geographic Area

The following table presents gross premiums written by the geographical location of the Company’s subsidiaries:

Year ended December 31,	2024		2023		2022
Ireland	$160,736	23.0%	$95,371	15.0%	$246,637	43.8%
United Kingdom	176,336	25.3	192,699	30.3	—	—
Cayman Islands	361,263	51.7	348,740	54.7	316,534	56.2
	$698,335	100.0%	$636,810	100.0%	$563,171	100.0%

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

The statutory capital and surplus and required minimum statutory capital and surplus of the Company’s most significant regulated reinsurance operations are detailed below:

	Cayman Islands		Ireland
At December 31,	2024	2023	2024	2023
Statutory capital and surplus	603,095	$569,044	64,677	58,721
Required statutory capital surplus	307,875	256,586	39,759	39,367
Excess statutory capital	295,220	$312,458	24,918	$19,354

The statutory net income for the Company’s most significant regulated reinsurance operations were as follows:

	Greenlight Re	GRIL
Year ended December 31, 2024	$47,360	$4,368
Year ended December 31, 2023	$85,464	$11,479
Year ended December 31, 2022	$32,290	$4,612

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

Greenlight Re is not required to prepare statutory financial statements for filing with CIMA. There were no material differences between Greenlight Re’s GAAP capital, surplus, and net income and its statutory capital, surplus, and net income at December 31, 2024 and 2023, and for the years then ended.

Any dividends declared and paid from Greenlight Re to the Company requires CIMA’s approval. During the year ended December 31, 2024, $22.5 million of dividends (2023: $8.3 million, 2022: $60.1 million) were declared or paid by Greenlight Re to the Company. The dividends were approved by CIMA and resulted in the return of additional share capital to the Company. At December 31, 2024, $295.2 million (2023: $312.5 million) of Greenlight Re’s capital and surplus was available for distribution as dividends.

Ireland

Effective January 1, 2016, the Company’s Irish subsidiary (GRIL) is obligated to maintain at all times the Minimum Capital Requirement (“Irish MCR”) and the Solvency Capital Requirement (“SCR”) as calculated by reference to Solvency II definition.

There were no material differences between the statutory financial statements and statements prepared in accordance with U.S. GAAP for GRIL at December 31, 2024 and 2023, and for the years then ended.

The amount of dividends that GRIL is permitted to distribute is limited to its excess statutory capital, as noted in the above table. The Central Bank of Ireland has powers to intervene if a dividend payment were to breach regulatory capital requirements. During the year ended December 31, 2024, $20.0 million of dividends (2023: nil, 2022: nil) were declared or paid by GRIL to the Company.

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

19. SUBSEQUENT EVENTS

Due to the California wildfires commencing in January 2025, the Company has estimated losses ranging from $15 million to $30 million, net of reinstatement premiums, to be recognized in the first quarter of 2025. The Company’s assessment of the impact of the California wildfires is preliminary, and is based on, among other things, initial industry insured loss estimate of $40 billion to $50 billion, market share analysis, and a review of in-force contracts. This estimate is subject to significant management judgment due to the preliminary nature of the information available thus far from industry participants, the magnitude and recency of the California wildfires, and other factors.

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2024
(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
Other investments:
Private investments and unlisted equities	$28,111	$71,867	$71,867
Debt and convertible debt securities	2,713	1,293	1,293
Total other investments	30,824	73,160	73,160
Total investments - other than investments in related parties	$30,824	$73,160	$73,160

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY
(expressed in thousands of U.S. dollars)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$5,297	$1,924
Investment in subsidiaries	690,932	667,732
Due from subsidiaries	154	—
Other assets	542	628
Total assets	$696,925	$670,284
Liabilities and equity
Liabilities
Debt	$60,749	$73,281
Other liabilities	282	712
Due to subsidiaries	15	196
Total liabilities	61,046	74,189
Shareholders’ equity
Share capital	3,483	3,534
Additional paid-in capital	481,551	484,532
Retained earnings	150,845	108,029
Total shareholders’ equity	635,879	596,095
Total liabilities and equity	$696,925	$670,284

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF OPERATIONS — PARENT COMPANY ONLY
(expressed in thousands of U.S. dollars)

	Year ended December 31
	2024	2023	2022
Revenue
Net investment income	$143	$5	$1
Other income (expense)	(60)	239	366
Total revenues	83	244	367

Expenses
Corporate expenses	6,059	9,042	6,887
Interest expense	5,836	5,344	4,201
Total expenses	11,895	14,386	11,088
Loss before equity in net income of subsidiaries	(11,812)	(14,142)	(10,721)
Equity in net income of subsidiaries	54,628	100,972	36,063
Net income	$42,816	$86,830	$25,342
Comprehensive income	$42,816	$86,830	$25,342

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
(expressed in thousands of U.S. dollars)

	Year ended December 31
	2024	2023	2022
Cash flows from operating activities
Net income	$42,816	$86,830	$25,342
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities:
Equity in earnings of consolidated subsidiaries	(54,628)	(100,972)	(36,063)
Net realized gain on repurchases of convertible senior notes payable	—	(265)	(343)
Share-based compensation expense	3,884	5,550	4,028
Accretion of debt offering costs, net of change in interest accruals	1,220	(1,696)	79
Net change in:
Due from subsidiaries	(154)	28,400	(28,400)
Other assets	86	125	(753)
Other liabilities	(430)	631	(69)
Due to subsidiaries	(181)	(635)	(2,071)
Net cash provided by (used in) operating activities	(7,387)	17,968	(38,250)
Cash flows from investing activities
Dividends and return of capital from subsidiaries	42,500	8,316	60,125
Contributions to subsidiaries	(10,500)	(20,043)	(1,557)
Net cash provided by (used in) investing activities	32,000	(11,727)	58,568
Cash flows from financing activities
Proceeds from Term Loans	—	75,000	—
Repayment of Term Loans	(13,752)	(947)	—
Repayment of convertible senior notes payable	—	(62,147)	—
Repurchase of convertible senior notes payable	—	(17,198)	(19,793)
Repurchase of shares	(7,488)	—	(35)
Net cash used in financing activities	(21,240)	(5,292)	(19,828)
Net increase (decrease) in cash and cash equivalents	3,373	949	490
Cash and cash equivalents at beginning of the year	1,924	975	485
Cash and cash equivalents at end of the year	$5,297	$1,924	$975
Supplementary information
Non cash consideration to subsidiaries, net	$(572)	$(595)	$(656)

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(expressed in thousands of U.S. dollars)

	December 31, 2024			Year ended December 31, 2024
	Deferred acquisition costs	Reserves for losses and LAE	Unearned premiums	Net premiums earned	Total investment related income (loss)	Net losses, and LAE	Acquisition costs	Underwriting expenses (2)	Net premiums written	Deposit interest expense, net
Open Market	$71,432	$769,776	$290,419	$511,922	$42,629	$341,586	$144,852	$19,175	$541,446	$1,228
Innovations	10,817	76,986	34,132	86,352	702	51,939	27,151	3,682	80,016	—
Corporate (1)	—	14,207	—	21,680	2,623	33,744	4,772	—	(197)	—
	$82,249	$860,969	$324,551	$619,954	$45,954	$427,269	$176,775	$22,857	$621,265	$1,228

	December 31, 2023			Year ended December 31, 2023
	Deferred acquisition costs	Reserves for losses and LAE	Unearned premiums	Net premiums earned	Total investment related income (loss)	Net losses, and LAE	Acquisition costs	Underwriting expenses (2)	Net premiums written	Deposit interest expense, net
Open Market	$64,354	$597,478	$246,994	$466,751	$37,351	$262,290	$136,356	$16,827	$466,544	$2,687
Innovations	11,089	46,314	37,438	71,769	2,732	44,855	22,381	2,760	83,608	—
Corporate (1)	4,513	17,762	21,878	44,627	3,325	52,859	10,140	—	43,896	—
	$79,956	$661,554	$306,310	$583,147	$43,408	$360,004	$168,877	$19,587	$594,048	$2,687

	December 31, 2022			Year ended December 31, 2022
	Deferred acquisition costs	Reserves for losses and LAE	Unearned premiums	Net premiums earned	Total investment related income (loss)	Net losses, and LAE	Acquisition costs	Underwriting expenses (2)	Net premiums written	Deposit interest expense, net
Open Market	$70,173	$524,913	$250,742	$410,877	$4,898	$268,659	$125,296	$11,867	$437,799	$6,717
Innovations	6,570	19,336	25,586	33,184	9,869	23,151	11,111	1,946	47,328	—
Corporate (1)	5,648	11,219	31,492	25,416	(6,417)	24,675	6,741	—	44,615	—
	$82,391	$555,468	$307,820	$469,477	$8,350	$316,485	$143,148	$13,813	$529,742	$6,717

(1) Corporate includes the results of runoff business and non-underwriting income and expenses.
(2) Includes underwriting expenses and deposit interest expense, net.

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(expressed in thousands of U.S. dollars)

Year	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net written premiums	Percentage of amount assumed to net
2024	$—	$77,070	$698,335	$621,265	112%
2023	$—	$42,762	$636,810	$594,048	107%
2022	$—	$33,429	$563,171	$529,742	106%