Form 10-Q
period 2025-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2025-05-07
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

At May 2, 2025, there were 34,555,431 ordinary shares outstanding, $0.10 par value per share, of the registrant.

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
•the loss of significant brokers; and
•those described under “Item 1A, Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 10, 2025 (“2024 Form 10-K”), which is accessible on the SEC’s website at www.sec.gov.

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

Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2025 (unaudited) and December 31, 2024
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2025	December 31, 2024
Assets
Investments
Investment in related party investment fund, at fair value	$435,341	$387,144
Other investments	73,266	73,160
Total investments	508,607	460,304
Cash and cash equivalents	47,477	64,685
Restricted cash and cash equivalents	595,282	584,402
Reinsurance balances receivable (see Note 15)	768,711	704,483
Loss and loss adjustment expenses recoverable (see Note 8)	87,963	85,790
Deferred acquisition costs	96,759	82,249
Unearned premiums ceded	38,895	29,545
Other assets	8,402	4,765
Total assets	$2,152,096	$2,016,223
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$916,600	$860,969
Unearned premium reserves	384,311	324,551
Reinsurance balances payable	93,730	105,892
Funds withheld	21,825	21,878
Other liabilities	8,992	6,305
Debt	59,834	60,749
Total liabilities	1,485,292	1,380,344
Commitments and Contingencies (Note 15)
Shareholders' equity
Preferred share capital (par value $0.10; none issued)	—	—
Ordinary share capital (par value $0.10; issued and outstanding, 34,557,449) (2024: par value $0.10; issued and outstanding, 34,831,324)	3,456	3,483
Additional paid-in capital	482,876	481,551
Retained earnings	180,472	150,845
Total shareholders' equity	666,804	635,879
Total liabilities and equity	$2,152,096	$2,016,223

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three months ended March 31, 2025 and 2024
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31
	2025	2024
Revenues
Gross premiums written	$247,945	$217,258
Gross premiums ceded	(28,548)	(23,181)
Net premiums written	219,397	194,077
Change in net unearned premium reserves	(50,934)	(32,541)
Net premiums earned	168,463	161,536
Income from investment in related party investment fund (net of related party expenses - Note 3)	32,197	18,248
Net investment income	8,287	13,178
Foreign exchange gains (losses)	4,355	(1,649)
Total revenues	213,302	191,313
Expenses
Net loss and loss adjustment expenses incurred	122,884	109,326
Acquisition costs	46,866	41,610
Underwriting expenses	6,358	6,339
Corporate and other expenses	4,672	4,375
Deposit interest expense	149	876
Interest expense	1,464	1,249
Total expenses	182,393	163,775
Income before income tax	30,909	27,538
Income tax expense	(1,282)	(519)
Net income	$29,627	$27,019

Earnings per share ("EPS"):
Basic	$0.87	$0.79
Diluted	$0.86	$0.78
Weighted average number of ordinary shares used in the determination of EPS:
Basic	33,949,967	34,272,230
Diluted	34,418,262	34,653,381

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the three months ended March 31, 2025 and 2024
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2025	2024
Ordinary share capital
Balance - beginning of period	$3,483	$3,534
Forfeited shares, net of issued shares	(27)	(2)
Balance - end of period	3,456	3,532
Additional paid-in capital
Balance - beginning of period	481,551	484,532
Share-based compensation expense	1,325	1,346
Balance - end of period	482,876	485,878
Retained earnings
Balance - beginning of period	150,845	108,029
Net income	29,627	27,019
Balance - end of period	180,472	135,048
Total shareholders' equity	$666,804	$624,458

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2025 and 2024
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2025	2024
Cash flows from operating activities
Net income	$29,627	$27,019
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Income from investments in related party investment fund	(32,197)	(18,248)
Net realized and unrealized losses (gains) on other investments	(111)	413
Net realized and unrealized losses (gains) on derivatives	64	(472)
Share-based compensation expense	1,298	1,344
Accretion of debt offering costs, net of change in interest accruals	23	123
Net change in:
Reinsurance balances receivable	(64,228)	(74,341)
Loss and loss adjustment expenses recoverable	(2,173)	(19,078)
Deferred acquisition costs	(14,510)	(4,935)
Unearned premiums ceded	(9,350)	(7,941)
Loss and loss adjustment expense reserves	55,631	69,101
Unearned premium reserves	59,760	42,321
Reinsurance balances payable	(12,162)	2,657
Funds withheld	(53)	3,507
Other items, net	(1,240)	(3,510)
Net cash provided by operating activities	10,379	17,960
Cash flows from investing activities
Proceeds from redemptions of investment in Solasglas	14,000	—
Contributions to investment in Solasglas	(30,000)	(30,000)
Proceeds on disposal of other investments	5	168
Net cash used in investing activities	(15,995)	(29,832)
Cash flows from financing activities
Repayment of Term Loans	(938)	(938)
Net cash used in financing activities	(938)	(938)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	226	(114)
Decrease in cash, cash equivalents and restricted cash	(6,328)	(12,924)
Cash, cash equivalents and restricted cash at beginning of the period	649,087	655,730
Cash, cash equivalents and restricted cash at end of the period	$642,759	$642,806
Supplementary information
Interest paid in cash	$1,362	$1,724
Income tax paid (refund received) in cash	(9)	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2025

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

Basis of Presentation

These unaudited condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the U.S. Securities and Exchange Commission’s (“SEC”) instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s 2024 Form 10-K. The financial statements include the accounts of GLRE and the consolidated financial statements of its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated on consolidation.

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

Reclassifications

The following amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the presentation of the current condensed consolidated financial statements:
•The Company has reported separately “Underwriting expenses” from “Corporate and other expenses” in the condensed consolidated statements of operations, which were previously combined and reported as “General and administrative expenses”. This resulted in no change to the previously reported total expenses or net income.
•The Company has reclassified investment-related income from Lloyd’s syndicates, which was previously presented in the condensed consolidated statements of operations under the caption “Other income, net”, to “Net investment income”. This resulted in no change to the previously reported total revenues or net income.

2. SIGNIFICANT ACCOUNTING POLICIES

There were no material changes to the Company’s significant accounting policies subsequent to its 2024 Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, FASB issued ASU 2023-09, Income Taxes Topic (740) - Improvements to Income Tax Disclosures, which provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. While early adoption is permitted, a public company should apply the amendments prospectively. This ASU is effective for the Company’s 2025 year-end financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU 2024-03 requires more detailed disclosures about the type of expenses (including purchases of inventory, employee compensation, and depreciation / amortization) in commonly presented expense captions in the consolidated income statements (e.g. cost of sales, general and administrative expenses, and research and development). ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years after December 15, 2027. Early adoption is permitted.

The Company is currently evaluating the disclosure impact of the above new ASUs.

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

The Company’s maximum exposure to loss relating to Solasglas Investments, LP (“Solasglas”) is limited to GLRE's share of Partners’ capital in Solasglas. At March 31, 2025, GLRE’s share of Partners’ capital in Solasglas was $435.3 million (December 31, 2024: $387.1 million), representing 77.8% (December 31, 2024: 77.9%) of Solasglas’ total net assets. DME Advisors II, LLC held the remaining 22.2% (December 31, 2024: 22.1%) of Solasglas’ total net assets.

The Company’s share of the net increase in Partner’s capital for the three months ended March 31, 2025 was $32.2 million (three months ended March 31, 2024: a net increase of $18.2 million), as shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of Solasglas are presented below.

Summarized Statements of Financial Condition of Solasglas Investments, LP

	March 31, 2025	December 31, 2024
Assets
Investments, at fair value	$526,047	$504,828
Derivative contracts, at fair value	35,843	8,925
Due from brokers	264,229	188,296
Cash and cash equivalents	27,375	40,354
Interest and dividends receivable	294	1,536
Total assets	853,788	743,939

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(287,314)	(234,977)
Derivative contracts, at fair value	(3,498)	(4,452)
Capital withdrawals payable	—	(4,000)
Due to brokers	(1,429)	—
Interest and dividends payable	(1,468)	(3,218)
Accrued expenses and other liabilities	(404)	(180)
Total liabilities	(294,113)	(246,827)

Partners' capital	$559,675	$497,112

GLRE’s share of Partners' capital	$435,341	$387,144

Summarized Statements of Operations of Solasglas Investments, LP

	Three months ended March 31
	2025	2024
Investment income
Dividend income (net of withholding taxes)	$1,490	$831
Interest income	3,627	4,352
Total Investment income	5,117	5,183

Expenses
Management fee	(1,730)	(1,323)
Interest	(1,701)	(1,334)
Dividends	(761)	(704)
Research and operating	(485)	(324)
Total expenses	(4,677)	(3,685)

Net investment income	440	1,498

Realized and change in unrealized gains (losses)
Net realized gain (loss)	19,105	42,945
Net change in unrealized appreciation (depreciation)	27,018	(16,245)
Net gain on investment transactions	46,123	26,700

Net increase in Partners' capital (1)	$46,563	$28,198

GLRE’s share of the increase in Partners' capital	$32,197	$18,248

(1) The net increase in Partners’ capital is net of management fees and performance allocation presented below:

	Three months ended March 31
	2025	2024
Management fees	$1,730	$1,323
Performance allocation	3,578	2,028
Total	$5,308	$3,351

4. OTHER INVESTMENTS

At March 31, 2025, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$28,111	$51,559	$(7,697)	$—	$71,973
Debt and convertible debt securities	2,713	—	(1,510)	90	1,293
Total other investments	$30,824	$51,559	$(9,207)	$90	$73,266

At December 31, 2024, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$28,111	$51,076	$(7,320)	$—	$71,867
Debt and convertible debt securities	2,713	—	(1,510)	90	1,293
Total other investments	$30,824	$51,076	$(8,830)	$90	$73,160

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at March 31, 2025 and 2024, and the related adjustments recorded during the periods then ended.

	Three months ended March 31
	2025	2024
Carrying value (1)	$71,973	$71,577
Upward carrying value changes (2)	$483	$419
Downward carrying value changes and impairment (3)	$(377)	$(114)

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to March 31, 2025, totaled $54.0 million.
(3) The cumulative downward carrying value changes and impairments from inception to March 31, 2025, totaled $10.1 million.

Net investment income

The following table summarizes the change in unrealized gains (losses) and the realized gains (losses) for the Company’s other investments, which are included in “Net investment income” in the condensed consolidated statements of operations (see Note 13):

	Three months ended March 31
	2025	2024
Gross realized gains	$5	$—
Gross realized losses	—	(1,332)
Net realized gains (losses)	$5	$(1,332)
Change in unrealized gains	106	919
Net realized and unrealized gains (losses) on other investments	$111	$(413)

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table shows the breakdown of the Company’s restricted cash and cash equivalents, along with a reconciliation of the total cash, cash equivalents, and restricted cash reported in the condensed consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
Restricted cash and cash equivalents:
Cash securing trust accounts	$260,210	$256,796
Cash securing letters of credit issued	319,316	312,855
Cash securing Loan Facility	10,000	10,000
Other	5,756	4,751
Total restricted cash and cash equivalents	595,282	584,402
Cash and cash equivalents	47,477	64,685
Total cash, cash equivalents, and restricted cash	$642,759	$649,087

6. FAIR VALUE MEASUREMENTS

Assets measured at fair value on a nonrecurring basis

At March 31, 2025, the Company held $64.3 million (December 31, 2024: $63.4 million) of private investments and unlisted equities measured at fair value on a nonrecurring basis. At March 31, 2025, the Company held $7.6 million (December 31, 2024: $8.5 million) of private investments and unlisted equities measured at cost. The Company classifies these investments as Level 3 within the fair value hierarchy.

The following table summarizes the periods between the most recent fair value measurement dates and March 31, 2025, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
Fair values measured on a nonrecurring basis	$15,066	$9,535	$39,747	$64,348

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

For the three months ended March 31, 2025 and 2024 , the Company recognized an unrealized loss for the above derivatives of $0.1 million and an unrealized gain of $0.5 million, respectively, which is included in interest expense in the condensed consolidated statements of operations.

Financial Instruments Disclosed, But Not Carried, at Fair Value

At March 31, 2025, the carrying value of debt and convertible debt securities within “Other Investments” (see Note 4) and the Term Loans approximates their fair values. The Company classifies these financial instruments as Level 2 within the fair value hierarchy.

7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and loss adjustment expense (“LAE”) reserves were composed of the following:

	March 31, 2025	December 31, 2024
Case reserves	$230,182	$230,633
IBNR	686,418	630,336
Total	$916,600	$860,969

Reserve Roll-forward

The following provides a summary of changes in outstanding loss and LAE reserves for all lines of business:

Consolidated	Three months ended March 31
	2025	2024
Gross balance at January 1	$860,969	$661,554
Less: Losses recoverable	(85,790)	(25,687)
Net balance at January 1	775,179	635,867
Incurred losses related to:
Current year	118,666	103,925
Prior years	4,218	5,401
Total incurred	122,884	109,326
Paid losses related to:
Current year	(6,352)	(3,525)
Prior years	(75,203)	(53,343)
Total paid	(81,555)	(56,868)
Foreign exchange and translation adjustment	12,129	(2,435)
Net balance at March 31	828,637	685,890
Add: Losses recoverable (see Note 8)	87,963	44,765
Gross balance at March 31	$916,600	$730,655

Estimates for Catastrophe Events

At March 31, 2025, the Company’s net reserves for losses and LAE include estimated amounts for catastrophe and weather-related events (the “CAT losses”). The magnitude and volume of losses arising from these events is inherently uncertain, and, consequently, actual losses for these events may ultimately differ, potentially materially, from current estimates.

CAT events in 2025

During the three months ended March 31, 2025, the Company incurred CAT losses of $27.0 million relating to the California wildfires.

CAT events in 2024

During the three months ended March 31, 2024, the Company incurred CAT losses of $12.4 million driven mainly by the Baltimore Bridge collapse.

Prior Year Reserve Development

The Company’s net favorable (adverse) prior year development arises from changes to estimates for losses and LAE related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment and consolidated:

	Favorable (Adverse)
	Open Market	Innovations	Total Segments	Corporate	Total Consolidated
Three months ended March 31, 2025	$(4,896)	$567	$(4,329)	$111	$(4,218)
Three months ended March 31, 2024	$(1,473)	$1	$(1,472)	$(3,929)	$(5,401)

Open Market Segment:

•The net adverse reserve development for the three months ended March 31, 2025 was composed of $23.2 million of reserve strengthening predominantly on the casualty line (various underwriting years) due to current economic and social inflation trends. This was partially offset by $18.3 million of favorable reserve development on property (mostly 2024 underwriting year) and specialty lines (mostly 2022-2024 underwriting years) due to better than expected loss emergence.

•The net adverse reserve development for the three months ended March 31, 2024 was composed of $4.1 million of reserve strengthening predominantly on the casualty line (2015-2017 underwriting years) and specialty line (2022-2023 underwriting years) due to current economic and social inflation trends. This was partially offset by $2.7 million of favorable reserve development predominantly on multiline business (various underwriting years) due to better than expected loss emergence.

Innovations Segment:

•The net favorable reserve development for the three months ended March 31, 2025 was due to better than expected loss emergence on multiline and specialty lines (2022-2023 underwriting years).

Corporate - Runoff Business:

Corporate represents the Innovations related property runoff business. The favorable (adverse) prior year reserve development for the above periods relate to CAT losses driven by the U.S. tornados (2021-2023 underwriting years).

8. RETROCESSION

The following table provides a breakdown of ceded reinsurance:

	Three months ended March 31
	2025	2024
Gross ceded premiums	$28,548	$23,181
Earned ceded premiums	$19,292	$15,242
Loss and loss adjustment expenses ceded	$6,656	$23,076

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company.

The following table shows a breakdown of losses recoverable on a gross and net of collateral basis:

	March 31, 2025		December 31, 2024
	Gross	Net of Collateral(1)	Gross	Net of Collateral(1)
A- or better by A.M. Best	$84,122	$66,730	$82,181	$63,979
Not rated	4,341	1,128	4,109	2,027
Total before provision	88,463	$67,858	$86,290	$66,006
Provision for credit losses	(500)		(500)
Total loss and loss adjustment expenses recoverable, net	$87,963		$85,790
(1) Collateral is in the form of cash, letters of credit, funds withheld, and/or cash collateral held in trust accounts. This excludes any excess collateral in order to disclose the aggregate net exposure for each retrocessionaire.
At March 31, 2025, we had 3 reinsurers (December 31, 2024: 3) that accounted for 10% or more of the total loss and loss adjustment expenses recoverable, net of the credit loss provision, for an aggregate gross amount of $49.6 million (December 31, 2024: $49.5 million).

9. DEBT AND CREDIT FACILITIES

Debt Obligations

The following table summarizes the Company’s outstanding debt obligations.

	March 31, 2025	December 31, 2024
Term loans	$59,375	$60,313
Accrued interest payable	877	923
Less: deferred financing costs	(418)	(487)
Total debt	$59,834	$60,749

During the three months ended March 31, 2025, the Company partially repaid $0.9 million of the outstanding Term loans.

Credit Facilities

At March 31, 2025, the Company had the following letter of credit (“LC”) facilities:

	Capacity	LCs issued	Termination Date
Citibank	$275,000	$203,136	December 19, 2025
CIBC	200,000	116,047	December 31, 2025
HSBC	$100,000	$—	December 17, 2025
	$575,000	$319,183
The above LCs issued are cash collateralized (see Note 5). The LC facilities are subject to various customary affirmative, negative and financial covenants. At March 31, 2025, the Company was in compliance with all LC facilities covenants.

10. SHARE CAPITAL

Ordinary Shares

The Company’s authorized share capital is 125,000,000 ordinary shares, par value of $0.10 per share.

The following table is a summary of changes in ordinary shares issued and outstanding for the three months ended March 31, 2025 and 2024:

	2025	2024
Balance – beginning of period	34,831,324	35,336,732
Issue of shares for vested RSUs (see Note 11)	100,793	74,357
Forfeiture of restricted shares (see Note 11)	(374,668)	(89,945)
Balance – end of period	34,557,449	35,321,144

Share Repurchase Plan

On May 2, 2025, the Board of Directors re-approved the share repurchase plan, until June 30, 2026, authorizing the Company to repurchase up to $25.0 million of ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase. For the three months ended March 31, 2025 and 2024, there was no repurchase of ordinary shares.

Preferred Shares

The Company’s authorized share capital also consists of 50,000,000 preference shares with a par value of $0.10 each. At March 31, 2025, the Company has no issued and outstanding preferred shares.

11. SHARE-BASED COMPENSATION

Refer to Note 11 of the Company’s audited consolidated financial statements of its 2024 Form 10-K for a summary of the Company’s 2023 Incentive Plan, including the definition of performance-based and service-based stock awards.

Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards (“RSs”) during the three months ended March 31, 2025 and 2024:

	Performance Restricted Shares		Service Restricted Shares
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2023	1,042,688	$9.94	419,604	$9.18
Granted	—	—	—	—
Vested	—	—	(217,522)	8.78
Forfeited	(89,945)	10.84	—	—
Balance at March 31, 2024	952,743	$9.86	202,082	$9.61

Balance at December 31, 2024	944,587	$9.87	191,556	$9.96
Granted	—	—	—	—
Vested	(222,532)	9.65	(75,667)	8.08
Forfeited	(372,966)	9.08	(1,702)	9.85
Balance at March 31, 2025	349,089	$10.87	114,187	$11.20

At March 31, 2025, 2,931,783 (December 31, 2024: 2,834,519) ordinary shares remained available for future issuance under the Company’s 2023 Incentive Plan.

For the three months ended March 31, 2025, the total fair value of Performance and Service RSs vested was $4.2 million, respectively (2024: $1.9 million, respectively).

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the three months ended March 31, 2025 and 2024:

	Performance RSUs		Service RSUs
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2023	154,445	$8.03	110,425	$8.78
Granted	258,148	11.85	124,425	11.85
Vested	—	—	(74,357)	8.84
Forfeited	—	—	—	—
Balance at March 31, 2024	412,593	$10.42	160,493	$11.14

Balance at December 31, 2024	403,526	$10.43	149,834	$11.14
Granted	185,551	13.16	149,435	13.16
Vested	(38,752)	6.82	(62,041)	10.46
Forfeited	(54,048)	7.06	(3,534)	11.85
Balance at March 31, 2025	496,277	$12.10	233,694	$12.60

For the awards granted during the three months ended March 31, 2025, the Service RSUs vest evenly over three years on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 0% and 200% of the awarded Performance RSUs, with a target of 100%.

For the three months ended March 31, 2025, the total fair value of Performance and Service RSUs vested was $1.4 million, (2024: $0.7 million).

Stock Compensation Expense

For the three months ended March 31, 2025, the Company recorded $1.3 million (2024: $1.3 million) of total stock compensation expense (net of forfeitures), respectively. The stock compensation expense is included in “General and administrative expenses” in the condensed consolidated statements of operations. Forfeiture recoveries were immaterial for both periods.

12. EARNINGS PER SHARE

The following table reconciles net income and weighted average shares used in computing basic and diluted EPS for the three months ended March 31, 2025 and 2024:

	Three months ended March 31
	2025	2024
Numerator for EPS:
Net income - basic	$29,627	$27,019
Net income - diluted	$29,627	$27,019

Denominator for EPS:
Weighted average shares outstanding - basic	33,949,967	34,272,230
Effect of dilutive employee and director share-based awards	468,295	381,151
Weighted average shares outstanding - diluted	34,418,262	34,653,381
Anti-dilutive stock options outstanding	620,319	902,140

EPS:
Basic	$0.87	$0.79
Diluted	$0.86	$0.78

13. NET INVESTMENT INCOME

The following table provides a breakdown of net investment income:

	Three months ended March 31
	2025	2024
Interest and dividend income, net of withholding taxes and other expenses	$6,635	$8,556
Investment income from Lloyd's syndicates	1,541	5,035
Net realized and unrealized gains (losses) on other investments (see Note 4)	111	(413)
Net investment income	8,287	13,178
Share of Solasglas' net income (see Note 3)	32,197	18,248
Total investment income	$40,484	$31,426

14. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

There has been no change to the Company’s investment advisory agreement with Solasglas as described in its 2024 Form 10-K. Refer to Note 3 for a breakdown of management fees and performance fees for the three months ended March 31, 2025 and 2024.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At March 31, 2025, Solasglas, along with certain affiliates of DME Advisors, collectively owned 23.2% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in Solasglas. At March 31, 2025, Solasglas held 0.8 million shares of GRBK.

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

Investments

The Company’s credit risk exposure to private debt and convertible debt securities within its “Other investments” are immaterial (see Note 4).
Reinsurance balances receivable, net

The following table shows the breakdown of reinsurance balances receivable:

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
Premiums receivable	$285,039	37.1%	$253,627	36.0%

Funds withheld:
Funds held by cedants	55,112	7.2%	58,183	8.3%
Premiums held by Lloyds' syndicates	314,605	40.9%	278,265	39.5%
Funds at Lloyd’s	113,324	14.7%	113,324	16.1%

Profit commission receivable	1,650	0.2%	2,103	0.3%

Total before provision	769,730	100.1%	705,502	100.2%
Provision for expected credit losses	(1,019)	(0.1)%	(1,019)	(0.1)%
Reinsurance balances receivable, net	$768,711	100.0%	$704,483	100.1%

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

b) Lease Obligations

There was no material change to the Company’s operating lease agreements subsequent to its 2024 Form 10-K.

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

16. SEGMENT REPORTING

The Company has two operating segments: Open Market and Innovations.

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

The Company’s reportable segments each have executive leadership who are responsible for their performance and who are directly accountable to the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer. The CODM reviews the financial performance of the reportable segment to assess the achievement of strategic initiatives, the efficiency of the deployed capital, and how to allocate resources to the reportable segments based on the segment’s financial performance.

The table below provides information about the Company’s reportable segments, including the reconciliation to net income as reported under U.S. GAAP. Comparatives have been recast to conform with the current reportable segments.

Three months ended March 31, 2025:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$220,709	$27,466	$(230)	$247,945
Net premiums written	$195,609	$23,971	$(183)	$219,397
Net premiums earned	$149,641	$19,005	$(183)	$168,463
Net loss and LAE incurred	(112,763)	(10,346)	225	(122,884)
Acquisition costs	(40,881)	(6,033)	48	(46,866)
Other underwriting expenses	(4,797)	(1,561)	—	(6,358)
Deposit interest expense, net	(149)	—	—	(149)
Underwriting income (loss)	(8,949)	1,065	90	(7,794)

Reconciliation to income before income taxes:
Net investment income	5,771	448	2,068	8,287
Corporate and other expenses	—	(572)	(4,100)	(4,672)
Income from investment in Solasglas			32,197	32,197
Foreign exchange gains (losses)			4,355	4,355
Interest expense			(1,464)	(1,464)
Income (loss) before income taxes	$(3,178)	$941	$33,146	$30,909

Additional information:
Net loss and LAE incurred:
Attritional losses	$(80,852)	$(10,913)	$114	$(91,651)
CAT losses	(27,015)	—	—	(27,015)
Prior year adverse (favorable) loss development	(4,896)	567	111	(4,218)
Total net loss and LAE incurred	$(112,763)	$(10,346)	$225	$(122,884)

Total allocated assets (1)	$459,549	$145,402	$1,547,145	$2,152,096

(1) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Three months ended March 31, 2024:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$187,061	$30,068	$129	$217,258
Net premiums written	$167,716	$26,244	$117	$194,077
Net premiums earned	$131,610	$20,197	$9,729	$161,536
Net loss and LAE incurred	(86,700)	(13,127)	(9,499)	(109,326)
Acquisition costs	(33,579)	(6,053)	(1,978)	(41,610)
Other underwriting expenses	(5,478)	(861)	—	(6,339)
Deposit interest expense, net	(876)	—	—	(876)
Underwriting income (loss)	4,977	156	(1,748)	3,385

Reconciliation to income before income taxes:
Net investment income	12,616	(183)	745	13,178
Corporate and other expenses	—	(590)	(3,785)	(4,375)
Income from investment in Solasglas			18,248	18,248
Foreign exchange gains (losses)			(1,649)	(1,649)
Interest expense			(1,249)	(1,249)
Income (loss) before income taxes	$17,593	$(617)	$10,562	$27,538

Additional information:
Net loss and LAE incurred:
Attritional losses	$(72,790)	$(13,128)	$(5,570)	$(91,488)
CAT losses	(12,437)	—	—	(12,437)
Prior year adverse (favorable) loss development	(1,473)	1	(3,929)	(5,401)
Total net loss and LAE incurred	$(86,700)	$(13,127)	$(9,499)	$(109,326)

Total allocated assets (1)	$479,820	$92,939	$1,304,210	$1,876,969

(1) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,” or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and its wholly-owned subsidiaries unless the context dictates otherwise.

The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our 2024 Form 10-K.

The following is management’s discussion and analysis (“MD&A”) of our results of operations for the three months ended March 31, 2025 and 2024 (herein referred as “Q1 2025” and “Q1 2024”, respectively) and the Company’s financial condition at March 31, 2025 and December 31, 2024.

All amounts are reported in U.S. dollars, unless otherwise noted. Tabular dollars are presented in thousands, with the exception of per share amounts or as otherwise noted.

Page

Overview

Business Overview

We are a global specialty property and casualty reinsurer headquartered in the Cayman Islands, with an underwriting and investment strategy that we believe differentiates us from most of our competitors. Our goal is to build long-term shareholder value by providing risk management solutions to the insurance, reinsurance, and other risk marketplaces.

For Q1 2025, we earned a net income of $29.6 million, an increase of $2.6 million over Q1 2024, principally due to strong performance from our investment in Solasglas, despite negative and volatile market conditions. Favorable foreign exchange movement also contributed to the higher net income in Q1 2025, which was offset partially by underwriting loss and lower investment-related income from Lloyd’s syndicates compared to Q1 2024.

The following is a summary of our financial performance for Q1 2025, compared to Q1 2024:
•Gross premiums written was $247.9 million, an increase of 14.1%;
•Net premiums earned was $168.5 million, an increase of 4.3%;
•Net underwriting loss was $7.8 million, compared to a net underwriting income of $3.4 million;
•Current year CAT losses, net of reinsurance, were $27.0 million, compared to $12.4 million; the related reinstatement premiums were $3.4 million, compared to $2.8 million.
•Adverse prior year loss development was $4.2 million, compared to $5.4 million;
•Total investment income was $40.5 million, an increase of $9.1 million (including 7.2% net return from our investment in Solasglas, compared to net return of 5.2%); and
•Diluted EPS was $0.86, compared to $0.78.

Fully diluted book value per share was $18.87 at March 31, 2025, an increase of 5.1% since December 31, 2024. See “Key Financial Measures and Non-GAAP Measures” section of this MD&A.

Outlook and Trends

Reinsurance market conditions

Throughout Q1 2025 and into the active April 1 renewal period, we continue to see increased competition from existing and new reinsurance markets, predominantly in our Open Market segment. This is putting pressure on headline rates across various classes; however, attachment points and other terms & conditions are largely holding firm. We believe that market conditions are still broadly, but not uniformly, positive. We have recently adjusted our risk appetite to take a more cautious stance toward the casualty business in our Open Market segment. We will continue to write business where we believe we are being adequately compensated for the risk.

General economic conditions

There are many factors contributing to an uncertain global economic outlook, and in particular, we believe that inflationary trends of recent years could persist. We continue to consider the potential impact of relevant economic factors on our underwriting portfolio. On the investment side, DME Advisors regularly monitors and re-positions Solasglas’ investment portfolio to manage the impact of inflation on its underlying investments and holds macro positions to benefit from a rising inflationary environment. DME Advisors pivoted during Q1 2025 from conservatively positioned to bearish. It lowered Solasglas’ gross and net exposure and added additional market hedges for tail protection.

In early April, the U.S. Administration enacted trade policies that were more aggressive than the financial markets expected, causing additional uncertainty and volatility. These policies further complicate the near-term outlook for economic growth and inflation. We remain vigilant to economic data and additional policies that may impact our business.

Key Financial Measures and Non-GAAP Measures

There have been no changes to our key financial measures, including non-GAAP financial measures, as described in the MD&A of our 2024 Form 10-K.

Fully Diluted Book Value Per Share

The following table presents a reconciliation of the fully diluted book value per share to basic book value per share (the most directly comparable U.S. GAAP financial measure):

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Numerator for basic and fully diluted book value per share:
Total equity as reported under U.S. GAAP	$666,804	$635,879	$663,418	$634,020	$624,458
Denominator for basic and fully diluted book value per share:
Ordinary shares issued and outstanding as reported and denominator for basic book value per share	34,557,449	34,831,324	34,832,493	35,321,144	35,321,144
Add: In-the-money stock options (1) and all outstanding RSUs	773,938	590,001	602,013	594,612	585,334
Denominator for fully diluted book value per share	35,331,387	35,421,325	35,434,506	35,915,756	35,906,478

Basic book value per share	$19.30	$18.26	$19.05	$17.95	$17.68
Increase in basic book value per share	$1.04	$(0.79)	$1.10	$0.27	$0.81
Increase in basic book value per share	5.7%	(4.1)%	6.1%	1.5%	4.8%

Fully diluted book value per share	$18.87	$17.95	$18.72	$17.65	$17.39
Increase in fully diluted book value per share	$0.92	$(0.77)	$1.07	$0.26	$0.65
Increase in fully diluted book value per share	5.1%	(4.1)%	6.1%	1.5%	3.9%
(1) Assuming net exercise by the grantee.

Consolidated Results of Operations

The table below summarizes our consolidated operating results.

	Three months ended March 31
	2025	2024	Change
Underwriting results:
Gross premiums written	$247,945	$217,258	$30,687
Net premiums written	$219,397	$194,077	$25,320
Net premiums earned	$168,463	$161,536	$6,927
Net loss and LAE incurred:
Current year	(118,666)	(103,925)	(14,741)
Prior year (1)	(4,218)	(5,401)	1,183
Net loss and LAE incurred	(122,884)	(109,326)	(13,558)
Acquisition costs	(46,866)	(41,610)	(5,256)
Underwriting expenses	(6,358)	(6,339)	(19)
Deposit interest income (expense), net	(149)	(876)	727
Net underwriting income (loss)	(7,794)	3,385	(11,179)

Investment results:
Income from investment in Solasglas	32,197	18,248	13,949
Net investment income	8,287	13,178	(4,891)
Total investment income	40,484	31,426	9,058

Corporate and other expenses	(4,672)	(4,375)	(297)
Foreign exchange gains (losses)	4,355	(1,649)	6,004
Interest expense	(1,464)	(1,249)	(215)
Income tax expense	(1,282)	(519)	(763)
Net income	$29,627	$27,019	$2,608
Diluted earnings per share	$0.86	$0.78	$0.08

Underwriting ratios:			% Point Change
Attritional loss ratio	54.4%	56.6%	(2.2)%
CAT loss ratio	16.0%	7.7%	8.3%
Current year loss ratio	70.4%	64.3%	6.1%
Prior year reserve development ratio	2.5%	3.3%	(0.8)%
Loss ratio	72.9%	67.6%	5.3%
Acquisition cost ratio	27.8%	25.8%	2.0%
Composite ratio	100.7%	93.4%	7.3%
Underwriting expense ratio	3.9%	4.5%	(0.6)%
Combined ratio	104.6%	97.9%	6.7%
1 The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and deposit interest income and expense, was a loss of $3.5 million and $5.4 million for the three months ended March 31, 2025 and 2024, respectively.

Consolidated Results of Operations for Q1 2025 compared to Q1 2024

Basic book value per share increased by $1.04 per share, or 5.7%, to $19.30 per share from $18.26 per share at December 31, 2024. Fully diluted book value per share increased by $0.92 per share, or 5.1%, to $18.87 per share from $17.95 per share at December 31, 2024.

For Q1 2025, net income increased by $2.6 million to $29.6 million, compared to Q1 2024 driven mainly by the following:

•Investment income: Increased by $9.1 million primarily driven by our investment in Solasglas, which reported a gain of $32.2 million during Q1 2025, compared to $18.2 million during Q1 2024. Solasglas generated a net return of 7.2% for Q1 2025 compared to a net return of 5.2% for Q1 2024. This was partially offset by lower investment income on funds withheld by third party Lloyd’s syndicates and lower interest income earned from restricted cash and cash equivalents mainly due to lower yields as a result of the interest rate cuts by central banks during 2024.
•Foreign exchange gains (losses): $4.4 million foreign exchange gains for Q1 2025, compared to $1.6 million foreign exchange losses in Q1 2024, driven mainly by the strengthening of the pound sterling against the U.S. dollar in Q1 2025.

The above was partially offset by:
•Underwriting income: Decreased by $11.2 million due to losses related to the devastating California Wildfires in January 2025, which contributed 14.0 combined ratio points in Q1 2025. The combined ratio increased by 6.7 points on higher net premiums earned. Our current year loss ratio increased by 6.1 points due to 8.3 points increase in CAT losses, offset partially by lower attritional loss ratio. Our prior year net reserve development improved by 0.8 points in Q1 2025. For further information on CAT losses and prior year loss development, refer to Note 7 - Loss and Loss Adjustment Expense Reserves of the Q1 2025 condensed consolidated financial statements.
•Income tax expense: Increased by $0.8 million, or 147.0%, mainly due to an increase in taxable income from our Irish and U.K. subsidiaries driven by better underwriting results and higher investment returns.

Results by Segment
The following is a further discussion and analysis for each reporting segment.

Open Market Segment

Results for the Open Market segment were as follows:

	Three months ended March 31
	2025	% Change	2024
Gross premiums written	$220,709	18.0%	$187,061
Net premiums written	$195,609	16.6%	$167,716
Net premiums earned	$149,641	13.7%	$131,610
Net loss and LAE incurred	(112,763)		(86,700)
Acquisition costs	(40,881)		(33,579)
Other underwriting expenses	(4,797)		(5,478)
Deposit interest expense, net	(149)		(876)
Underwriting income (loss)	(8,949)		4,977
Net investment income	5,771	(54.3)%	12,616
Income (loss) before income taxes	$(3,178)		$17,593

Underwriting ratios:	2025	% Point Change	2024
Loss ratio	75.4%	9.5%	65.9%
Acquisition cost ratio	27.3%	1.8%	25.5%
Composite ratio	102.7%	11.3%	91.4%
Underwriting expenses ratio	3.3%	(1.5)%	4.8%
Combined ratio	106.0%	9.8%	96.2%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31
	2025		2024		Change
Casualty	$29,724	13.5%	$18,944	10.1%	$10,780
Financial	24,064	10.9%	21,007	11.2%	3,057
Health	197	0.1%	215	0.1%	(18)
Multiline	66,334	30.1%	55,916	29.9%	10,418
Property	30,039	13.6%	27,047	14.5%	2,992
Specialty	70,351	31.9%	63,932	34.2%	6,419
Total	$220,709	100.0%	$187,061	100.0%	$33,648

Gross premiums written within our Open Market segment in Q1 2025 increased by $33.6 million or 18.0%, compared to Q1 2024. The increase was predominantly attributable to the following lines of business:
•Casualty: the 56.9% increase was mainly due to the growth in general liability quota share reinsurance contracts incepting in 2024, with premiums continued to be written in Q1 2025.
•Multiline: the 18.6% increase was predominantly driven by new FAL business; partially offset by non-renewed business in our commercial auto class.
•Specialty: the 10.0% increase was mainly driven by growth from 2024 quota share reinsurance treaties in our aviation class, in addition to new business and increased lines in our whole account marine and energy (M&E) class. This was partially offset by non-renewed business in our space and war, political violence, and terrorism (WPVT) classes.

Net Premiums Written

Ceded premiums written in Q1 2025 was $25.1 million, resulting in net premiums written of $195.6 million, compared to $19.3 million and $167.7 million, respectively, in Q1 2024. The increase in ceded premiums written of 29.7% was primarily within our specialty line driven mainly by additional excess of loss retrocessional coverage to manage our overall exposure to aviation and M&E business, coupled with an increase in quota share retrocession due to growth from inward aviation and M&E business. This was partially offset by a decrease in quota share retrocession within our property line due to a decrease from inward property business.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31
	2025		2024		Change
Casualty	$27,343	18.3%	$23,309	12.5%	$4,034
Financial	14,315	9.6%	16,156	8.6%	(1,841)
Health	45	—%	54	—%	(9)
Multiline	53,722	35.9%	55,260	29.5%	(1,538)
Property	18,506	12.4%	11,649	6.2%	6,857
Specialty	35,710	23.9%	25,182	13.5%	10,528
Total	$149,641	100.0%	$131,610	100.0%	$18,031

Net premiums earned within our Open Market segment in Q1 2025 increased by $18.0 million or 13.7%, compared to Q1 2024. The change is influenced by the amount and timing of net premiums written during the current year and prior years, coupled with the business mix written in the form of excess of loss versus proportional contracts. Additionally, within the financial line and certain specialty line classes, the gross premiums written are earned over multiple years, corresponding with the anticipated risk coverage period.

Loss ratio

The components of the loss ratio for our Open Market segment were as follows:

	Three months ended March 31
	2025	% Point Change	2024
Current year:
Attritional loss ratio	54.0%	(1.3)%	55.3%
CAT losses	18.1%	8.6%	9.4%
Current year loss ratio	72.1%	7.3%	64.8%
Prior year reserve development ratio	3.3%	2.2%	1.1%
Loss ratio	75.4%	9.5%	65.9%

Current Year Loss Ratio

The Q1 2025 current year loss ratio increased by 7.3%, compared to Q1 2024 mainly due to the increase in CAT losses, offset partially by a 1.3% reduction in attritional loss ratio. In Q1 2025, we incurred $27.0 million of CAT losses relating to the California wildfires, compared to $12.4 million of CAT losses in Q1 2024 predominantly due to the Baltimore bridge loss.

The reduction in attritional loss ratio was driven by the change in business mix, particularly a decrease in earned premiums from our multiline business at higher attritional loss ratio and an increase in property and specialty lines at lower attritional loss ratio. This was partially offset by an increase in attritional loss ratio on our casualty line in response to current economic and social inflation trends.

Prior Year Reserve Development Ratio

Prior year reserve development ratio increased by 2.2% in Q1 2025 compared to Q1 2024. Refer to Note 7 Loss and LAE Reserves to the condensed consolidated financial statements for further details on the lines of business and prior year development.

Acquisition cost ratio

The acquisition cost ratio increased by 1.8 points in Q1 2025 compared to Q1 2024, primarily due to an increase in acquisition costs from the FAL business included in our multiline business, driven by higher fixed acquisition costs from new syndicate-in-a-box programs. This was partially offset by the lower acquisition costs ratio resulting from the change in business mix.

Underwriting expense ratio

The underwriting expense ratio decreased by 1.5 points to 3.3% in Q1 2025 compared to Q1 2024, mainly due to an increase in net premiums earned, coupled with lower stock compensation expense attributable to the Open Market segment. Additionally, interest expense from deposit contracts was 0.4% point lower in Q1 2025 compared to Q1 2024.

Income (loss) before income taxes

Loss before income taxes for the Open Market segment was $3.2 million for Q1 2025, compared to income before income taxes of $17.6 million for Q1 2024. This change was driven predominantly by higher CAT losses related to the California wildfires, coupled with lower investment income on funds withheld by third party Lloyd’s syndicates and lower interest income earned from restricted cash and cash equivalents mainly as a result of the interest rate cuts by central banks during 2024.

Innovations Segment

Results for the Innovations segment were as follows:

	Three months ended March 31
	2025	% Change	2024
Gross premiums written	$27,466	(8.7)%	$30,068
Net premiums written	$23,971	(8.7)%	$26,244
Net premiums earned	$19,005	(5.9)%	$20,197
Net loss and LAE incurred	(10,346)		(13,127)
Acquisition costs	(6,033)		(6,053)
Other underwriting expenses	(1,561)		(861)
Underwriting income (loss)	1,065		156
Net investment income	448	(344.8)%	(183)
Corporate and other expenses	(572)	(3.1)%	(590)
Income (loss) before income taxes	$941		$(617)

Underwriting ratios:	2025	% Point Change	2024
Loss ratio	54.4%	(10.6)%	65.0%
Acquisition cost ratio	31.7%	1.7%	30.0%
Composite ratio	86.1%	(8.9)%	95.0%
Underwriting expenses ratio	8.2%	3.9%	4.3%
Combined ratio	94.3%	(5.0)%	99.3%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31
	2025		2024		Change
Casualty	$6,685	24.3%	$4,455	14.8%	$2,230
Financial	1,784	6.5%	(204)	(0.7)%	1,988
Health	3,635	13.2%	1,532	5.1%	2,103
Multiline	14,704	53.5%	22,212	73.9%	(7,508)
Specialty	658	2.4%	2,073	6.9%	(1,415)
Total	$27,466	100.0%	$30,068	100.0%	$(2,602)

Gross premiums written within our Innovations segment in Q1 2025 decreased by $2.6 million or 8.7%, compared to Q1 2024. The decrease was predominantly attributable to lower premiums from our Syndicate 3456 included in the multiline business. The decrease in Specialty line was predominantly due to the cancellation of a quota share reinsurance program, resulting in the return of premiums previously recognized (a corresponding adjustment was also made for the incurred losses).

The above was partially offset by growth from quota share treaties during 2024 within our casualty, financial and health lines. The negative premiums written for the financial line in Q1 2024 was due to a revised premium estimate for a prior year quota share reinsurance treaty.

Net Premiums Written

Ceded premiums written in Q1 2025 was $3.5 million, resulting in net premiums written of $24.0 million, compared to $3.8 million and $26.2 million, respectively, in Q1 2024. The decrease was driven mainly from one retrocession casualty program not renewed, offset partially by a new whole-account retrocession program in which we have ceded 28% of new Innovations-related business written.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31
	2025		2024		Change
Casualty	$5,669	29.8%	$4,920	16.4%	$749
Financial	1,042	5.5%	(583)	(1.9)%	1,625
Health	1,373	7.2%	597	2.0%	776
Multiline	12,024	63.3%	13,333	44.3%	(1,309)
Specialty	(1,103)	(5.8)%	1,930	6.4%	(3,033)
Total	$19,005	100.0%	$20,197	100.0%	$(1,192)

Net premiums earned in Q1 2025 decreased by $1,192 or 5.9%, compared to Q1 2024. The change relates to the amount and timing of net premiums written during the current year and prior years.

Loss ratio

The components of the loss ratio were as follows:

	Three months ended March 31
	2025	% Point Change	2024
Current year:
Attritional loss ratio	57.4%	(7.6)%	65.0%
CAT losses	—%	—%	—%
Current year loss ratio	57.4%	(7.6)%	65.0%
Prior year reserve development ratio	(3.0)%	(3.0)%	—%
Loss ratio	54.4%	(10.6)%	65.0%

Current Year Loss Ratio

The current year loss ratio in Q1 2025 decreased by 7.6 points, compared to Q1 2024 driven mainly by improved loss performance in our Syndicate 3456 results in the multiline business.

The Innovations segment was not impacted by any CAT events for the periods presented in the above table.

Prior Year Reserve Development Ratio

Prior year favorable reserve development ratio of 3.0% contributed to the reduction in loss ratio in Q1 2025 compared to Q1 2024. Refer to Note 7 Loss and LAE Reserves to the condensed consolidated financial statements for further details on the lines of business and prior year development.

Acquisition cost ratio

The acquisition cost ratio increased by 1.7% to 31.7% in Q1 2025 compared to Q1 2024. The increase was predominantly driven by new business with higher acquisition costs within financial and specialty lines. Additionally, the acquisition cost ratio increased due to higher acquisition costs relating to new 2025 programs for Syndicate 3456.

Underwriting expense ratio

The underwriting expense ratio increased by 3.9 points to 8.2% in Q1 2025 compared to Q1 2024, primarily attributable to additional personnel costs relating to the Innovations segment.

Income before income taxes

The income before income taxes for the Innovations segment was $0.9 million in Q1 2025, compared to loss before income taxes of $0.6 million in Q1 2024. The increase was mainly due to an increase in underwriting income and net investment income.

Other Corporate

Runoff Underwriting Business

The non-renewal of an Innovations-related property business contract resulted in a decrease of $9.9 million to the consolidated net premiums earned for Q1 2025, compared to Q1 2024. The Q1 2025 negative net premiums earned for this run-off business, as reported in the table under Corporate in Note 16 of the condensed consolidated financial statements, reflects an adjustment to our prior premium estimate as reported by the cedent.

For Q1 2025, the property business in runoff generated an underwriting income of $0.1 million, compared to an underwriting loss of $1.7 million in Q1 2024. This included prior year favorable reserve development of $0.1 million and prior year adverse reserve development of $3.9 million, for Q1 2025 and Q1 2024, respectively. Investment income was $0.3 million and $0.5 million, respectively, relating to this runoff business.

Income from Investment in Solasglas

For Q1 2025, Solasglas reported a net gain of 7.2%, compared to a net gain of 5.2% for Q1 2024. The following table provides a breakdown of the gross and net investment return for Solasglas.

	Three months ended March 31
	2025	2024
Long portfolio gains (losses)	(1.4)%	4.4%
Short portfolio gains (losses)	5.0	—
Macro gains (losses)	4.6	1.8
Other income and expenses(1)	(0.4)	(0.5)
Gross investment return	7.8%	5.7%
Net investment return(1)	7.2%	5.2%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts. For further information about management fees and performance compensation, refer to Note 3.

For Q1 2025, the significant contributors to Solasglas’ investment return were long positions in gold, Brighthouse Financial (BHF), and Lanxess (Germany: LXS). The largest detractors were long positions in Core Natural Resources (CNR), PENN Entertainment (PENN), and a single-name short position.

For Q1 2024, the significant contributors to Solasglas’ investment return were long positions in Green Brick Partners (GRBK), Tenet Healthcare (THC), and an S&P 500 / U.S. interest rate derivative position. The largest detractors were long positions in PENN, CONSOL Energy (CEIX), and a single-name short position.

Each month, we post on our website (www.greenlightre.com) the returns from our investment in Solasglas.

Financial Condition

Investments

The following table provides a breakdown of our total investments:

	March 31		December 31
	2025		2024
Investment in related party investment fund (Solasglas)	$435,341	85.6%	$387,144	84.1%
Other investments:
Private investments and unlisted equities	71,973	14.1	71,867	15.6
Debt and convertible debt securities	1,293	0.3	1,293	0.3
Total other investments	$73,266	14.4%	$73,160	15.9%

Total investments	$508,607	100.0%	$460,304	100.0%

At March 31, 2025, our total investments increased by $48.3 million, or 10.5%, to $508.6 million from December 31, 2024. The increase was primarily driven by $16.0 million of net contributions into Solasglas, coupled with the net investment return for Q1 2025.

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

The following table represents the composition of Solasglas’ investments:

	March 31		December 31
	2025		2024
	Long %	Short %	Long %	Short %
Equities and related derivatives	82.9%	(65.6)%	73.9%	(43.3)%
Private and unlisted equity securities	2.3	—	2.1	—
Debt instruments	0.1	—	0.1	—
Total	85.3%	(65.6)%	76.1%	(43.3)%

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate derivatives, inflation swaps and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount and options are reported at their delta-adjusted basis. At March 31, 2025, Solasglas’ exposure to gold on a delta-adjusted basis was 10.9% (2024: 10.1%).

At March 31, 2025, 92.8% of Solasglas’ portfolio was valued based on quoted prices in actively traded markets (Level 1), 5.6% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and a nominal amount was composed of instruments valued based on non-observable inputs (Level 3). At March 31, 2025, 1.6% of Solasglas’ portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

Other Investments

The other investment holdings relate to private investments made by the Innovations segment. There were no new investments in Q1 2025.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents primarily for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash increased by $10.9 million, or 1.9%, from $584.4 million at December 31, 2024, to $595.3 million at March 31, 2025.

Reinsurance balances receivable

Our reinsurance balances receivable increased by $64.2 million, or 9.1%, to $768.7 million from $704.5 million at December 31, 2024. This was driven primarily by $31.4 million increase in premiums receivable, net of collections, and $33.3 million in funds withheld from new and renewed reinsurance treaties.
Loss and LAE Reserves; Loss and LAE Recoverable

Our total gross loss and LAE reserves increased by $55.6 million, or 6.5%, to $916.6 million from $861.0 million at December 31, 2024, driven by the increase in earned premium from the renewal of reinsurance treaties and new business, coupled with an increase in the overall loss ratio. This was offset partially by paid losses during Q1 2025. See Note 7 “Loss and Loss Adjustment Expense Reserves” of the condensed consolidated financial statements for a summary of changes in outstanding loss and LAE reserves and a description of prior period loss developments.

Our total loss and LAE recoverable increased by $2.2 million, or 2.5%, to $88.0 million from $85.8 million at December 31, 2024. See Note 8 “Retrocession” of the condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

Probable Maximum Loss (“PML”)

At April 1, 2025, our estimated largest PML at a 1-in-250-year return period for a single event, and in aggregate, was $122.9 million and $136.0 million, respectively, both relating to the peril of North Atlantic Hurricane, compared to $116.3 million and $129.1 million, respectively, at January 1, 2025.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions for both a single event loss and aggregate loss measures at the 1-in-250-year return period.

	April 1, 2025
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
North Atlantic Hurricane	$122,855	$135,950
Southeast Hurricane	106,910	108,463
Gulf of Mexico Hurricane	57,378	60,710
Northeast Hurricane	59,665	59,797
North America Earthquake	119,223	121,740
California Earthquake	103,926	104,508
Pacific Northwest Earthquake	46,800	46,800
New Madrid Earthquake	18,050	18,050
Japan Earthquake	34,025	34,701
Japan Windstorm	19,632	20,587
Europe Windstorm	64,573	69,325

Debt

Our total debt decreased by $0.9 million, or 1.5%, to $59.8 million from $60.7 million at December 31, 2024 due to the quarterly loan installment payment. Refer to Note 9 “Debt and Credit Facilities” of the condensed consolidated financial statements for further information.

Total shareholders’ equity

Total shareholders’ equity increased by $30.9 million to $666.8 million, compared to $635.9 million at December 31, 2024. The increase was primarily due to the net income of $29.6 million reported for the period, coupled with share-based compensation adjustment to additional paid-in capital.

Liquidity and Capital Resources

Refer to the “Liquidity and Capital Resources” section included in Item 7 of our 2024 Form 10-K for a general discussion of our liquidity and capital resources.

Liquidity

The following table summarizes our sources and uses of funds:

	Three months ended March 31
	2025	2024
Total cash provided by (used in):
Operating activities	$10,379	$17,960
Investing activities	(15,995)	(29,832)
Financing activities	(938)	(938)
Effect of currency exchange on cash(1)	226	(114)
Net cash outflows	(6,328)	(12,924)
Cash, beginning of period	649,087	655,730
Cash, end of period	$642,759	$642,806
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 5 of the financial statements.

Cash provided by operating activities

The $7.6 million decrease in cash provided by operating activities was driven mainly by the ebb and flow from our underwriting activities. Cash inflows from underwriting activities generally include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and LAE, payments of retrocession premiums, and operating expenses. Cash provided by operating activities may vary significantly from period to period due to the timing of these inflows and outflows.

Cash used in investing activities

The $13.8 million decrease in cash used for investing activities was driven mainly by the lower net contribution in Solasglas in Q1 2025 compared to Q1 2024.

Cash used in financing activities

The cash used in our financing activities relates to the quarterly installment for the outstanding Term Loans.

Capital Resources

The following table summarizes our debt and capital structure:

	March 31, 2025	December 31, 2024
Term Loans - outstanding principal	$59,375	$60,313
Shareholders’ equity	$666,804	$635,879

Ratio of debt to shareholders’ equity	9.0%	9.5%

The debt to shareholders’ equity provides an indication of our leverage and capital structure, along with some insights into our financial strength. In addition to the above capital, we also have LC facilities to support our reinsurance business operations where we are not licensed or admitted as a reinsurer.

Ordinary Shares

At March 31, 2025, there were 34,557,449 outstanding ordinary shares, a decrease of 273,875 since December 31, 2024, mainly due to the net forfeited performance restricted stock awards granted in 2022. This was partially offset by the issuance of ordinary shares for vested service RSUs.

We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future.

Secured LC Facilities

See Note 9 “Debt and Credit Facilities” of Q1 2025 Financials. The increase in issued LCs is predominantly due to renewed reinsurance business.

Contractual Obligations and Commitments

At March 31, 2025, our contractual obligations and commitments by period due were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating activities
Loss and loss adjustment expense reserves (1)	$360,224	$316,227	$112,742	$127,407	$916,600
Operating lease obligations	505	206	—	—	711
Financing activities
Debt (2)	2,969	56,406	—	—	59,375
Total	$363,698	$372,839	$112,742	$127,407	$976,686
(1) Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.
(2) See Note 9 “Debt and Credit Facilities” of the financial statements.

Critical Accounting Estimates

Our financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part II. Item 1A. Risk Factors” included in our 2024 Form 10-K, cause actual events or results to differ materially from our underlying assumptions or estimates. In that case, there could be a material adverse effect on our results of operations, financial condition, or liquidity. The most significant estimates relate to: premium revenues and risk transfer, loss and loss adjustment expense reserves, investment impairments, allowances for credit losses, and share-based compensation.

We believe that the critical accounting estimates discussion in “Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results on Operations” of our 2024 Form 10-K continues to describe the significant estimates and judgments included in the preparation of these financial statements.

Recent Accounting Pronouncements

At March 31, 2025, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition, or liquidity. See Note 2 “Significant Accounting Policies” of the Q1 2025 Financials.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our 2024 Form 10-K. There have been no material changes to this item since December 31, 2024, except for the following.

Equity Price Risk

In connection with equity securities held by Solasglas at March 31, 2025, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $8.2 million unrealized loss (December 31, 2024: $13.9 million) on our investment in Solasglas.

Commodity Prices Risk

In connection with Solasglas’ long or short investment in commodities or derivatives directly impacted by fluctuations in the prices of commodities, the following table summarizes the net impact that a 10% movement in commodity prices would have on the fair value of Solasglas’ investment portfolio. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in the Solasglas’ investment portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
At March 31, 2025	($ in millions)
Gold	$10.6	$(10.7)
Copper	2.7	(1.6)
Uranium	0.4	(0.4)
Total	$13.7	$(12.7)

	10% increase in commodity prices	10% decrease in commodity prices
At December 31, 2024	($ in millions)
Gold	$7.9	$(5.9)
Copper	0.9	(0.7)
Uranium	0.4	(0.4)
Total	$9.2	$(7.0)

Foreign Currency Risk

In connection with the underlying cash, forwards, options, and investments in securities denominated in foreign currencies held by Solasglas at March 31, 2025, a 10% increase in the value of the U.S. dollar against foreign currencies (mostly Euro) would result in a $2.8 million unrealized loss (December 31, 2024: $0.2 million) on our investment in Solasglas.

Interest Rate Risk

In connection with the interest rate derivatives held in Solasglas at March 31, 2025, a 100 basis points increase in interest rates would result in a $16.6 million unrealized loss (December 31, 2024: $0.2 million) on our investment in Solasglas.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in “Part I. Item 1A. Risk Factors” included in our 2024 Form 10-K, as filed with the SEC on March 10, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of March 31, 2025, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our 2024 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Note 10 “Share Capital” of the condensed consolidated financial statements for a summary of our share repurchase plan. There were no share repurchases made during the quarter ended March 31, 2025.

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

During the three months ended March 31, 2025, we did not have any Rule 10b5-1 trading arrangements or any “non-Rule 10b5-1 arrangements” (as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

Item 6.    EXHIBITS

10.1*	Greenlight Capital Re, Ltd. Short-Term Incentive Plan
10.2*
Second Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, between DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, a Designated Activity Company, Greenlight Capital Re, Ltd. and the initial limited partner, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 12, 2021)

31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed to reflect immaterial updates and amendments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ GREGORY RICHARDSON
Gregory Richardson Director and Chief Executive Officer (principal executive officer)
May 7, 2025

By:	/s/ FARAMARZ ROMER
Faramarz Romer Chief Financial Officer (principal financial officer)
May 7, 2025