Form 10-Q
period 2025-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2025-08-04
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

At August 1, 2025, there were 34,198,153 ordinary shares outstanding, $0.10 par value per share, of the registrant.

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

Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2025 (unaudited) and December 31, 2024
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2025	December 31, 2024
Assets
Investments
Investment in related party investment fund, at fair value	$461,265	$387,144
Other investments	76,036	73,160
Total investments	537,301	460,304
Cash and cash equivalents	82,362	64,685
Restricted cash and cash equivalents	576,698	584,402
Reinsurance balances receivable (Note 15)	755,296	704,483
Loss and loss adjustment expenses recoverable (Note 8)	93,971	85,790
Deferred acquisition costs	98,816	82,249
Unearned premiums ceded	36,623	29,545
Other assets	6,957	4,765
Total assets	$2,188,024	$2,016,223
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$944,985	$860,969
Unearned premium reserves	383,424	324,551
Reinsurance balances payable	106,103	105,892
Funds withheld	22,577	21,878
Other liabilities	8,728	6,305
Debt	58,889	60,749
Total liabilities	1,524,706	1,380,344
Commitments and Contingencies (Note 15)
Shareholders' equity
Preferred share capital (par value $0.10; none issued)	—	—
Ordinary share capital (par value $0.10; issued and outstanding, 34,198,153) (2024: par value $0.10; issued and outstanding, 34,831,324)	3,420	3,483
Additional paid-in capital	479,097	481,551
Retained earnings	180,801	150,845
Total shareholders' equity	663,318	635,879
Total liabilities and equity	$2,188,024	$2,016,223

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three and six months ended June 30, 2025 and 2024
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Revenues
Gross premiums written	$179,628	$168,975	$427,573	$386,233
Gross premiums ceded	(15,101)	(14,832)	(43,649)	(38,013)
Net premiums written	164,527	154,143	383,924	348,220
Change in net unearned premium reserves	(2,886)	4,255	(53,820)	(28,286)
Net premiums earned	161,641	158,398	330,104	319,934
Income (loss) from investment in related party investment fund (Note 3)	(18,276)	4,330	13,921	22,578
Net investment income	10,470	10,948	18,757	24,126
Foreign exchange gains (losses)	6,271	(932)	10,626	(2,581)
Other income	—	2,119	—	2,119
Total revenues	160,106	174,863	373,408	366,176
Expenses
Net loss and loss adjustment expenses incurred	100,079	102,033	222,963	211,359
Acquisition costs	46,848	50,454	93,714	92,064
Underwriting expenses	6,481	5,811	12,839	12,150
Corporate and other expenses	4,755	4,706	9,427	9,081
Deposit interest expense	124	1,886	273	2,762
Interest expense	1,144	1,560	2,608	2,809
Total expenses	159,431	166,450	341,824	330,225
Income before income tax	675	8,413	31,584	35,951
Income tax expense	(346)	(435)	(1,628)	(954)
Net income	$329	$7,978	$29,956	$34,997

Earnings per share ("EPS"):
Basic	$0.01	$0.23	$0.88	$1.02
Diluted	$0.01	$0.23	$0.87	$1.01
Weighted average number of ordinary shares used in the determination of EPS:
Basic	33,969,716	34,238,863	33,960,643	34,255,454
Diluted	34,423,679	34,699,182	34,479,351	34,679,325

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the three and six months ended June 30, 2025 and 2024
(expressed in thousands of U.S. dollars)

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Ordinary share capital
Balance - beginning of period	$3,456	$3,532	$3,483	$3,534
Forfeited shares, net of issued shares	—	—	(27)	(2)
Repurchase of ordinary shares	(36)	—	(36)	—
Balance - end of period	3,420	3,532	3,420	3,532
Additional paid-in capital
Balance - beginning of period	482,876	485,878	481,551	484,532
Repurchase of ordinary shares	(4,964)	—	(4,964)	—
Share-based compensation expense	1,185	1,584	2,510	2,930
Balance - end of period	479,097	487,462	479,097	487,462
Retained earnings
Balance - beginning of period	180,472	135,048	150,845	108,029
Net income	329	7,978	29,956	34,997
Balance - end of period	180,801	143,026	180,801	143,026
Total shareholders' equity	$663,318	$634,020	$663,318	$634,020

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2025 and 2024
(expressed in thousands of U.S. dollars)

	Six months ended June 30
	2025	2024
Cash flows from operating activities
Net income	$29,956	$34,997
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Income from investments in related party investment fund	(13,921)	(22,578)
Net realized and unrealized losses (gains) on other investments	(144)	324
Net realized and unrealized losses (gains) on derivatives	26	(565)
Share-based compensation expense	2,483	2,928
Accretion of debt offering costs, net of change in interest accruals	15	190
Net change in:
Reinsurance balances receivable	(50,813)	(67,342)
Loss and loss adjustment expenses recoverable	(8,181)	(32,960)
Deferred acquisition costs	(16,567)	(3,349)
Unearned premiums ceded	(7,078)	(10,923)
Loss and loss adjustment expense reserves	84,016	91,203
Unearned premium reserves	58,873	42,705
Reinsurance balances payable	211	7,270
Funds withheld	699	977
Other items, net	(756)	(2,208)
Net cash provided by operating activities	78,819	40,669
Cash flows from investing activities
Proceeds from redemptions of investment in Solasglas	14,000	—
Contributions to investment in Solasglas	(74,200)	(70,000)
Purchases of other investments	(2,737)	(414)
Proceeds on disposal of other investments	5	168
Net cash used in investing activities	(62,932)	(70,246)
Cash flows from financing activities
Repayment of Term Loans	(1,875)	(11,876)
Repurchase of ordinary shares	(5,000)	—
Net cash used in financing activities	(6,875)	(11,876)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	961	(107)
Increase (decrease) in cash, cash equivalents and restricted cash	9,973	(41,560)
Cash, cash equivalents and restricted cash at beginning of the period	649,087	655,730
Cash, cash equivalents and restricted cash at end of the period	$659,060	$614,170
Supplementary information:
Interest paid in cash	$2,535	$3,315
Income tax paid in cash	44	153

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2025

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

•During 2025, the Company updated its definition of CAT event loss to be any individual CAT loss in excess of $5 million, net of reinsurance recoveries. For the various U.S. tornadoes (including severe convective storms), the Company has aggregated these and reported the total as CAT loss in Note 7 and under the “Corporate” column in the segment reporting tables in Note 16. Accordingly, the comparative prior year CAT loss disclosures have been recast to conform with this change.

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

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

The Company’s maximum exposure to loss relating to Solasglas Investments, LP (“Solasglas”) is limited to GLRE's share of Partners’ capital in Solasglas. At June 30, 2025, GLRE’s share of Partners’ capital in Solasglas was $461.3 million (December 31, 2024: $387.1 million), representing 79.7% (December 31, 2024: 77.9%) of Solasglas’ total net assets. DME Advisors II, LLC held the remaining 20.3% (December 31, 2024: 22.1%) of Solasglas’ total net assets.

The Company’s share of the net increase in Partner’s capital for the six months ended June 30, 2025 was $13.9 million (six months ended June 30, 2024: a net increase of $22.6 million), as shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of Solasglas are presented below.

Summarized Statements of Financial Condition of Solasglas Investments, LP

	June 30, 2025	December 31, 2024
Assets
Investments, at fair value	$569,600	$504,828
Derivative contracts, at fair value	25,054	8,925
Due from brokers	382,603	188,296
Cash and cash equivalents	—	40,354
Interest and dividends receivable	401	1,536
Total assets	977,658	743,939

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(385,614)	(234,977)
Derivative contracts, at fair value	(11,337)	(4,452)
Capital withdrawals payable	(50)	(4,000)
Due to brokers	(85)	—
Interest and dividends payable	(1,437)	(3,218)
Accrued expenses and other liabilities	(350)	(180)
Total liabilities	(398,873)	(246,827)

Partners' capital	$578,785	$497,112

GLRE’s share of Partners' capital	$461,265	$387,144

Summarized Statements of Operations of Solasglas Investments, LP

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Investment income
Dividend income (net of withholding taxes)	$2,687	$941	$4,177	$1,772
Interest income	4,822	2,148	8,449	6,500
Total Investment income	7,509	3,089	12,626	8,272

Expenses
Management fee	(1,756)	(1,408)	(3,486)	(2,731)
Interest	(3,770)	(736)	(5,471)	(2,070)
Dividends	(916)	(731)	(1,677)	(1,435)
Research and operating	(486)	(335)	(971)	(659)
Total expenses	(6,928)	(3,210)	(11,605)	(6,895)

Net investment income (loss)	581	(121)	1,021	1,377

Realized and change in unrealized gains (losses)
Net realized gain	36,584	20,085	55,689	63,030
Net change in unrealized appreciation (depreciation)	(62,256)	(13,138)	(35,238)	(29,383)
Net gain (loss) on investment transactions	(25,672)	6,947	20,451	33,647

Net increase (decrease) in Partners' capital (1)	$(25,091)	$6,826	$21,472	$35,024

GLRE’s share of the increase (decrease) in Partners' capital	$(18,276)	$4,330	$13,921	$22,578

(1) The net increase in Partners’ capital is net of management fees and performance allocation presented below:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Management fees	$1,756	$1,408	$3,486	$2,731
Performance allocation	(2,031)	481	1,547	2,509
Total	$(275)	$1,889	$5,033	$5,240

4. OTHER INVESTMENTS

At June 30, 2025, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$30,476	$52,808	$(8,912)	$—	$74,372
Debt and convertible debt securities	3,084	—	(1,499)	79	1,664
Total other investments	$33,560	$52,808	$(10,411)	$79	$76,036

At December 31, 2024, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$28,111	$51,076	$(7,320)	$—	$71,867
Debt and convertible debt securities	2,713	—	(1,510)	90	1,293
Total other investments	$30,824	$51,076	$(8,830)	$90	$73,160

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at June 30, 2025 and 2024, and the related adjustments recorded during the periods then ended.

	Six months ended June 30
	2025	2024
Carrying value (1)	$74,372	$71,866
Upward carrying value changes (2)	$1,747	$501
Downward carrying value changes and impairment (3)	$(1,597)	$(114)

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to June 30, 2025, totaled $55.2 million.
(3) The cumulative downward carrying value changes and impairments from inception to June 30, 2025, totaled $11.3 million.

Net investment income

The following table summarizes the change in unrealized gains (losses) and the realized gains (losses) for the Company’s other investments, which are included in “Net investment income” in the condensed consolidated statements of operations (see Note 13):

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Gross realized gains	$—	$—	$5	$—
Gross realized losses	—	—	—	(1,332)
Net realized gains (losses)	$—	$—	$5	$(1,332)
Change in unrealized gains	33	89	139	1,008
Net realized and unrealized gains (losses) on other investments	$33	$89	$144	$(324)

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table shows the breakdown of the Company’s restricted cash and cash equivalents, along with a reconciliation of the total cash, cash equivalents, and restricted cash reported in the condensed consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
Restricted cash and cash equivalents:
Cash securing trust accounts	$253,125	$256,796
Cash securing letters of credit issued	307,463	312,855
Cash securing Loan Facility	10,000	10,000
Other	6,110	4,751
Total restricted cash and cash equivalents	576,698	584,402
Cash and cash equivalents	82,362	64,685
Total cash, cash equivalents, and restricted cash	$659,060	$649,087

6. FAIR VALUE MEASUREMENTS

Assets measured at fair value on a nonrecurring basis

At June 30, 2025, the Company held $67.2 million (December 31, 2024: $63.4 million) of private investments and unlisted equities measured at fair value on a nonrecurring basis. At June 30, 2025, the Company held $7.1 million (December 31, 2024: $8.5 million) of private investments and unlisted equities measured at cost. The Company classifies these investments as Level 3 within the fair value hierarchy.

The following table summarizes the periods between the most recent fair value measurement dates and June 30, 2025, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
Fair values measured on a nonrecurring basis	$4,376	$23,380	$39,484	$67,240

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

For the six months ended June 30, 2025 and 2024, the Company recognized a nominal amount of unrealized loss for the above derivatives and $0.6 million of unrealized gain, respectively, which is included in interest expense in the condensed consolidated statements of operations.

Financial Instruments Disclosed, But Not Carried, at Fair Value

At June 30, 2025, the carrying value of debt and convertible debt securities within “Other Investments” (see Note 4) and the Term Loans approximates their fair values. The Company classifies these financial instruments as Level 2 within the fair value hierarchy.

7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and loss adjustment expense (“LAE”) reserves were composed of the following:

	June 30, 2025	December 31, 2024
Case reserves	$242,033	$230,633
IBNR	702,952	630,336
Total	$944,985	$860,969

Reserve Roll-forward

The following provides a summary of changes in outstanding loss and LAE reserves for all lines of business:

Consolidated	Six months ended June 30
	2025	2024
Gross balance at January 1	$860,969	$661,554
Less: Losses recoverable	(85,790)	(25,687)
Net balance at January 1	775,179	635,867
Incurred losses related to:
Current year	215,698	206,647
Prior years	7,265	4,712
Total incurred	222,963	211,359
Paid losses related to:
Current year	(15,445)	(20,677)
Prior years	(161,261)	(129,716)
Total paid	(176,706)	(150,393)
Foreign exchange and translation adjustment	29,578	(2,723)
Net balance at June 30	851,014	694,110
Add: Losses recoverable (see Note 8)	93,971	58,647
Gross balance at June 30	$944,985	$752,757

Estimates for Catastrophe Events

At June 30, 2025, the Company’s net reserves for losses and LAE include estimated amounts for catastrophe and weather-related events (the “CAT losses”). The magnitude and volume of losses arising from these events is inherently uncertain, and, consequently, actual losses for these events may ultimately differ, potentially materially, from current estimates.

CAT events in 2025

During the six months ended June 30, 2025, the Company incurred CAT losses of $27.0 million relating to the California wildfires.

CAT events in 2024

During the six months ended June 30, 2024, the Company incurred CAT losses of $17.7 million driven mainly by the Baltimore Bridge collapse and the U.S. tornadoes (including severe convective storms).

Prior Year Reserve Development

The Company’s net favorable (adverse) prior year development arises from changes to estimates for losses and LAE related to loss events that occurred in previous calendar years.

The following table presents net prior year reserve development by segment and consolidated for the respective periods.

	Favorable (Adverse)
	Open Market	Innovations	Total Segments	Corporate	Total Consolidated
Six months ended June 30, 2025	$(3,955)	$(1,964)	$(5,919)	$(1,346)	$(7,265)
Six months ended June 30, 2024	$(1,533)	$1,642	$109	$(4,821)	$(4,712)

Open Market Segment:

•The net adverse reserve development for the six months ended June 30, 2025 was composed of $32.0 million of reserve strengthening predominantly on the casualty line (various underwriting years) due to current economic and social inflation trends, in addition to worse than expected loss emergence for the financial line (2021, 2023 and 2024 underwriting years) relating to the transactional liability business, and for the multiline business (2023-2024 underwriting years) relating to the commercial auto business. This was partially offset by $28.0 million of favorable reserve development on property (mostly 2024 underwriting year) and specialty lines (mostly 2022-2024 underwriting years) due to better than expected loss emergence.

•The net adverse reserve development for the six months ended June 30, 2024 was composed of $10.1 million of reserve strengthening predominantly on the casualty line (various underwriting years) due to current economic and social inflation trends. This was partially offset by $8.5 million of favorable reserve development predominantly on financial line (various underwriting years), multiline business (predominantly 2021-2022 underwriting years), and specialty line (mostly 2021-2022 underwriting years) due to better than expected loss emergence.

Innovations Segment:

•The net adverse reserve development for the six months ended June 30, 2025 was composed of $2.3 million of reserve strengthening predominantly on the financial line (2022-2023 underwriting years) due to higher volume of claims than expected. This was partially offset by $0.4 million of favorable reserve development predominantly on the multiline business.

•The net favorable reserve development for the six months ended June 30, 2024 was composed of $2.1 million due to better than expected loss emergence on health line (various underwriting years) and multiline business (predominantly 2023 underwriting years). This was partially offset by $0.4 million of reserve strengthening on the specialty business.

Corporate - Runoff Business:

Corporate represents the Innovations related property runoff business. The prior year adverse reserve development for the above periods relate to CAT losses driven by the U.S. tornados (2021-2023 underwriting years).

8. RETROCESSION

The following table provides a breakdown of ceded reinsurance:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Gross ceded premiums	$15,101	$14,832	$43,649	$38,013
Earned ceded premiums	$17,309	$11,849	$36,601	$27,091
Loss and loss adjustment expenses ceded	$9,006	$14,773	$15,662	$37,849

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company.

The following table shows a breakdown of losses recoverable on a gross and net of collateral basis:

	June 30, 2025		December 31, 2024
	Gross	Net of Collateral(1)	Gross	Net of Collateral(1)
A- or better by A.M. Best	$91,323	$73,941	$82,181	$63,979
Not rated	3,148	556	4,109	2,027
Total before provision	$94,471	$74,497	$86,290	$66,006
Provision for credit losses	(500)		(500)
Total loss and loss adjustment expenses recoverable, net	$93,971		$85,790
(1) Collateral is in the form of cash, letters of credit, funds withheld, and/or cash collateral held in trust accounts. This excludes any excess collateral in order to disclose the aggregate net exposure for each retrocessionaire.
At June 30, 2025, we had 3 reinsurers (December 31, 2024: 3) that accounted for 10% or more of the total loss and loss adjustment expenses recoverable, net of the credit loss provision, for an aggregate gross amount of $53.3 million (December 31, 2024: $49.5 million).

9. DEBT AND CREDIT FACILITIES

Debt Obligations

The following table summarizes the Company’s outstanding debt obligations.

	June 30, 2025	December 31, 2024
Term loans	$58,438	$60,313
Accrued interest payable	805	923
Less: deferred financing costs	(354)	(487)
Total debt	$58,889	$60,749

During the six months ended June 30, 2025, the Company partially repaid $1.9 million of the outstanding Term loans.

Credit Facilities

At June 30, 2025, the Company had the following letter of credit (“LC”) facilities:

	Capacity	LCs issued	Termination Date
Citibank	$275,000	$191,150	December 19, 2025
CIBC	200,000	116,121	December 31, 2025
HSBC	100,000	—	December 17, 2025
	$575,000	$307,271
The above LCs issued are cash collateralized (see Note 5). The LC facilities are subject to various customary affirmative, negative and financial covenants. At June 30, 2025, the Company was in compliance with all LC facilities covenants.

10. SHARE CAPITAL

Ordinary Shares

The Company’s authorized share capital is 125,000,000 ordinary shares, par value of $0.10 per share.

The following table is a summary of changes in ordinary shares issued and outstanding for the six months ended June 30, 2025 and 2024:

	2025	2024
Balance – beginning of period	34,831,324	35,336,732
Issue of shares for vested RSUs (see Note 11)	100,793	74,357
Forfeiture of restricted shares (see Note 11)	(376,686)	(89,945)
Repurchase of ordinary shares	(357,278)	—
Balance – end of period	34,198,153	35,321,144

Share Repurchase Plan

On May 2, 2025, the Board of Directors re-approved the share repurchase plan, until June 30, 2026, authorizing the Company to repurchase up to $25.0 million of ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase. For the six months ended June 30, 2025, the Company repurchased 357,278 ordinary shares for $5.0 million. There was no share repurchase for the same period in 2024.

Preferred Shares

The Company’s authorized share capital also consists of 50,000,000 preference shares with a par value of $0.10 each. At June 30, 2025, the Company has no issued and outstanding preferred shares.

11. SHARE-BASED COMPENSATION

Refer to Note 11 of the Company’s audited consolidated financial statements of its 2024 Form 10-K for a summary of the Company’s 2023 Incentive Plan, including the definition of performance-based and service-based stock awards.

Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards (“RSs”) during the six months ended June 30, 2025 and 2024:

	Performance Restricted Shares		Service Restricted Shares
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2023	1,042,688	$9.94	419,604	$9.18
Vested	—	—	(217,522)	8.78
Forfeited	(89,945)	10.84	—	—
Balance at June 30, 2024	952,743	$9.86	202,082	$9.61

Balance at December 31, 2024	944,587	$9.87	191,556	$9.96
Vested	(222,532)	9.65	(75,667)	8.08
Forfeited	(374,474)	9.08	(2,212)	9.85
Balance at June 30, 2025	347,581	$10.87	113,677	$11.21

At June 30, 2025, 2,935,178 (December 31, 2024: 2,834,519) ordinary shares remained available for future issuance under the Company’s 2023 Incentive Plan.

For the six months ended June 30, 2025, the total fair value of Performance and Service RSs vested was $4.2 million, respectively (2024: $1.9 million, respectively).

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the six months ended June 30, 2025 and 2024:

	Performance RSUs		Service RSUs
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2023	154,445	$8.03	110,425	$8.78
Granted	258,148	11.85	124,425	11.85
Vested	—	—	(74,357)	8.84
Forfeited	—	—	—	—
Balance at June 30, 2024	412,593	$10.42	160,493	$11.14

Balance at December 31, 2024	403,526	$10.43	149,834	$11.14
Granted	185,551	13.16	149,435	13.16
Vested	(38,752)	6.82	(62,041)	10.46
Forfeited	(54,635)	7.11	(4,326)	11.85
Balance at June 30, 2025	495,690	$12.10	232,902	$12.60

For the awards granted during the six months ended June 30, 2025, the Service RSUs vest evenly over three years on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 0% and 200% of the awarded Performance RSUs, with a target of 100%.

For the six months ended June 30, 2025, the total fair value of Performance and Service RSUs vested was $1.4 million (2024: $0.7 million).

Stock Compensation Expense

For the six months ended June 30, 2025, the Company recorded $2.5 million (2024: $2.9 million) of total stock compensation expense (net of forfeitures), respectively. Forfeiture recoveries were immaterial for both periods.

12. EARNINGS PER SHARE

The following table reconciles net income and weighted average shares used in computing basic and diluted EPS for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Numerator for EPS:
Net income - basic	$329	$7,978	$29,956	$34,997
Net income - diluted	$329	$7,978	$29,956	$34,997

Denominator for EPS:
Weighted average shares outstanding - basic	33,969,716	34,238,863	33,960,643	34,255,454
Effect of dilutive employee and director share-based awards	453,963	460,319	518,708	423,871
Weighted average shares outstanding - diluted	34,423,679	34,699,182	34,479,351	34,679,325
Anti-dilutive stock options outstanding	620,319	902,140	620,319	902,140
EPS:
Basic	$0.01	$0.23	$0.88	$1.02
Diluted	$0.01	$0.23	$0.87	$1.01

13. NET INVESTMENT INCOME

The following table provides a breakdown of net investment income:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Interest and dividend income, net of withholding taxes and other expenses	$6,667	$8,135	$13,302	$16,691
Investment income from Lloyd's syndicates	3,770	2,724	5,311	7,759
Net realized and unrealized gains (losses) on other investments (see Note 4)	33	89	144	(324)
Net investment income	10,470	10,948	18,757	24,126
Share of Solasglas' net income (loss) (see Note 3)	(18,276)	4,330	13,921	22,578
Total investment income (loss)	$(7,806)	$15,278	$32,678	$46,704

14. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

There has been no change to the Company’s investment advisory agreement with Solasglas as described in its 2024 Form 10-K. Refer to Note 3 for a breakdown of management fees and performance fees for the six months ended June 30, 2025 and 2024.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At June 30, 2025, Solasglas, along with certain affiliates of DME Advisors, collectively owned 23.5% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in Solasglas. At June 30, 2025, Solasglas held 0.8 million shares of GRBK.

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

Investments

The Company’s credit risk exposure to private debt and convertible debt securities within its “Other investments” are immaterial (see Note 4).
Reinsurance balances receivable, net

The following table shows the breakdown of reinsurance balances receivable:

	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
Premiums receivable	$273,902	36.3%	$253,627	36.0%

Funds withheld:
Funds held by cedants	51,402	6.8%	58,183	8.3%
Premiums held by Lloyds' syndicates	314,910	41.7%	278,265	39.5%
Funds at Lloyd’s	112,732	14.9%	113,324	16.1%

Profit commission receivable	3,369	0.4%	2,103	0.3%

Total before provision	756,315	100.1%	705,502	100.2%
Provision for expected credit losses	(1,019)	(0.1)%	(1,019)	(0.1)%
Reinsurance balances receivable, net	$755,296	100.0%	$704,483	100.1%

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

Three months ended June 30, 2025:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$152,333	$27,596	$(301)	$179,628
Net premiums written	$142,111	$22,716	$(300)	$164,527
Net premiums earned	$140,554	$21,386	$(299)	$161,641
Net loss and LAE incurred	(83,475)	(15,244)	(1,360)	(100,079)
Acquisition costs	(40,900)	(6,012)	64	(46,848)
Other underwriting expenses	(4,861)	(1,620)	—	(6,481)
Deposit interest expense, net	(124)	—	—	(124)
Underwriting income (loss)	11,194	(1,490)	(1,595)	8,109

Reconciliation to income before income taxes:
Net investment income	5,629	431	4,410	10,470
Corporate and other expenses	—	(602)	(4,153)	(4,755)
Income (loss) from investment in Solasglas			(18,276)	(18,276)
Foreign exchange gains (losses)			6,271	6,271
Interest expense			(1,144)	(1,144)
Income (loss) before income taxes	$16,823	$(1,661)	$(14,487)	$675

Additional information:
Net loss and LAE incurred:
Attritional losses	$(78,017)	$(12,713)	$97	$(90,633)
Large event losses	(6,399)	—	—	(6,399)
CAT event losses	—	—	—	—
Prior year favorable (adverse) loss development	941	(2,531)	(1,457)	(3,047)
Total net loss and LAE incurred	$(83,475)	$(15,244)	$(1,360)	$(100,079)

Total allocated assets (1)	$485,330	$146,198	$1,556,496	$2,188,024

(1) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Three months ended June 30, 2024:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$143,311	$25,319	$345	$168,975
Net premiums written	$131,585	$22,212	$346	$154,143
Net premiums earned	$125,865	$25,348	$7,185	$158,398
Net loss and LAE incurred	(73,403)	(13,634)	(14,996)	(102,033)
Acquisition costs	(40,511)	(8,406)	(1,537)	(50,454)
Other underwriting expenses	(4,816)	(995)	—	(5,811)
Deposit interest expense, net	233	—	—	233
Underwriting income (loss)	7,368	2,313	(9,348)	333

Reconciliation to income before income taxes:
Net investment income	9,782	366	800	10,948
Corporate and other expenses	—	(810)	(3,896)	(4,706)
Income from investment in Solasglas			4,330	4,330
Foreign exchange gains (losses)			(932)	(932)
Interest expense			(1,560)	(1,560)
Income (loss) before income taxes	$17,150	$1,869	$(10,606)	$8,413

Additional information:
Net loss and LAE incurred:
Attritional losses	$(67,763)	$(15,275)	$(6,382)	$(89,420)
Large event losses	(5,580)	—	—	(5,580)
CAT event losses	—	—	(7,722)	(7,722)
Prior year favorable (adverse) loss development	(60)	1,641	(892)	689
Total net loss and LAE incurred	$(73,403)	$(13,634)	$(14,996)	$(102,033)

Total allocated assets (1)	$402,186	$140,253	$1,357,509	$1,899,948

(1) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Six months ended June 30, 2025:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$373,042	$55,062	$(531)	$427,573
Net premiums written	$337,720	$46,687	$(483)	$383,924
Net premiums earned	$290,195	$40,391	$(482)	$330,104
Net loss and LAE incurred	(196,238)	(25,590)	(1,135)	(222,963)
Acquisition costs	(81,781)	(12,045)	112	(93,714)
Other underwriting expenses	(9,658)	(3,181)	—	(12,839)
Deposit interest expense, net	(273)	—	—	(273)
Underwriting income (loss)	2,245	(425)	(1,505)	315

Reconciliation to income before income taxes:
Net investment income	11,400	879	6,478	18,757
Corporate and other expenses	—	(1,174)	(8,253)	(9,427)
Income from investment in Solasglas			13,921	13,921
Foreign exchange gains (losses)			10,626	10,626
Interest expense			(2,608)	(2,608)
Income (loss) before income taxes	$13,645	$(720)	$18,659	$31,584

Additional information:
Net loss and LAE incurred:
Attritional losses	$(158,177)	$(23,626)	$211	$(181,592)
Large event losses	(7,090)	—	—	(7,090)
CAT event losses	(27,016)	—	—	(27,016)
Prior year favorable (adverse) loss development	(3,955)	(1,964)	(1,346)	(7,265)
Total net loss and LAE incurred	$(196,238)	$(25,590)	$(1,135)	$(222,963)

Total allocated assets (1)	$485,330	$146,198	$1,556,496	$2,188,024

(1) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Six months ended June 30, 2024:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$330,372	$55,387	$474	$386,233
Net premiums written	$299,301	$48,456	$463	$348,220
Net premiums earned	$257,475	$45,545	$16,914	$319,934
Net loss and LAE incurred	(160,103)	(26,761)	(24,495)	(211,359)
Acquisition costs	(74,090)	(14,459)	(3,515)	(92,064)
Other underwriting expenses	(10,294)	(1,856)	—	(12,150)
Deposit interest expense, net	(643)	—	—	(643)
Underwriting income (loss)	12,345	2,469	(11,096)	3,718

Reconciliation to income before income taxes:
Net investment income	22,398	183	1,545	24,126
Corporate and other expenses	—	(1,400)	(7,681)	(9,081)
Income from investment in Solasglas			22,578	22,578
Foreign exchange gains (losses)			(2,581)	(2,581)
Interest expense			(2,809)	(2,809)
Income (loss) before income taxes	$34,743	$1,252	$(44)	$35,951

Additional information:
Net loss and LAE incurred:
Attritional losses	$(140,553)	$(28,403)	$(11,952)	$(180,908)
Large event losses	(8,017)	—	—	(8,017)
CAT event losses	(10,000)	—	(7,722)	(17,722)
Prior year favorable (adverse) loss development	(1,533)	1,642	(4,821)	(4,712)
Total net loss and LAE incurred	$(160,103)	$(26,761)	$(24,495)	$(211,359)

Total allocated assets (1)	$402,186	$140,253	$1,357,509	$1,899,948

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

The following is management’s discussion and analysis (“MD&A”) of our results of operations for the three and six months ended June 30, 2025 and 2024 and the Company’s financial condition at June 30, 2025 and December 31, 2024.

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

For the three months ended June 30, 2025 (“Q2 2025”), we earned a net income of $0.3 million, a decrease of $7.6 million over the three months ended June 30, 2024 (“Q2 2024”), principally due to an investment loss from Solasglas in Q2 2025 compared to an investment gain in Q2 2024. This was partially offset by stronger underwriting performance and favorable foreign exchange movement.

The following is a summary of our financial performance for Q2 2025, compared to Q2 2024:
•Gross premiums written was $179.6 million, an increase of 6.3%;
•Net premiums earned was $161.6 million, an increase of 2.0%;
•Net underwriting income was $8.1 million, compared to a net underwriting income of $0.3 million;
•Current period CAT losses were nil, compared to $7.7 million;
•Prior year adverse loss development was $3.0 million, compared to prior year favorable loss development of $0.7 million;
•Total investment loss was $7.8 million, compared to total investment income of $15.3 million (including 4.0% net loss from our investment in Solasglas, compared to net return of 1.2%); and
•Diluted EPS was $0.01, compared to $0.23.

Fully diluted book value per share was $18.97 at June 30, 2025, an increase of 5.7% since December 31, 2024. See “Key Financial Measures and Non-GAAP Measures” section of this MD&A.

Outlook and Trends

Reinsurance market conditions

We continue to see increased competition from existing and new reinsurance markets, predominantly in our Open Market segment. This is putting pressure on headline rates across various classes; however, attachment points and other terms & conditions are largely holding firm. We remain attentive to the extent of softening market conditions, particularly in light of the industry losses in the specialty market and the approaching peak of the North Atlantic hurricane season. Our focus remains on maintaining a diversified portfolio that is resilient to market supply-demand pressures.

General economic conditions

There are many factors contributing to an uncertain global economic outlook, and in particular, we believe that inflationary trends of recent years could persist. We continue to consider the potential impact of relevant economic factors on our underwriting portfolio. On the investment side, DME Advisors regularly monitors and re-positions Solasglas’ investment portfolio to manage the impact of inflation on its underlying investments and holds macro positions to benefit from a rising inflationary environment. DME Advisors pivoted during Q1 2025 from conservatively positioned to bearish and continued to maintain that position during Q2 2025. It lowered Solasglas’ gross and net exposure and added additional market hedges for tail protection.

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

Fully Diluted Book Value Per Share

The following table presents a reconciliation of the fully diluted book value per share to basic book value per share (the most directly comparable U.S. GAAP financial measure):

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Numerator for basic and fully diluted book value per share:
Total equity as reported under U.S. GAAP	$663,318	$666,804	$635,879	$663,418	$634,020
Denominator for basic and fully diluted book value per share:
Ordinary shares issued and outstanding as reported and denominator for basic book value per share	34,198,153	34,557,449	34,831,324	34,832,493	35,321,144
Add: In-the-money stock options (1) and all outstanding RSUs	775,124	773,938	590,001	602,013	594,612
Denominator for fully diluted book value per share	34,973,277	35,331,387	35,421,325	35,434,506	35,915,756

Basic book value per share	$19.40	$19.30	$18.26	$19.05	$17.95
Increase (decrease) in basic book value per share	$0.10	$1.04	$(0.79)	$1.10	$0.27
Increase (decrease) in basic book value per share	0.5%	5.7%	(4.1)%	6.1%	1.5%

Fully diluted book value per share	$18.97	$18.87	$17.95	$18.72	$17.65
Increase (decrease) in fully diluted book value per share	$0.10	$0.92	$(0.77)	$1.07	$0.26
Increase (decrease) in fully diluted book value per share	0.5%	5.1%	(4.1)%	6.1%	1.5%
(1) Assuming net exercise by the grantee.

Consolidated Results of Operations

The table below summarizes our consolidated operating results.

	Three months ended June 30			Six months ended June 30
	2025	2024	Change	2025	2024	Change
Underwriting results:
Gross premiums written	$179,628	$168,975	$10,653	$427,573	$386,233	$41,340
Net premiums written	$164,527	$154,143	$10,384	$383,924	$348,220	$35,704
Net premiums earned	$161,641	$158,398	$3,243	$330,104	$319,934	$10,170
Net loss and LAE incurred:
Current year	(97,032)	(102,722)	5,690	(215,698)	(206,647)	(9,051)
Prior year (1)	(3,047)	689	(3,736)	(7,265)	(4,712)	(2,553)
Net loss and LAE incurred	(100,079)	(102,033)	1,954	(222,963)	(211,359)	(11,604)
Acquisition costs	(46,848)	(50,454)	3,606	(93,714)	(92,064)	(1,650)
Underwriting expenses	(6,481)	(5,811)	(670)	(12,839)	(12,150)	(689)
Deposit interest income (expense), net	(124)	233	(357)	(273)	(643)	370
Net underwriting income	8,109	333	7,776	315	3,718	(3,403)

Investment results:
Income from investment in Solasglas	(18,276)	4,330	(22,606)	13,921	22,578	(8,657)
Net investment income	10,470	10,948	(478)	18,757	24,126	(5,369)
Total investment income (loss)	(7,806)	15,278	(23,084)	32,678	46,704	(14,026)

Corporate and other expenses	(4,755)	(4,706)	(49)	(9,427)	(9,081)	(346)
Foreign exchange gains (losses)	6,271	(932)	7,203	10,626	(2,581)	13,207
Interest expense	(1,144)	(1,560)	416	(2,608)	(2,809)	201
Income tax expense	(346)	(435)	89	(1,628)	(954)	(674)
Net income	$329	$7,978	$(7,649)	$29,956	$34,997	$(5,041)
Diluted earnings per share	$0.01	$0.23	$(0.22)	$0.87	$1.01	$(0.14)

Underwriting ratios:			% Point Change			% Point Change
Attritional loss ratio	56.0%	56.5%	(0.5)	55.0%	56.6%	(1.6)
Large event loss ratio	4.0%	3.5%	0.5	2.1%	2.5%	(0.4)
CAT event loss ratio	—%	4.9%	(4.9)	8.2%	5.5%	2.7
Current year loss ratio	60.0%	64.9%	(4.9)	65.3%	64.6%	0.7
Prior year reserve development ratio	1.9%	(0.4)%	2.3	2.2%	1.5%	0.7
Loss ratio	61.9%	64.5%	(2.6)	67.5%	66.1%	1.4
Acquisition cost ratio	29.0%	31.9%	(2.9)	28.4%	28.8%	(0.4)
Composite ratio	90.9%	96.4%	(5.5)	95.9%	94.9%	1.0
Underwriting expense ratio	4.1%	3.5%	0.6	4.0%	4.0%	—
Combined ratio	95.0%	99.9%	(4.9)	99.9%	98.9%	1.0
1 The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and deposit interest income and expense, was a loss of $2.6 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and a loss of $6.1 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively.

During 2025, we have updated the definition of CAT event loss to be any individual CAT event loss to us of $5 million or more, net of reinsurance recoveries. For the various U.S. tornadoes (including severe convective storms), we have aggregated these and reported the total as CAT loss. Accordingly, we have recast the prior year CAT loss disclosures in this Form 10-Q to conform with this change. Starting with Q2 2025, we have also disclosed separately incurred losses from large events, if any, which is defined as any individual event loss in excess of $1 million but less than $5 million.

Consolidated Results of Operations for Q2 2025 compared to Q2 2024

Basic book value per share increased by $0.10 per share, or 0.5%, to $19.40 per share from $19.30 per share at March 31, 2025. Fully diluted book value per share increased by $0.10 per share, or 0.5%, to $18.97 per share from $18.87 per share at March 31, 2025.

For Q2 2025, net income decreased by $7.6 million to $0.3 million, compared to Q2 2024, driven mainly by the following:

•Investment income: Our investment in Solasglas reported a loss of $18.3 million during Q2 2025, compared to a gain of $4.3 million during Q2 2024. Solasglas generated a net loss of 4.0% for Q2 2025 compared to a net return of 1.2% for Q2 2024.
The above was partially offset by the following:
•Underwriting income: Increased by $7.8 million, driven by 4.9 points improvement in combined ratio due to no CAT losses and 2.9 points decrease in acquisition cost ratio. This was offset partially by an increase in prior year adverse loss development. For further information on CAT losses and prior year loss development, refer to Note 7 - Loss and Loss Adjustment Expense Reserves of the Q2 2025 condensed consolidated financial statements.
•Foreign exchange gains (losses): $6.3 million gain for Q2 2025, compared to $0.9 million foreign exchange loss in Q2 2024, driven mainly by the strengthening of the pound sterling against the U.S. dollar in Q2 2025.

Consolidated Results of Operations for YTD 2025 compared to YTD 2024

Basic book value per share increased by $1.14 per share, or 5.9%, to $19.40 per share from $18.26 per share at December 31, 2024. Fully diluted book value per share increased by $1.02 per share, or 5.7%, to $18.97 per share from $17.95 per share at December 31, 2024.

For the six months ended June 30, 2025 (“YTD 2025”), net income decreased by $5.0 million to $30.0 million, compared to the six months ended June 30, 2024 (“YTD 2024”) driven mainly by the following:

•Investment income: Decreased by $14.0 million primarily driven by our investment in Solasglas, which reported a gain of $13.9 million during YTD 2025, compared to $22.6 million during YTD 2024. Solasglas generated a net return of 2.9% for YTD 2025 compared to a net return of 6.4% for YTD 2024. Additionally, the decrease was due to lower investment income on funds withheld by third party Lloyd’s syndicates and lower interest income earned from restricted cash and cash equivalents mainly due to lower yields as a result of the interest rate cuts by central banks during the second half of 2024.
•Underwriting income: Decreased by $3.4 million due to a 1.0% increase in combined ratio, which was predominantly driven by higher CAT losses and prior year adverse loss development, offset partially by lower acquisition costs ratio. For further information on CAT losses and prior year loss development, refer to Note 7 - Loss and Loss Adjustment Expense Reserves of the Q2 2025 condensed consolidated financial statements.
The above was partially offset by the following increase:
•Foreign exchange gains (losses): $10.6 million foreign exchange gains for YTD 2025, compared to $2.6 million foreign exchange losses in YTD 2024, driven mainly by the strengthening of the pound sterling against the U.S. dollar during the first half of 2025.

Results by Segment
The following is a discussion and analysis for each reporting segment.

Open Market Segment

Results for the Open Market segment were as follows:

	Three months ended June 30			Six months ended June 30
	2025	% Change	2024	2025	% Change	2024
Gross premiums written	$152,333	6.3%	$143,311	$373,042	12.9%	$330,372
Net premiums written	$142,111	8.0%	$131,585	$337,720	12.8%	$299,301
Net premiums earned	$140,554	11.7%	$125,865	$290,195	12.7%	$257,475
Net loss and LAE incurred	(83,475)		(73,403)	(196,238)		(160,103)
Acquisition costs	(40,900)		(40,511)	(81,781)		(74,090)
Other underwriting expenses	(4,861)		(4,816)	(9,658)		(10,294)
Deposit interest expense, net	(124)		233	(273)		(643)
Underwriting income	11,194		7,368	2,245		12,345
Net investment income	5,629	(42.5)%	9,782	11,400	(49.1)%	22,398
Income before income taxes	$16,823		$17,150	$13,645		$34,743

Underwriting ratios:	2025	% Point Change	2024	2025	% Point Change	2024
Loss ratio	59.4%	1.1	58.3%	67.6%	5.4	62.2%
Acquisition cost ratio	29.1%	(3.1)	32.2%	28.2%	(0.6)	28.8%
Composite ratio	88.5%	(2.0)	90.5%	95.8%	4.8	91.0%
Underwriting expenses ratio	3.5%	(0.1)	3.6%	3.4%	(0.8)	4.2%
Combined ratio	92.0%	(2.1)	94.1%	99.2%	4.0	95.2%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30					Six months ended June 30
	2025		2024		Change	2025		2024		Change
Casualty	$20,008	13%	$27,547	19%	$(7,539)	$49,732	13%	$46,491	14%	$3,241
Financial	16,416	11%	14,362	10%	2,054	40,480	11%	35,369	11%	5,111
Health	12	—%	—	—%	12	209	—%	215	—%	(6)
Multiline	52,742	35%	35,967	25%	16,775	119,076	32%	91,883	28%	27,193
Property	18,055	12%	24,261	17%	(6,206)	48,094	13%	51,308	16%	(3,214)
Specialty	45,100	30%	41,174	29%	3,926	115,451	31%	105,106	32%	10,345
Total	$152,333	100%	$143,311	100%	$9,022	$373,042	100%	$330,372	100%	$42,670

Gross premiums written within our Open Market segment in Q2 2025 increased by $9.0 million or 6.3%, compared to Q2 2024. The increase was predominantly attributable to the following line of business:

•Multiline: The 46.6% increase was driven mostly by growth in our current FAL business bound during Q1 2025, coupled with lower negative revision to our estimated ultimate gross premiums for certain 2023 and 2024 FAL treaties than in Q2 2024. This growth was partially offset by non-renewed business in our commercial auto class and multiline commercial class.

•Casualty: The 27.4% decrease was mainly due to the non-renewal of certain reinsurance programs in our general liability class and multiline casualty class as part of our strategy to reduce our exposure to our casualty line of business.

•Property: The 25.6% decrease was mainly due to negative revision to our estimated ultimate gross premiums for a 2024 quota share reinsurance treaty, compared to Q2 2024. Additionally, we experienced rate reductions on certain renewed excess of loss property treaties, coupled with select decreases in line size compared to the prior year. This was partially offset by new excess of loss business.

Gross premiums written within our Open Market segment in YTD 2025 increased by $42.7 million or 12.9%, compared to YTD 2024. The increase was predominantly attributable to the following lines of business:

•Multiline: The 29.6% increase was driven by the same factors noted for Q2 2025.

•Specialty: The 9.8% increase was mainly driven by growth from 2024 quota share reinsurance treaties and new excess loss treaties in our aviation class, in addition to new business and increased lines in our whole account marine and energy (M&E) class. This was partially offset by non-renewed business in our space class and war, political violence, and terrorism (WPVT) class, coupled with negative premium revision on a cyber treaty bound in 2023.

•Property: The 6.3% decrease was mainly driven by the same factors noted for Q2 2025, partially offset by growth in our property catastrophe class due to reinstatement premiums relating to the California wildfire and new accounts.

Net Premiums Written

Ceded premiums written in Q2 2025 was $10.2 million, resulting in net premiums written of $142.1 million, compared to $11.7 million and $131.6 million, respectively, in Q2 2024. The decrease in ceded premiums written of 12.8% was driven by a decrease in quota share retrocession within our property line due to the non-renewal of the inward 2023 quota share reinsurance treaty as previously noted, offset partially by an increase in quota share retrocession due to growth from inward aviation and M&E business.

Ceded premiums written in YTD 2025 was $35.3 million, resulting in net premiums written of $337.7 million, compared to $31.1 million and $299.3 million, respectively, in YTD 2024. The increase in ceded premiums written of 10.4% was primarily within our specialty line driven mainly by additional excess of loss retrocessional coverage to manage our overall exposure to aviation and M&E business, coupled with an increase in quota share retrocession due to growth from inward aviation and M&E business. This was partially offset by a decrease in quota share retrocession within our property line as noted for Q2 2025.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30					Six months ended June 30
	2025		2024		Change	2025		2024		Change
Casualty	$24,680	18%	$21,628	17%	$3,052	$52,023	18%	$44,937	14%	$7,086
Financial	15,306	11%	15,152	12%	154	29,621	10%	31,308	9%	(1,687)
Health	44	—%	54	—%	(10)	89	—%	108	—%	(19)
Multiline	45,640	32%	44,258	35%	1,382	99,362	34%	99,518	30%	(156)
Property	13,803	10%	12,977	10%	826	32,309	11%	24,626	7%	7,683
Specialty	41,082	29%	31,796	25%	9,286	76,792	26%	56,978	17%	19,814
Total	$140,555	100%	$125,865	100%	$14,690	$290,196	100%	$257,475	100%	$32,721

Net premiums earned within our Open Market segment in Q2 2025 increased by $14.7 million or 11.7%, compared to Q2 2024 and by $32.7 million or 12.7% for YTD 2025, compared to YTD 2024. The change is influenced by the amount and timing of net premiums written during the current year and prior years, coupled with the business mix written in the form of excess of loss versus proportional contracts. Additionally, within the financial line and certain specialty line classes, the gross premiums written are earned over multiple years, corresponding with the anticipated risk coverage period.

Loss ratio

The components of the loss ratio for our Open Market segment were as follows:

	Three months ended June 30			Six months ended June 30
	2025	% Point Change	2024	2025	% Point Change	2024
Current year:
Attritional loss ratio	55.5%	1.7	53.8%	54.5%	(0.1)	54.6%
Large event loss ratio	4.6%	0.1	4.4%	2.4%	(0.7)	3.1%
CAT event loss ratio	—%	—	—%	9.3%	5.4	3.9%
Current year loss ratio	60.1%	1.8	58.3%	66.3%	4.6	61.6%
Prior year reserve development ratio	(0.7)%	(0.7)	—%	1.4%	0.8	0.6%
Loss ratio	59.4%	1.1	58.3%	67.6%	5.4	62.2%

Current Year Loss Ratio

Q2 2025 vs Q2 2024

The Q2 2025 current year loss ratio increased by 1.8 points, compared to Q2 2024 driven mainly by an increase in attritional loss ratio, driven predominantly by our casualty line in response to current economic and social inflation trends. Additionally, there was an increase in attritional loss ratio in our financial line in response to poor performance relating to transactional liability business.

For Q2 2025, large event loss was driven mostly by the Air India crash in India, and YTD 2025 included losses from the American Airlines crash in Washington and the Moss Landing Power Plant fire in California. For Q2 2024, large event loss was predominantly from the Taiwan Earthquake and the Mexico-state owned oil platform fire. In addition to these, the YTD 2024 large event loss included satellite failures.

YTD 2025 vs YTD 2024

The YTD 2025 current year loss ratio increased by 4.6 points, compared to YTD 2024, mainly due to 5.4 points increase in CAT losses, offset partially by 0.1 point reduction in attritional loss ratio. For YTD 2025, we incurred $27.0 million of CAT losses relating to the California wildfires, compared to $10.0 million of CAT losses, net of reinsurance, in YTD 2024 due to the Baltimore bridge loss.

The reduction in attritional loss ratio was driven by higher earned premiums on our property and specialty business at lower attritional loss ratio in YTD 2025 compared to YTD 2024, offset partially by the increase in attritional loss ratio on our casualty line for the same reason as noted for Q2 2025.

Prior Year Reserve Development Ratio

Open Market segment’s prior year reserve development ratio decreased by 0.7 points in Q2 2025 compared to Q2 2024 and increased by 0.8 point in YTD 2025 compared to YTD 2024. Refer to Note 7 Loss and LAE Reserves to the condensed consolidated financial statements for further details.

Acquisition cost ratio

The acquisition cost ratio decreased by 3.1 points in Q2 2025 compared to Q2 2024, primarily due to a decrease in acquisition cost ratio for our financial and multiline business, partially offset by an increase in acquisition cost ratio for our specialty line, predominantly driven by growth in quota share reinsurance treaties at higher acquisition cost ratio than for excess of loss treaties.

The key drivers for the improved acquisition cost ratio relating to the financial and multiline business were:

•Financial: Driven by our transactional liability business due to lower profit commission as a result of adverse loss reserve development in the current quarter. Additionally, the acquisition cost ratio for the mortgage business was higher in Q2 2024 due to an increase in profit commission on prior years’ treaties.

•Multiline: Driven predominantly from our FAL business, where in Q2 2024 we had increased our previously estimated acquisition costs for certain 2023 and 2024 FAL business based on updated reporting received; whereas there were minor revisions in Q2 2025.

The acquisition cost ratio increased by 0.6 points in YTD 2025 compared to YTD 2024, primarily due to the change in business mix, coupled with improved acquisition cost ratio for the financial line for the same reason as noted for Q2 2025. This was partially offset by an increase in acquisition cost ratio for our specialty line predominantly driven by growth in quota share reinsurance treaties, which have a higher acquisition cost ratio than for excess of loss treaties.

Underwriting expense ratio

The underwriting expense ratio decreased by 0.1 points to 3.5% in Q2 2025 compared to Q2 2024, mainly due to an increase in net premiums earned in the Open Market segment.

The underwriting expense ratio decreased by 0.8 points to 3.4% in YTD 2025 compared to YTD 2024, mainly due to an increase in net premiums earned, coupled with lower stock compensation expense attributable to the Open Market segment. Additionally, interest expense from deposit contracts was lower in Q2 2025 compared to Q2 2024.

Income (loss) before income taxes

Income before income taxes for the Open Market segment was $16.8 million for Q2 2025, compared to $17.2 million for Q2 2024. The decrease was driven predominantly by lower investment income on funds withheld by third party Lloyd’s syndicates and lower interest income earned from restricted cash and cash equivalents mainly as a result of the interest rate cuts by central banks during the second half of 2024. This was partially offset by improved underwriting results in the current quarter.

Income before income taxes for the Open Market segment was $13.6 million for YTD 2025, compared to $34.7 million for YTD 2024. The decrease was mainly due to the lower investment income, as noted for Q2 2025, and lower underwriting income predominantly due to higher CAT loss relating to California wildfires in 2025.

Innovations Segment

Results for the Innovations segment were as follows:

	Three months ended June 30			Six months ended June 30
	2025	% Change	2024	2025	% Change	2024
Gross premiums written	$27,596	9.0%	$25,319	$55,062	(0.6)%	$55,387
Net premiums written	$22,716	2.3%	$22,212	$46,687	(3.7)%	$48,456
Net premiums earned	$21,386	(15.6)%	$25,348	$40,391	(11.3)%	$45,545
Net loss and LAE incurred	(15,244)		(13,634)	(25,590)		(26,761)
Acquisition costs	(6,012)		(8,406)	(12,045)		(14,459)
Other underwriting expenses	(1,620)		(995)	(3,181)		(1,856)
Underwriting income (loss)	(1,490)		2,313	(425)		2,469
Net investment income	431	17.8%	366	879	380.3%	183
Corporate and other expenses	(602)	(25.7)%	(810)	(1,174)	(16.1)%	(1,400)
Income (loss) before income taxes	$(1,661)		$1,869	$(720)		$1,252

Underwriting ratios:	2025	% Point Change	2024	2025	% Point Change	2024
Loss ratio	71.3%	17.5	53.8%	63.4%	4.6	58.8%
Acquisition cost ratio	28.1%	(5.1)	33.2%	29.8%	(1.9)	31.7%
Composite ratio	99.4%	12.4	87.0%	93.2%	2.7	90.5%
Underwriting expenses ratio	7.6%	3.7	3.9%	7.9%	3.8	4.1%
Combined ratio	107.0%	16.1	90.9%	101.1%	6.5	94.6%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30					Six months ended June 30
	2025		2024		Change	2025		2024		Change
Casualty	$6,254	23%	$10,006	40%	$(3,752)	$12,939	23%	$14,461	26%	$(1,522)
Financial	3,039	11%	3,192	13%	(153)	4,823	9%	2,988	5%	1,835
Health	2,296	8%	815	3%	1,481	5,931	11%	2,347	4%	3,584
Multiline	12,099	44%	8,842	35%	3,257	26,803	49%	31,054	56%	(4,251)
Specialty	3,909	14%	2,465	10%	1,444	4,567	8%	4,538	8%	29
Total	$27,597	100%	$25,320	100%	$2,277	$55,063	100%	$55,388	100%	$(325)

Gross premiums written within our Innovations segment in Q2 2025 increased by $2.3 million or 9.0%, compared to Q2 2024. The increase was predominantly attributable to the following lines of business:

•Multiline: The 36.8% increase was driven mostly by premium growth from our Syndicate 3456.
•Health: The 181.7% increase was mainly due to revised ultimate estimated premium written on certain legacy treaties, coupled with growth from 2024 quota share treaties and new business.
•Specialty: The 58.6% increase was predominantly from new quota share treaties bound in 2024.

Offset partially by:

•Casualty: The 37.5% decrease was mainly due to the non-renewal of a reinsurance program and a decrease in the line size of another quota share reinsurance treaty.

Gross premiums written within our Innovations segment in YTD 2025 decreased by $0.3 million or 0.6%, compared to YTD 2024. The decrease was predominantly attributable to the following lines of business:

•Multiline: The 13.7% decrease was driven mostly by lower premiums from our Syndicate 3456 and non-renewal of certain multiline quota share treaties with general liability exposure.
•Casualty: The 10.5% decrease was due to the same explanation as for Q2 2025.

The decrease was offset partially by:

•Health: The 181.7% increase was due to the same explanation as for Q2 2025.
•Financial: The 61.4% increase is predominantly from growth of existing programs.

Net Premiums Written

Ceded premiums written in Q2 2025 was $4.9 million, resulting in net premiums written of $22.7 million, compared to $3.1 million and $22.2 million, respectively, in Q2 2024. The increase in ceded premiums written was predominantly driven by the new whole-account retrocession program in which we have ceded 28% of Innovations-related programs incepting Q4 2024 onwards.

Ceded premiums written in YTD 2025 was $8.4 million, resulting in net premiums written of $46.7 million, compared to $6.9 million and $48.5 million, respectively, in YTD 2024. The increase in ceded premiums written was driven mainly by the whole-account retrocession program noted for Q2 2025, coupled with an increase in quota share retrocessions due to growth from inward health and specialty business.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30					Six months ended June 30
	2025		2024		Change	2025		2024		Change
Casualty	$5,228	24%	$4,953	20%	$275	10,897	27%	9,873	22%	$1,024
Financial	2,687	13%	2,246	9%	441	3,729	9%	1,663	4%	2,066
Health	939	4%	511	2%	428	2,312	6%	1,108	2%	1,204
Multiline	11,129	52%	14,990	59%	(3,861)	23,153	57%	28,323	62%	(5,170)
Specialty	1,403	7%	2,648	10%	(1,245)	300	1%	4,578	10%	(4,278)
Total	$21,386	100%	$25,348	100%	$(3,962)	40,391	100%	45,545	100%	$(5,154)

Net premiums earned in Q2 2025 decreased by $4.0 million or 15.6%, compared to Q2 2024. Net premiums earned in YTD 2025 decreased by $5.2 million or 11.3%, compared to YTD 2024. The change relates to the amount and timing of net premiums written during the current year and prior years.

For the multiline business, the non-renewal of certain treaties also contributed to the decline in net premiums earned in Q2 2025 and YTD 2025.

For the specialty line, revisions to our ultimate premiums written for certain treaties, which were previously earned, also contributed to the decrease in net premiums earned in Q2 2025 and YTD 2025.

Loss ratio

The components of the loss ratio were as follows:

	Three months ended June 30			Six months ended June 30
	2025	% Point Change	2024	2025	% Point Change	2024
Current year:
Attritional loss ratio	59.4%	(0.8)	60.3%	58.5%	(3.9)	62.4%
Large event loss ratio	—%	—	—%	—%	—	—%
CAT event loss ratio	—%	—	—%	—%	—	—%
Current year loss ratio	59.4%	(0.8)	60.3%	58.5%	(3.9)	62.4%
Prior year reserve development ratio	11.8%	18.3	(6.5)%	4.9%	8.5	(3.6)%
Loss ratio	71.3%	17.5	53.8%	63.4%	4.6	58.8%

Current Year Loss Ratio

The current year loss ratio in Q2 2025 decreased by 0.8 points, compared to Q2 2024 driven mainly by lower attritional loss ratio for the multiline business due to business mix and new accounts, partially offset mainly by an increase in attritional loss ratio on a financial line quota share program in response to signs of poor performance.

The current year loss ratio in YTD 2025 decreased by 3.9 points, compared to YTD 2024 driven mainly by improved loss performance in our Syndicate 3456 results in the multiline business, partially offset mainly by the increase in attritional loss ratio in the financial line as noted for Q2 2025.

The Innovations segment was not impacted by any CAT or large events for the periods presented in the above table.

Prior Year Reserve Development Ratio

Prior year reserve development ratio increased by 18.3 points in Q2 2025 compared to Q2 2024 and by 8.5 points in YTD 2025 compared to YTD 2024. This was driven by reserve strengthening predominantly on our financial line (2022-2023 underwriting years) due to higher volume of claims than expected. Refer to Note 7 Loss and LAE Reserves to the condensed consolidated financial statements for further details.

Acquisition cost ratio

The acquisition cost ratio decreased by 5.1 points to 28.1% in Q2 2025 compared to Q2 2024. The decrease was predominantly driven by non-renewal of certain specialty business that had higher acquisition costs, coupled with the Q2 2024 acquisition cost being impacted by an unfavorable increase on a quota share treaty in the financial line.

The acquisition cost ratio decreased by 1.9 points to 29.8% in YTD 2025 compared to YTD 2024. The decrease was predominantly driven by the same explanation as Q2 2025 and by the health line due to new business with a lower acquisition cost ratio. This was partially offset by an increase in acquisition cost ratio for casualty line due to revised ultimate acquisition cost ratio for a significant quota share treaty, coupled with an increase in acquisition cost ratio in the multiline business predominantly driven by Syndicate 3456 due to higher acquisition costs relating to new 2025 programs.

Underwriting expense ratio

The underwriting expense ratio increased by 3.7 points and 3.8 points in Q2 2025 and YTD 2025, respectively compared to the same periods in 2024, primarily due to additional headcount relating to the Innovations segment.

Income (loss) before income taxes

The loss before income taxes for the Innovations segment was $1.7 million and $0.7 million in Q2 2025 and YTD 2025, respectively, compared to income before income taxes of $1.9 million and $1.3 million in Q2 2024 and YTD 2024, respectively. This was driven by weaker underwriting performance in 2025 driven mostly by the increase in underwriting expenses and higher loss ratio, partially offset by improved net investment income including realized and unrealized gains from our Innovations portfolio.

Other Corporate

Runoff Underwriting Business

The non-renewal of an Innovations-related property business contract resulted in a decrease of $7.5 million and $17.4 million to the consolidated net premiums earned for Q2 2025 and YTD 2025, respectively, compared to the same periods in 2024. The negative net premiums earned for this run-off business in 2025, as reported in the table under Corporate in Note 16 of the condensed consolidated financial statements, reflects an adjustment to our prior premium estimate as reported by the cedent.

For Q2 2025 and YTD 2025, the property business in runoff generated an underwriting loss of $1.6 million and $1.5 million, respectively, compared to an underwriting loss of $9.3 million and $11.1 million in Q2 2024 and YTD 2024, respectively. This included prior year adverse reserve development of $1.5 million and $0.9 million for Q2 2025 and Q2 2024, respectively, and prior year adverse reserve development of $1.3 million and $4.8 million for YTD 2025 and YTD 2024, respectively. Investment income relating to this runoff business was $0.3 million and $0.6 million in Q2 2025 and YTD 2025, respectively, compared to $0.5 million and $1.0 million in Q2 2024 and YTD 2024, respectively.

Income from Investment in Solasglas

For Q2 2025 and YTD 2025, Solasglas reported a net loss of 4.0% and a net gain of 2.9%, respectively, compared to a net gain of 1.2% and 6.4% for Q2 2024 and YTD 2024, respectively. The following table provides a breakdown of the gross and net investment return for Solasglas.

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Long portfolio gains (losses)	1.2%	(1.0)%	(0.2)%	3.4%
Short portfolio gains (losses)	(8.9)	1.6	(4.2)	1.7
Macro gains (losses)	3.5	0.9	8.2	2.9
Other income and expenses(1)	(0.2)	(0.2)	(0.6)	(0.9)
Gross investment return (loss)	(4.4)%	1.3%	3.2%	7.1%
Net investment return (loss)(1)	(4.0)%	1.2%	2.9%	6.4%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts. For further information about management fees and performance compensation, refer to Note 3.

For Q2 2025, the significant contributors to Solasglas’ investment return were long positions in gold and Kyndryl Holdings (KD) and a short position in the S&P 500 index. The largest detractors were three single-name short positions.

For YTD 2025, the significant contributors to Solasglas’ investment return were the same as for Q2 2025. The largest detractors were a long position in Core Natural Resources (CNR) and two single-name short positions.

Each month, we post on our website (www.greenlightre.com) the returns from our investment in Solasglas.

Financial Condition

Investments

The following table provides a breakdown of our total investments:

	June 30		December 31
	2025		2024
Investment in related party investment fund (Solasglas)	$461,265	85.8%	$387,144	84.1%
Other investments:
Private investments and unlisted equities	74,372	13.9	71,867	15.6
Debt and convertible debt securities	1,664	0.3	1,293	0.3
Total other investments	$76,036	14.2%	$73,160	15.9%

Total investments	$537,301	100.0%	$460,304	100.0%

At June 30, 2025, our total investments increased by $77.0 million, or 16.7%, to $537.3 million from December 31, 2024. The increase was primarily driven by $60.2 million of net contributions into Solasglas, coupled with the net investment return for YTD 2025.

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

The following table represents the composition of Solasglas’ investments:

	June 30		December 31
	2025		2024
	Long %	Short %	Long %	Short %
Equities and related derivatives	92.8%	(93.7)%	73.9%	(43.3)%
Private and unlisted equity securities	2.6	—	2.1	—
Debt instruments	0.1	—	0.1	—
Total	95.5%	(93.7)%	76.1%	(43.3)%

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate derivatives, inflation swaps and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount and options are reported at their delta-adjusted basis. At June 30, 2025, Solasglas’ exposure to gold on a delta-adjusted basis was 11.2% (December 31, 2024: 10.1%).

At June 30, 2025, 94.5% of Solasglas’ portfolio was valued based on quoted prices in actively traded markets (Level 1), 4.0% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and a nominal amount was composed of instruments valued based on non-observable inputs (Level 3). At June 30, 2025, 1.5% of Solasglas’ portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

Other Investments

The other investment holdings relate to private investments made by the Innovations segment. We made five new investments and increased our investment in one position during YTD 2025, for a total of $2.7 million. For YTD 2024, we invested $0.4 million.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents primarily for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $7.7 million, or 1.3%, from $584.4 million at December 31, 2024, to $576.7 million at June 30, 2025.

Reinsurance balances receivable

Our reinsurance balances receivable increased by $50.8 million, or 7.2%, to $755.3 million from $704.5 million at December 31, 2024. This was driven primarily by $20.3 million increase in premiums receivable, net of collections, and $29.3 million in funds withheld from new and renewed reinsurance treaties.
Loss and LAE Reserves; Loss and LAE Recoverable

Our total gross loss and LAE reserves increased by $84.0 million, or 9.8%, to $945.0 million from $861.0 million at December 31, 2024, driven by the increase in earned premium from the renewal of reinsurance treaties and new business, an increase in foreign currency translation, and an increase in the overall loss ratio for YTD 2025. This was offset partially by paid losses during YTD 2025. See Note 7 “Loss and Loss Adjustment Expense Reserves” of the condensed consolidated financial statements for a summary of changes in outstanding loss and LAE reserves and a description of prior period loss developments.

Our total loss and LAE recoverable increased by $8.2 million, or 9.5%, to $94.0 million from $85.8 million at December 31, 2024. See Note 8 “Retrocession” of the condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

Probable Maximum Loss (“PML”)

At July 1, 2025, our estimated largest PML at a 1-in-250-year return period for a single event, and in aggregate, was $132.5 million and $145.8 million, respectively, both relating to the peril of North Atlantic Hurricane, compared to $122.9 million and $136.0 million, respectively, at April 1, 2025.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions for both a single event loss and aggregate loss measures at the 1-in-250-year return period.

	July 1, 2025
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
North Atlantic Hurricane	$132,534	$145,809
Southeast Hurricane	116,137	117,635
Gulf of Mexico Hurricane	66,906	69,859
Northeast Hurricane	64,499	64,499
North America Earthquake	126,814	127,708
California Earthquake	108,933	109,604
Pacific Northwest Earthquake	47,689	47,689
New Madrid Earthquake	17,433	17,433
Japan Earthquake	36,178	37,078
Japan Windstorm	22,367	23,259
Europe Windstorm	68,621	73,912

Debt

Our total debt decreased by $1.9 million, or 3.1%, to $58.9 million from $60.7 million at December 31, 2024 due to the quarterly loan installment payment. Refer to Note 9 “Debt and Credit Facilities” of the condensed consolidated financial statements for further information.

Total shareholders’ equity

Total shareholders’ equity increased by $27.4 million to $663.3 million, compared to $635.9 million at December 31, 2024. The increase was primarily due to the net income of $30.0 million reported for the period, coupled with share-based compensation adjustment to additional paid-in capital. This was partially offset by $5.0 million of stock repurchases during YTD 2025.

Liquidity and Capital Resources

Refer to the “Liquidity and Capital Resources” section included in Item 7 of our 2024 Form 10-K for a general discussion of our liquidity and capital resources.

Liquidity

The following table summarizes our sources and uses of funds:

	Six months ended June 30
	2025	2024
Total cash provided by (used in):
Operating activities	$78,819	$40,669
Investing activities	(62,932)	(70,246)
Financing activities	(6,875)	(11,876)
Effect of currency exchange on cash	961	(107)
Net cash inflows (outflows)	9,973	(41,560)
Cash, beginning of period (1)	649,087	655,730
Cash, end of period	$659,060	$614,170
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 5 of the financial statements.

Cash provided by operating activities

The $38.2 million increase in cash provided by operating activities in YTD 2025 compared to YTD 2024 was driven mainly by the ebb and flow from our underwriting activities. Cash inflows from underwriting activities generally include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and LAE, payments of retrocession premiums, and operating expenses. Cash provided by operating activities may vary significantly from period to period due to the timing of these inflows and outflows.

Cash used in investing activities

The $7.3 million decrease in cash used for investing activities was driven mainly by the lower net contribution in Solasglas in YTD 2025 compared to YTD 2024.

Cash used in financing activities

During YTD 2025, we repurchased $5.0 million of our ordinary shares, compared to none in YTD 2024. Additionally, we partially repaid $1.9 million of the Term Loans in YTD 2025, compared to $11.9 million in YTD 2024.

Capital Resources

The following table summarizes our debt and capital structure:

	June 30, 2025	December 31, 2024
Term Loans - outstanding principal	$58,438	$60,313
Shareholders’ equity	$663,318	$635,879

Ratio of debt to shareholders’ equity	8.9%	9.5%

The debt to shareholders’ equity provides an indication of our leverage and capital structure, along with some insights into our financial strength. In addition to the above capital, we also have LC facilities to support our reinsurance business operations where we are not licensed or admitted as a reinsurer.

Ordinary Shares

At June 30, 2025, there were 34,198,153 outstanding ordinary shares, a decrease of 633,171 since December 31, 2024, mainly due to 357,278 of share repurchases, coupled with the net forfeited performance restricted stock awards granted in 2022. This was partially offset by the issuance of ordinary shares for vested service RSUs.

We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future.

Secured LC Facilities

See Note 9 “Debt and Credit Facilities” of Q2 2025 Financials.

Contractual Obligations and Commitments

At June 30, 2025, our contractual obligations and commitments by period due were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating activities
Loss and loss adjustment expense reserves (1)	$371,379	$326,020	$116,233	$131,353	$944,985
Operating lease obligations	565	1,242	1,953	—	3,760
Financing activities
Debt (2)	3,750	54,688	—	—	58,438
Total	$375,694	$381,950	$118,186	$131,353	$1,007,183
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

Recent Accounting Pronouncements

At June 30, 2025, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition, or liquidity. See Note 2 “Significant Accounting Policies” of the Q2 2025 Financials.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our 2024 Form 10-K. There have been no material changes to this item since December 31, 2024, except for the following.

Equity Price Risk

At June 30, 2025, SILP was net short in listed equity securities.

In connection with equity securities held by Solasglas at June 30, 2025, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $0.5 million unrealized gain on our investment in Solasglas.

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

	10% increase in commodity prices	10% decrease in commodity prices
At June 30, 2025	($ in millions)
Gold	$9.1	$(7.7)
Copper	3.2	(1.6)
Uranium	0.5	(0.5)
Crude oil	0.1	(0.1)
Total	$12.9	$(9.9)

Foreign Currency Risk

SILP Investment

In connection with the underlying cash, forwards, options, and investments in securities denominated in foreign currencies held by Solasglas at June 30, 2025, a 10% increase in the value of the U.S. dollar against foreign currencies (mostly Euro) would result in a $3.0 million unrealized loss on our investment in Solasglas.

Reinsurance Portfolio and Cash

The following table summarizes the net impact of a hypothetical 10% currency rate movement relating to our primary foreign denominated reinsurance net monetary assets or liabilities and cash (including balances held at Lloyd's):

June 30, 2025	Net Asset (Liability) Exposure	10% increase in currency rate	10% decrease in currency rate
British Pound	£107,409	$(14,758)	$14,758
Euro	€(11,796)	1,391	(1,391)
Total foreign exchange gain (loss)		$(13,367)	$13,367

Interest Rate Risk

In connection with the interest rate derivatives held in Solasglas at June 30, 2025, a 100 basis points increase in interest rates would result in a $19.6 million unrealized loss on our investment in Solasglas.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
As of June 30, 2025, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our 2024 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Note 10 “Share Capital” of the condensed consolidated financial statements for a summary of our share repurchase plan.

The table below details the share repurchases that were made under the Plan during the three months ended June 30, 2025:

Shares Purchased Under Publicly Announced Repurchase Program
Period	Number of Shares Purchased	Average Price per Share	Maximum Dollar Amount Still Available Under Share Repurchase Plan
Beginning balance			$25,000,000
April 1 - 30, 2025	—	$—	25,000,000
May 1 - 31, 2025	207,016	$13.71	22,162,265
June 1 - 30, 2025	150,262	$14.39	20,000,012
Total	357,278		$20,000,012

During the three months ended June 30, 2025, we repurchased 357,278 ordinary shares at an average price of $13.99 per share, for a total of $5.0 million.

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

During the three months ended June 30, 2025, we did not have any Rule 10b5-1 trading arrangements or any “non-Rule 10b5-1 arrangements” (as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

Item 6.    EXHIBITS

31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ GREGORY RICHARDSON
Gregory Richardson Director and Chief Executive Officer (principal executive officer)
August 4, 2025

By:	/s/ FARAMARZ ROMER
Faramarz Romer Chief Financial Officer (principal financial officer)
August 4, 2025