Form 10-Q
period 2025-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2025-11-03
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

At October 31, 2025, there were 34,099,226 ordinary shares outstanding, $0.10 par value per share, of the registrant.

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
•the loss of significant brokers;
•the performance of Solasglas Investments, LP.;
•that the carrying values of our investments made under our Greenlight Re Innovations segment may differ significantly from those that would be used if we carried these investments at fair value; and
•those described under “Item 1A, Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 10, 2025 (“2024 Form 10-K”), as those risk factors may be updated from time to time in our periodic and other filings with the SEC, which is accessible on the SEC’s website at www.sec.gov.

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

Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2025 (unaudited) and December 31, 2024
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2025	December 31, 2024
Assets
Investments
Investment in related party investment fund, at fair value	$456,861	$387,144
Other investments	63,182	73,160
Total investments	520,043	460,304
Cash and cash equivalents	68,789	64,685
Restricted cash and cash equivalents	586,444	584,402
Reinsurance balances receivable	731,707	704,483
Reinsurance recoverable on unpaid loss and loss adjustment expenses	82,783	85,790
Deferred acquisition costs	98,476	82,249
Unearned premiums ceded	36,123	29,545
Other assets	9,690	4,765
Total assets	$2,134,055	$2,016,223
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$938,308	$860,969
Unearned premium reserves	379,274	324,551
Reinsurance balances payable	97,980	105,892
Funds withheld	15,139	21,878
Other liabilities	9,720	6,305
Debt	34,745	60,749
Total liabilities	1,475,166	1,380,344
Commitments and Contingencies (Note 15)
Shareholders' equity
Preferred share capital (par value $0.10; none issued)	—	—
Ordinary share capital (par value $0.10; issued and outstanding, 34,099,226) (2024: par value $0.10; issued and outstanding, 34,831,324)	3,394	3,483
Additional paid-in capital	479,099	481,551
Retained earnings	176,396	150,845
Total shareholders' equity	658,889	635,879
Total liabilities and equity	$2,134,055	$2,016,223

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three and nine months ended September 30, 2025 and 2024
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Revenues
Gross premiums written	$184,377	$168,346	$611,950	$554,579
Gross premiums ceded	(21,695)	(26,598)	(65,344)	(64,611)
Net premiums written	162,682	141,748	546,606	489,968
Change in net unearned premium reserves	2,737	10,136	(51,083)	(18,150)
Net premiums earned	165,419	151,884	495,523	471,818
Income (loss) from investment in related party investment fund (Note 3)	(14,404)	19,844	(483)	42,422
Net investment income (loss)	(2,950)	10,454	15,807	34,580
Foreign exchange gains (losses)	(1,994)	5,826	8,632	3,245
Other income	—	—	—	2,119
Total revenues	146,071	188,008	519,479	554,184
Expenses
Net loss and loss adjustment expenses incurred	88,593	93,165	311,556	304,524
Acquisition costs	46,962	46,162	140,676	138,226
Underwriting expenses	7,472	6,073	20,311	18,223
Corporate and other expenses	5,399	4,253	14,826	13,334
Deposit interest expense	94	377	367	3,139
Interest expense	1,430	2,018	4,038	4,827
Total expenses	149,950	152,048	491,774	482,273
Income (loss) before income tax	(3,879)	35,960	27,705	71,911
Income tax expense	(526)	(723)	(2,154)	(1,677)
Net income (loss)	$(4,405)	$35,237	$25,551	$70,234

Earnings (Loss) per share ("EPS"):
Basic	$(0.13)	$1.03	$0.75	$2.05
Diluted	$(0.13)	$1.01	$0.74	$2.02
Weighted average number of ordinary shares used in the determination of EPS:
Basic	33,760,337	34,120,955	33,892,806	34,210,560
Diluted	33,760,337	34,810,066	34,477,322	34,824,372

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the three and nine months ended September 30, 2025 and 2024
(expressed in thousands of U.S. dollars)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Ordinary share capital
Balance - beginning of period	$3,420	$3,532	$3,483	$3,534
Issued (forfeited) shares, net	(10)	6	(37)	4
Repurchase of ordinary shares	(16)	(55)	(52)	(55)
Balance - end of period	3,394	3,483	3,394	3,483
Additional paid-in capital
Balance - beginning of period	479,097	487,462	481,551	484,532
Repurchase of ordinary shares	(1,984)	(7,433)	(6,948)	(7,433)
Share-based compensation expense	1,986	1,643	4,496	4,573
Balance - end of period	479,099	481,672	479,099	481,672
Retained earnings
Balance - beginning of period	180,801	143,026	150,845	108,029
Net income (loss)	(4,405)	35,237	25,551	70,234
Balance - end of period	176,396	178,263	176,396	178,263
Total shareholders' equity	$658,889	$663,418	$658,889	$663,418

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2025 and 2024
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2025	2024
Cash flows from operating activities
Net income	$25,551	$70,234
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Loss (income) from investments in related party investment fund	483	(42,422)
Net realized and unrealized losses on other investments	11,731	324
Net realized and unrealized losses (gains) on derivatives	(13)	58
Share-based compensation expense	4,459	4,577
Accretion of debt offering costs, net of change in interest accruals	(691)	1,177
Depreciation expense	44	—
Net change in:
Reinsurance balances receivable	(27,224)	(99,318)
Reinsurance recoverable on unpaid loss and loss adjustment expenses	3,007	(40,260)
Deferred acquisition costs	(16,227)	(2,250)
Unearned premiums ceded	(6,578)	(18,009)
Loss and loss adjustment expense reserves	77,339	149,598
Unearned premium reserves	54,723	40,793
Reinsurance balances payable	(7,912)	19,169
Funds withheld	(6,739)	3,499
Other items, net	(1,953)	(5,200)
Net cash provided by operating activities	110,000	81,970
Cash flows from investing activities
Proceeds from redemptions of investment in Solasglas	14,000	14,000
Contributions to investment in Solasglas	(84,200)	(110,576)
Purchases of other investments	(2,737)	(814)
Proceeds from sale of other investments	984	168
Purchases of other assets	(252)	—
Net cash used in investing activities	(72,205)	(97,222)
Cash flows from financing activities
Repayment of debt	(25,313)	(11,876)
Repurchase of ordinary shares	(7,000)	(7,488)
Net cash used in financing activities	(32,313)	(19,364)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	664	619
Increase (decrease) in cash, cash equivalents and restricted cash	6,146	(33,997)
Cash, cash equivalents and restricted cash at beginning of the period	649,087	655,730
Cash, cash equivalents and restricted cash at end of the period	$655,233	$621,733
Supplementary information:
Interest paid in cash	$4,411	$3,825
Income tax paid in cash	156	192

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2025

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Greenlight Capital Re, Ltd. (“GLRE” or “Parent” and, together with its wholly-owned subsidiaries, the “Company”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. The Company is a global specialty property and casualty reinsurer headquartered in the Cayman Islands. The ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol “GLRE.”

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

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

The Company’s maximum exposure to loss relating to Solasglas Investments, LP (“Solasglas”) is limited to GLRE's share of Partners’ capital in Solasglas. At September 30, 2025, GLRE’s share of Partners’ capital in Solasglas was $456.9 million (December 31, 2024: $387.1 million), representing 81.6% (December 31, 2024: 77.9%) of Solasglas’ total net assets. DME Advisors II, LLC held the remaining 18.4% (December 31, 2024: 22.1%) of Solasglas’ total net assets.

The Company’s share of the net decrease in Partner’s capital for the nine months ended September 30, 2025 was $0.5 million (nine months ended September 30, 2024: a net increase of $42.4 million), as shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of Solasglas are presented below.

Summarized Statements of Financial Condition of Solasglas Investments, LP

	September 30, 2025	December 31, 2024
Assets
Investments, at fair value	$547,585	$504,828
Derivative contracts, at fair value	26,277	8,925
Due from brokers	288,641	188,296
Cash and cash equivalents	—	40,354
Interest and dividends receivable	445	1,536
Total assets	862,948	743,939

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(277,735)	(234,977)
Derivative contracts, at fair value	(22,630)	(4,452)
Capital withdrawals payable	(24)	(4,000)
Interest and dividends payable	(1,871)	(3,218)
Accrued expenses and other liabilities	(614)	(180)
Total liabilities	(302,874)	(246,827)

Partners' capital	$560,074	$497,112

GLRE’s share of Partners' capital	$456,861	$387,144

Summarized Statements of Operations of Solasglas Investments, LP

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Investment income
Dividend income (net of withholding taxes)	$1,030	$752	$5,207	$2,524
Interest income	5,060	3,540	13,509	10,040
Total Investment income	6,090	4,292	18,716	12,564

Expenses
Management fee	(1,695)	(1,613)	(5,181)	(4,344)
Interest	(4,924)	(817)	(10,395)	(2,887)
Dividends	(884)	(782)	(2,561)	(2,217)
Research and operating	(335)	(262)	(1,306)	(921)
Total expenses	(7,838)	(3,474)	(19,443)	(10,369)

Net investment income (loss)	(1,748)	818	(727)	2,195

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(57,283)	23,647	(1,594)	86,677
Net change in unrealized appreciation (depreciation)	39,484	4,801	4,246	(24,582)
Net gain (loss) on investment transactions	(17,799)	28,448	2,652	62,095

Net increase (decrease) in Partners' capital (1)	$(19,547)	$29,265	$1,925	$64,289

GLRE’s share of the increase (decrease) in Partners' capital	$(14,404)	$19,844	$(483)	$42,422

(1) The net increase in Partners’ capital is net of management fees and performance allocation presented below:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Management fees	$1,695	$1,613	$5,181	$4,344
Performance allocation	(1,519)	2,205	28	4,714
Total	$176	$3,818	$5,209	$9,058

4. OTHER INVESTMENTS

At September 30, 2025, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$28,962	$38,261	$(5,705)	$—	$61,518
Debt and convertible debt securities	1,585	—	—	79	1,664
Total other investments	$30,547	$38,261	$(5,705)	$79	$63,182

At December 31, 2024, the breakdown of the Company’s other investments was as follows:

	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private investments and unlisted equities	$28,111	$51,076	$(7,320)	$—	$71,867
Debt and convertible debt securities	2,713	—	(1,510)	90	1,293
Total other investments	$30,824	$51,076	$(8,830)	$90	$73,160

Private investments and unlisted equities

Measurement alternative

During the nine months ended September 30, 2025, and 2024, the Company made further investments in equity securities in privately held entities that do not have readily determinable fair values. In accordance with ASC 321-10-35-2, the Company has elected to apply the measurement alternative to these new investments. Under this approach, the investments are measured at cost, less impairment, and adjusted for observable price changes in orderly transactions for an identical or similar investments of the same issuer.

Adjustments for observable price changes and impairments

The Company recognized the following adjustments to the carrying values of the private investments and unlisted equity securities, resulting from observable price changes in orderly transactions and impairments:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Upward adjustments (1)	$3,870	$—	$5,618	$501
Downward adjustments(2)	$—	$—	$(148)	$—
Impairments	$(16,400)	$—	$(17,859)	—

(1) Based on observable price changes, the cumulative upward carrying value changes from inception to September 30, 2025, totaled $38.3 million.
(2) Based on observable price changes, the cumulative downward carrying value changes from inception to September 30, 2025, totaled $2.5 million.

During the three and nine months ended September 30, 2025, the upward adjustments were driven by favorable observable price changes from completed financing rounds by some of the investees.

During the three and nine months ended September 30, 2025, the Company recognized impairment charges of $16.4 million and $17.9 million, respectively, related to certain private investments and unlisted securities for which qualitative factors indicated that the fair value was less than carrying amount. The Company used valuation models to estimate the fair value, which incorporated significant unobservable inputs including projected cash flows provided by the investee’s management, discount rates, growth rates, volatility assumptions, and current market multiples.

Debt and convertible debt securities

During the three and nine months ended September 30, 2024, the Company recognized impairment charges of nil and $1.1 million, respectively, related to certain convertible debt securities.

Net investment income

The following table summarizes the change in unrealized gains (losses) and the realized gains (losses) for the Company’s other investments, which are included in “Net investment income (loss)” in the condensed consolidated statements of operations (see Note 13):

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Gross realized gains	$653	$—	$658	$—
Gross realized losses	—	—	—	(1,332)
Net realized gains (losses)	$653	$—	$658	$(1,332)
Change in unrealized gains	(12,530)	—	(12,389)	1,008
Net realized and unrealized gains (losses) on other investments	$(11,877)	$—	$(11,731)	$(324)

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table shows the breakdown of the Company’s restricted cash and cash equivalents, along with a reconciliation of the total cash, cash equivalents, and restricted cash reported in the condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024
Restricted cash and cash equivalents:
Cash securing trust accounts	$266,493	$256,796
Cash securing letters of credit issued	302,815	312,855
Cash securing debt facility	10,000	10,000
Other	7,136	4,751
Total restricted cash and cash equivalents	586,444	584,402
Cash and cash equivalents	68,789	64,685
Total cash, cash equivalents, and restricted cash	$655,233	$649,087

6. FAIR VALUE MEASUREMENTS

Assets measured at fair value on a nonrecurring basis

At September 30, 2025, the Company held $54.9 million (December 31, 2024: $63.4 million) of private investments and unlisted equities measured at fair value on a nonrecurring basis. At September 30, 2025, the Company held $6.6 million (December 31, 2024: $8.5 million) of private investments and unlisted equities measured at cost. The Company classifies these investments as Level 3 within the fair value hierarchy.

The following table summarizes the periods between the most recent fair value measurement dates and September 30, 2025, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
Fair values measured on a nonrecurring basis	$13,801	$15,066	$26,019	$54,886

Assets measured at fair value on a recurring basis

Derivative financial instruments

The Company used interest rate swaps in connection with its risk management activities to hedge 50% of the interest rate risk relating to the outstanding Term Loans (see Note 9). As a result of the new Revolving Credit Facility, the Company has terminated this hedging program during the quarter ended September 30, 2025.

Prior to the termination of the hedge position, the interest rate swaps were carried at fair value using a market approach valuation technique, based on significant observable market inputs from third-party pricing vendors. Accordingly, the interest rates swaps were classified as Level 2 within the fair value hierarchy. These derivative instruments were not designated as accounting hedges under U.S. GAAP.

For the nine months ended September 30, 2025, the Company recognized a nominal amount of total realized and unrealized gain for the above derivatives, which is reflected within interest expense on the Company’s condensed consolidated statements of operations.

Financial Instruments Disclosed, But Not Carried, at Fair Value

At September 30, 2025, the carrying value of debt and convertible debt securities within “Other Investments” (see Note 4) and the outstanding debt approximates their fair values. The Company classifies these financial instruments as Level 2 within the fair value hierarchy.

7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and loss adjustment expense (“LAE”) reserves were composed of the following:

	September 30, 2025	December 31, 2024
Case reserves	$236,724	$230,633
IBNR	701,584	630,336
Total	$938,308	$860,969

Reserve Roll-forward

The following provides a summary of changes in outstanding loss and LAE reserves for all lines of business:

Consolidated	Nine months ended September 30
	2025	2024
Gross balance at January 1	$860,969	$661,554
Less: Losses recoverable	(85,790)	(25,687)
Net balance at January 1	775,179	635,867
Incurred losses related to:
Current year	303,474	305,467
Prior years	8,082	(943)
Total incurred	311,556	304,524
Paid losses related to:
Current year	(35,136)	(27,382)
Prior years	(229,908)	(176,210)
Total paid	(265,043)	(203,592)
Foreign exchange and translation adjustment	33,833	8,405
Net balance at September 30	855,525	745,205
Add: Losses recoverable (see Note 8)	82,783	65,947
Gross balance at September 30	$938,308	$811,152

Estimates for Catastrophe Events

At September 30, 2025, the Company’s net reserves for losses and LAE include estimated amounts for catastrophe and weather-related events (the “CAT losses”). The magnitude and volume of losses arising from these events is inherently uncertain, and, consequently, actual losses for these events may ultimately differ, potentially materially, from current estimates.

CAT events in 2025

During the nine months ended September 30, 2025, the Company incurred CAT losses of $27.0 million relating to the California wildfires.

CAT events in 2024

During the nine months ended September 30, 2024, the Company incurred CAT losses of $29.9 million driven mainly by the Baltimore Bridge collapse, Hurricane Helene, and the U.S. tornadoes (including severe convective storms).

Prior Year Reserve Development

The Company’s net favorable (adverse) prior year development arises from changes to estimates for losses and LAE related to loss events that occurred in previous calendar years.

The following table presents net prior year reserve development by segment and consolidated for the respective periods.

	Favorable (Adverse)
	Open Market	Innovations	Total Segments	Corporate	Total Consolidated
Nine months ended September 30, 2025	$(4,810)	$(1,316)	$(6,126)	$(1,956)	$(8,082)
Nine months ended September 30, 2024	$3,782	$1,548	$5,330	$(4,387)	$943

Open Market Segment:

The net adverse reserve development for the nine months ended September 30, 2025 was composed of $46.4 million of reserve strengthening predominantly on the following lines of business:

•the casualty line (various underwriting years) due to current economic and social inflation trends;
•the financial line (2021, 2023 and 2024 underwriting years) due to worse than expected loss emergence for transactional liability business; and
•the multiline business (2023-2024 underwriting years) relating to commercial auto business.

This was partially offset by $41.6 million of favorable reserve development on property (mostly 2024 underwriting year) and specialty lines (mostly 2022-2024 underwriting years) due to better than expected loss emergence.

The net favorable reserve development for the nine months ended September 30, 2024 was composed of $8.3 million of favorable reserve development predominantly on financial line (various underwriting years), multiline business (mostly 2021-2022 underwriting years), and specialty line (mostly 2021-2022 underwriting years) due to better than expected loss emergence. This was partially offset by $4.5 million of reserve strengthening predominantly on the casualty line (various underwriting years) due to current economic and social inflation trends.

Innovations Segment:

The net adverse reserve development for the nine months ended September 30, 2025 was composed of $2.6 million of reserve strengthening predominantly on the financial line (2022-2023 underwriting years) due to a higher volume of claims than expected. This was partially offset by $1.3 million of favorable reserve development predominantly on the multiline business.

The net favorable reserve development for the nine months ended September 30, 2024 was composed of $2.2 million due to better than expected loss emergence on the health line (various underwriting years) and multiline business (predominantly 2023 underwriting years). This was partially offset by $0.6 million of reserve strengthening on the specialty business.

Corporate - Runoff Business:

Corporate represents the Innovations related property runoff business. The prior year adverse reserve development for the above periods relate predominantly to CAT losses driven by the U.S. tornados (2021-2023 underwriting years).

8. RETROCESSION

The following table provides a breakdown of ceded reinsurance:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Gross ceded premiums	$21,695	$26,598	$65,344	$64,611
Earned ceded premiums	$22,181	$19,512	$58,782	$46,603
Loss and loss adjustment expenses ceded (1)	$(2,546)	$10,070	$13,116	$47,919
(1) For the three months ended September 30, 2025, the negative balance reflects the reversal of previously recognized estimated loss recoverable due to the decrease in loss ratio for certain inward quota share reinsurance.
Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company.

The following table shows a breakdown of reinsurance recoverable on unpaid losses and loss adjustment expenses, on a gross and net of collateral basis:

	September 30, 2025		December 31, 2024
	Gross	Net of Collateral(1)	Gross	Net of Collateral(1)
A- or better by A.M. Best	$79,843	$71,695	$82,181	$63,979
Not rated	3,440	326	4,109	2,027
Total before provision	$83,283	$72,021	$86,290	$66,006
Provision for credit losses	(500)		(500)
Total reinsurance recoverable, net	$82,783		$85,790
(1) Collateral is in the form of cash, letters of credit, funds withheld, and/or cash collateral held in trust accounts. This excludes any excess collateral in order to disclose the aggregate net exposure for each retrocessionaire.
At September 30, 2025, we had 4 reinsurers (December 31, 2024: 3) that accounted for 10% or more of the total reinsurance recoverable, net of the credit loss provision, for an aggregate gross amount of $62.1 million (December 31, 2024: $49.5 million).

9. DEBT AND CREDIT FACILITIES

Debt Obligations

The following table summarizes the Company’s outstanding debt obligations.

	September 30, 2025	December 31, 2024
Term loans	$—	$60,313
Revolving credit facility	35,000	—
Accrued interest payable	—	923
Less: deferred financing costs	(255)	(487)
Total debt	$34,745	$60,749

During the nine months ended September 30, 2025, the Company partially repaid $10.3 million of the outstanding Term loans.

On September 3, 2025, the Company executed a First Amendment to its Credit Agreement originally dated June 26, 2023 (the “Amended Credit Agreement”), providing for a $50 million revolving credit facility (the “Revolving Credit Facility”). The proceeds were used to fully refinance the remaining $50 million Term Loans. This non-cash transaction was accounted for as a debt extinguishment.

The outstanding loans under the Revolving Credit Facility accrue interest at a rate equal to Term Secured Overnight Financing Rate (SOFR) plus 3.25% per annum. During the nine months ended September 30, 2025, the Company repaid $15.0 million of the outstanding Revolving Credit Facility.

The Amended Credit Agreement continues to be secured by a first-priority lien on a collateral account with a minimum balance of $10.0 million. The Company was in compliance with all covenants relating to the Amended Credit Agreement at September 30, 2025.

On October 6, 2025, the Company repaid $15.0 million of the outstanding Revolving Credit Facility.

Credit Facilities

At September 30, 2025, the Company had the following letter of credit (“LC”) facilities:

	Capacity	LCs issued
HSBC (1)	$100,000	$—
Citibank (2)	275,000	183,339
CIBC (3)	200,000	119,394
Total LCs in favor of cedants	$575,000	$302,733

Citibank FAL (4)	£50,000	£—
(1) The HSBC LC facility may be terminated by either the Company or HSBC upon written notice; provided that such termination shall not terminate any letters of credit then-outstanding under this facility.
(2) The Citibank LC facility may be terminated by Citibank upon written notice to the Company; provided that the termination date shall not be earlier than the expiry date of any then-outstanding under this facility.
(3) The CIBC LC facility will terminate on December 21, 2026, subject to automatic 1-year extensions unless a termination noticed is provided by CIBC or the Company at least 120 days prior to the then-applicable termination date.
(4) The Citibank FAL LC facility may be terminated by Citibank upon written notice to Lloyd’s and the Company; provided that the termination date shall not be earlier than December 31st of the fourth anniversary of such termination date.

During the three months ended September 30, 2025, the Company, through its subsidiary, entered into an uncommitted and unsecured £50 million letter of credit facility arrangement with Citibank Europe plc (“Citibank”) to support the Company’s Funds at Lloyd’s business (the “Citibank FAL”). Concurrently with this transaction, the Parent has provided a guarantee to Citibank, requiring the Parent to make payment in the event that the respective subsidiary fails to meet its obligations when due. At September 30, 2025, the maximum potential amount of future payments the Parent could be required to make under this guarantee is nil as no LCs have been issued.

On October 9, 2025, a £45 million LC was issued in favor of Lloyd’s and concurrently Lloyd’s released $60.7 million cash to the Company.

The above LCs issued are cash collateralized, except for the Citibank FAL (see Note 5). The LC facilities are subject to various customary affirmative, negative and financial covenants.

At September 30, 2025, the Company was in compliance with all LC facilities covenants.

10. SHARE CAPITAL

Ordinary Shares

The Company’s authorized share capital is 125,000,000 ordinary shares, par value of $0.10 per share.

The following table is a summary of changes in ordinary shares issued and outstanding for the nine months ended September 30, 2025 and 2024:

	2025	2024
Balance – beginning of period	34,831,324	35,336,732
Issue of shares for vested RSUs (see Note 11)	100,793	74,357
Issue of restricted shares to directors	56,322	58,751
Forfeiture of restricted shares (see Note 11)	(376,686)	(89,945)
Repurchase of ordinary shares	(512,527)	(547,402)
Balance – end of period	34,099,226	34,832,493

Share Repurchase Plan

On May 2, 2025, the Board of Directors re-approved the share repurchase plan, until June 30, 2026, authorizing the Company to repurchase up to $25.0 million of ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase. For the nine months ended September 30, 2025, the Company repurchased 512,527 ordinary shares for $7.0 million (2024: 547,402 ordinary shares for $7.5 million).

Preferred Shares

The Company’s authorized share capital also consists of 50,000,000 preference shares with a par value of $0.10 each. At September 30, 2025, the Company has no issued and outstanding preferred shares.

11. SHARE-BASED COMPENSATION

Refer to Note 11 of the Company’s audited consolidated financial statements of its 2024 Form 10-K for a summary of the Company’s 2023 Incentive Plan, including the definition of performance-based and service-based stock awards.

Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards (“RSs”) during the nine months ended September 30, 2025 and 2024:

	Performance Restricted Shares		Service Restricted Shares
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2023	1,042,688	$9.94	419,604	$9.18
Granted	—	—	58,751	12.51
Vested	—	—	(282,916)	9.35
Forfeited	(89,945)	10.84	—	—
Balance at September 30, 2024	952,743	$9.86	195,439	$9.93

Balance at December 31, 2024	944,587	$9.87	191,556	$9.96
Granted	—	—	56,322	13.05
Vested	(222,532)	9.65	(134,418)	10.02
Forfeited	(374,474)	9.08	(2,212)	9.85
Balance at September 30, 2025	347,581	$10.87	111,248	$11.45

At September 30, 2025, 2,932,559 (December 31, 2024: 2,834,519) ordinary shares remained available for future issuance under the Company’s 2023 Incentive Plan.

During the nine months ended September 30, 2025, the Company granted 56,322 RSs to independent directors as part of their remuneration for services to the Company (2024: 58,751 RSs). These will vest on the earlier of (i) the first anniversary of the date of the share issuance and (ii) the Company’s next annual general meeting, subject to the grantee’s continued service with the Company. During the vesting period, the independent directors retain voting rights on these RSs; but they are not entitled to any dividends declared until the RSs vest.

For the nine months ended September 30, 2025, the total fair value of Performance and Service RSs vested was $4.9 million (2024: $2.6 million).

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the nine months ended September 30, 2025 and 2024:

	Performance RSUs		Service RSUs
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2023	154,445	$8.03	110,425	$8.78
Granted	258,148	11.85	124,425	11.85
Vested	—	—	(74,357)	8.84
Forfeited	(6,229)	9.15	(5,806)	10.67
Balance at September 30, 2024	406,364	$10.44	154,687	$11.15

Balance at December 31, 2024	403,526	$10.43	149,834	$11.14
Granted	185,551	13.16	149,435	13.16
Vested	(38,752)	6.82	(62,041)	10.46
Forfeited	(59,502)	7.55	(12,477)	12.34
Balance at September 30, 2025	490,823	$12.10	224,751	$12.60

For the awards granted during the nine months ended September 30, 2025, the Service RSUs vest evenly over three years on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 0% and 200% of the awarded Performance RSUs, with a target of 100%.

For the nine months ended September 30, 2025, the total fair value of Performance and Service RSUs vested was $1.4 million (2024: $0.7 million).

Stock Compensation Expense

For the nine months ended September 30, 2025, the Company recorded $4.5 million (2024: $4.6 million) of total stock compensation expense (net of forfeitures), respectively. Forfeiture recoveries were immaterial for both periods.

12. EARNINGS PER SHARE

The following table reconciles net income and weighted average shares used in computing basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Numerator for EPS:
Net income - basic	$(4,405)	$35,237	$25,551	$70,234
Net income - diluted	$(4,405)	$35,237	$25,551	$70,234

Denominator for EPS:
Weighted average shares outstanding - basic	33,760,337	34,120,955	33,892,806	34,210,560
Effect of dilutive employee and director share-based awards	—	689,111	584,516	613,812
Weighted average shares outstanding - diluted	33,760,337	34,810,066	34,477,322	34,824,372
Anti-dilutive stock options outstanding	579,636	870,319	579,636	870,319
EPS:
Basic	$(0.13)	$1.03	$0.75	$2.05
Diluted	$(0.13)	$1.01	$0.74	$2.02

13. NET INVESTMENT INCOME

The following table provides a breakdown of net investment income:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Interest and dividend income, net of withholding taxes and other expenses	$6,578	$8,244	$19,880	$24,935
Investment income from Lloyd's syndicates	2,349	2,210	7,658	9,969
Net realized and unrealized gains (losses) on other investments (see Note 4)	(11,877)	—	(11,731)	(324)
Net investment income (loss)	(2,950)	10,454	15,807	34,580
Share of Solasglas' net income (loss) (see Note 3)	(14,404)	19,844	(483)	42,422
Total investment income (loss)	$(17,354)	$30,298	$15,324	$77,002

14. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

There has been no change to the Company’s investment advisory agreement with Solasglas as described in its 2024 Form 10-K. Refer to Note 3 for a breakdown of management fees and performance fees for the nine months ended September 30, 2025 and 2024.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At September 30, 2025, Solasglas, along with certain affiliates of DME Advisors, collectively owned 23.7% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in Solasglas. At September 30, 2025, Solasglas held 0.8 million shares of GRBK.

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

Investments

The Company’s credit risk exposure to private debt and convertible debt securities within its “Other investments” are immaterial (see Note 4).
Reinsurance balances receivable, net

The following table shows the breakdown of reinsurance balances receivable:

	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
Premiums receivable	$256,820	35.1%	$253,627	36.0%

Funds withheld:
Funds held by cedants	33,842	4.6%	58,183	8.3%
Premiums held by Lloyds' syndicates	335,785	45.9%	278,265	39.5%
Funds at Lloyd’s	102,473	14.0%	113,324	16.1%

Profit commission receivable	3,806	0.5%	2,103	0.3%

Total before provision	732,726	100.1%	705,502	100.2%
Provision for expected credit losses	(1,019)	(0.1)%	(1,019)	(0.1)%
Reinsurance balances receivable, net	$731,707	100.0%	$704,483	100.1%

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

Reinsurance recoverable on unpaid loss and loss adjustment expenses

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

Three months ended September 30, 2025:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$154,994	$29,393	$(10)	$184,377
Net premiums written	$140,372	$22,318	$(8)	$162,682
Net premiums earned	$144,427	$21,000	$(8)	$165,419
Net loss and LAE incurred	(76,590)	(11,412)	(591)	(88,593)
Acquisition costs	(40,069)	(6,894)	1	(46,962)
Other underwriting expenses	(5,446)	(2,026)	—	(7,472)
Deposit interest expense, net	(94)	—	—	(94)
Underwriting income (loss)	22,228	668	(598)	22,298

Reconciliation to income before income taxes:
Net investment income (loss)	5,623	(11,270)	2,697	(2,950)
Corporate and other expenses	—	(724)	(4,675)	(5,399)
Income (loss) from investment in Solasglas			(14,404)	(14,404)
Foreign exchange gains (losses)			(1,994)	(1,994)
Interest expense			(1,430)	(1,430)
Income (loss) before income taxes	$27,851	$(11,326)	$(20,404)	$(3,879)

Additional information:
Net loss and LAE incurred:
Attritional losses	$(70,010)	$(12,060)	$19	$(82,051)
Large event losses	(5,725)	—	—	(5,725)
CAT event losses	—	—	—	—
Prior year favorable (adverse) loss development	(855)	648	(610)	(817)
Total net loss and LAE incurred	$(76,590)	$(11,412)	$(591)	$(88,593)

Total allocated assets (1)	$489,755	$130,382	$1,513,918	$2,134,055

(1) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Three months ended September 30, 2024:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$150,331	$18,675	$(660)	$168,346
Net premiums written	$128,238	$14,170	$(660)	$141,748
Net premiums earned	$126,577	$21,793	$3,514	$151,884
Net loss and LAE incurred	(76,177)	(12,223)	(4,765)	(93,165)
Acquisition costs	(38,223)	(6,963)	(976)	(46,162)
Other underwriting expenses	(4,871)	(1,202)	—	(6,073)
Deposit interest expense, net	(377)	—	—	(377)
Underwriting income (loss)	6,929	1,405	(2,227)	6,107

Reconciliation to income before income taxes:
Net investment income	9,360	253	841	10,454
Corporate and other expenses	—	(608)	(3,645)	(4,253)
Income from investment in Solasglas			19,844	19,844
Foreign exchange gains (losses)			5,826	5,826
Interest expense			(2,018)	(2,018)
Income (loss) before income taxes	$16,289	$1,050	$18,621	$35,960

Additional information:
Net loss and LAE incurred:
Attritional losses	$(71,909)	$(12,129)	$(552)	$(84,590)
Large event losses	(2,083)	—	—	(2,083)
CAT event losses	(7,500)	—	(4,647)	(12,147)
Prior year favorable (adverse) loss development	5,315	(94)	434	5,655
Total net loss and LAE incurred	$(76,177)	$(12,223)	$(4,765)	$(93,165)

Total allocated assets (1)	$406,318	$138,526	$1,456,842	$2,001,686

(1) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Nine months ended September 30, 2025:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$528,036	$84,455	$(541)	$611,950
Net premiums written	$478,092	$69,005	$(491)	$546,606
Net premiums earned	$434,622	$61,391	$(490)	$495,523
Net loss and LAE incurred	(272,828)	(37,002)	(1,726)	(311,556)
Acquisition costs	(121,850)	(18,939)	113	(140,676)
Other underwriting expenses	(15,104)	(5,207)	—	(20,311)
Deposit interest expense, net	(367)	—	—	(367)
Underwriting income (loss)	24,473	243	(2,103)	22,613

Reconciliation to income before income taxes:
Net investment income (loss)	17,023	(10,391)	9,175	15,807
Corporate and other expenses	—	(1,898)	(12,928)	(14,826)
Income from investment in Solasglas			(483)	(483)
Foreign exchange gains (losses)			8,632	8,632
Interest expense			(4,038)	(4,038)
Income (loss) before income taxes	$41,496	$(12,046)	$(1,745)	$27,705

Additional information:
Net loss and LAE incurred:
Attritional losses	$(228,187)	$(35,686)	$230	$(263,643)
Large event losses	(12,815)	—	—	(12,815)
CAT event losses	(27,016)	—	—	(27,016)
Prior year favorable (adverse) loss development	(4,810)	(1,316)	(1,956)	(8,082)
Total net loss and LAE incurred	$(272,828)	$(37,002)	$(1,726)	$(311,556)

Total allocated assets (1)	$489,755	$130,382	$1,513,918	$2,134,055

(1) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Nine months ended September 30, 2024:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$480,703	$74,062	$(186)	$554,579
Net premiums written	$427,539	$62,626	$(197)	$489,968
Net premiums earned	$384,052	$67,338	$20,428	$471,818
Net loss and LAE incurred	(236,280)	(38,984)	(29,260)	(304,524)
Acquisition costs	(112,313)	(21,422)	(4,491)	(138,226)
Other underwriting expenses	(15,165)	(3,058)	—	(18,223)
Deposit interest expense, net	(1,020)	—	—	(1,020)
Underwriting income (loss)	19,274	3,874	(13,323)	9,825

Reconciliation to income before income taxes:
Net investment income	31,758	436	2,386	34,580
Corporate and other expenses	—	(2,008)	(11,326)	(13,334)
Income from investment in Solasglas			42,422	42,422
Foreign exchange gains (losses)			3,245	3,245
Interest expense			(4,827)	(4,827)
Income (loss) before income taxes	$51,032	$2,302	$18,577	$71,911

Additional information:
Net loss and LAE incurred:
Attritional losses	$(212,462)	$(40,532)	$(12,504)	$(265,498)
Large event losses	(10,100)	—	—	(10,100)
CAT event losses	(17,500)	—	(12,369)	(29,869)
Prior year favorable (adverse) loss development	3,782	1,548	(4,387)	943
Total net loss and LAE incurred	$(236,280)	$(38,984)	$(29,260)	$(304,524)

Total allocated assets (1)	$406,318	$138,526	$1,456,842	$2,001,686

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

The following is management’s discussion and analysis (“MD&A”) of our results of operations for the three and nine months ended September 30, 2025 and 2024 and the Company’s financial condition at September 30, 2025 and December 31, 2024.

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

For the three months ended September 30, 2025 (“Q3 2025”), we had a net loss of $4.4 million, compared to net income of $35.2 million over the three months ended September 30, 2024 (“Q3 2024”). The decline was mainly attributable to the investment loss from Solasglas, valuation impairments in our Innovations portfolio, and foreign exchange losses during Q3 2025; while in Q3 2024 we had strong investment income, coupled with foreign exchange gains. This was substantially offset by stronger underwriting performance during Q3 2025.

The following is a summary of our financial performance for Q3 2025, compared to Q3 2024:
•Gross premiums written was $184.4 million, an increase of 9.5%;
•Net premiums earned was $165.4 million, an increase of 8.9%;
•Net underwriting income was $22.3 million, compared to $6.1 million;
•Current period CAT losses were nil, compared to $12.1 million;
•Prior year adverse loss development was $0.8 million, compared to prior year favorable loss development of $5.7 million;
•Total investment loss was $17.4 million, compared to total investment income of $30.3 million (including 3.2% net loss from our investment in Solasglas, compared to net return of 5.2%); and
•Diluted EPS was $(0.13), compared to $1.01.

Fully diluted book value per share was $18.90 at September 30, 2025, an increase of 5.3% since December 31, 2024. See “Key Financial Measures and Non-GAAP Measures” section of this MD&A.

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

General economic conditions

There are many factors contributing to an uncertain global economic outlook, and in particular, we believe that inflationary trends of recent years could persist. We continue to consider the potential impact of relevant economic factors on our underwriting portfolio. On the investment side, DME Advisors regularly monitors and re-positions Solasglas’ investment portfolio to manage the impact of inflation on its underlying investments and holds macro positions to benefit from a rising inflationary environment. DME Advisors remains conservatively positioned as it believes the equity markets are very expensive.

During 2025, the U.S. Administration enacted trade policies that were more aggressive than the financial markets expected, causing additional uncertainty and volatility. These policies continue to complicate the near-term outlook for economic growth and inflation. We remain vigilant to economic data and additional policies that may impact our business.

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

Fully Diluted Book Value Per Share

The following table presents a reconciliation of the fully diluted book value per share to basic book value per share (the most directly comparable U.S. GAAP financial measure):

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Numerator for basic and fully diluted book value per share:
Total equity as reported under U.S. GAAP	$658,889	$663,318	$666,804	$635,879	$663,418
Denominator for basic and fully diluted book value per share:
Ordinary shares issued and outstanding as reported and denominator for basic book value per share	34,099,226	34,198,153	34,557,449	34,831,324	34,832,493
Add: In-the-money stock options (1) and all outstanding RSUs	757,505	775,124	773,938	590,001	602,013
Denominator for fully diluted book value per share	34,856,731	34,973,277	35,331,387	35,421,325	35,434,506

Basic book value per share	$19.32	$19.40	$19.30	$18.26	$19.05
Increase (decrease) in basic book value per share	$(0.08)	$0.10	$1.04	$(0.79)	$1.10
Increase (decrease) in basic book value per share	(0.4)%	0.5%	5.7%	(4.1)%	6.1%

Fully diluted book value per share	$18.90	$18.97	$18.87	$17.95	$18.72
Increase (decrease) in fully diluted book value per share	$(0.07)	$0.10	$0.92	$(0.77)	$1.07
Increase (decrease) in fully diluted book value per share	(0.4)%	0.5%	5.1%	(4.1)%	6.1%
(1) Assuming net exercise by the grantee.

Consolidated Results of Operations

The table below summarizes our consolidated operating results.

	Three months ended September 30			Nine months ended September 30
	2025	2024	Change	2025	2024	Change
Underwriting results:
Gross premiums written	$184,377	$168,346	$16,031	$611,950	$554,579	$57,371
Net premiums written	$162,682	$141,748	$20,934	$546,606	$489,968	$56,638
Net premiums earned	$165,419	$151,884	$13,535	$495,523	$471,818	$23,705
Net loss and LAE incurred:
Current year	(87,776)	(98,820)	11,044	(303,474)	(305,467)	1,993
Prior year (1)	(817)	5,655	(6,472)	(8,082)	943	(9,025)
Net loss and LAE incurred	(88,593)	(93,165)	4,572	(311,556)	(304,524)	(7,032)
Acquisition costs	(46,962)	(46,162)	(800)	(140,676)	(138,226)	(2,450)
Underwriting expenses	(7,472)	(6,073)	(1,399)	(20,311)	(18,223)	(2,088)
Deposit interest expense	(94)	(377)	283	(367)	(1,020)	653
Net underwriting income	22,298	6,107	16,191	22,613	9,825	12,788

Investment results:
Income (loss) from investment in Solasglas	(14,404)	19,844	(34,248)	(483)	42,422	(42,905)
Net investment income (loss)	(2,950)	10,454	(13,404)	15,807	34,580	(18,773)
Total investment income (loss)	(17,354)	30,298	(47,652)	15,324	77,002	(61,678)

Corporate and other expenses	(5,399)	(4,253)	(1,146)	(14,826)	(13,334)	(1,492)
Foreign exchange gains (losses)	(1,994)	5,826	(7,820)	8,632	3,245	5,387
Interest expense	(1,430)	(2,018)	588	(4,038)	(4,827)	789
Income tax expense	(526)	(723)	197	(2,154)	(1,677)	(477)
Net income (loss)	$(4,405)	$35,237	$(39,642)	$25,551	$70,234	$(44,683)
Diluted earnings (loss) per share	$(0.13)	$1.01	$(1.14)	$0.74	$2.02	$(1.28)

Underwriting ratios:			% Point Change			% Point Change
Attritional loss ratio	49.6%	55.6%	(6.0)	53.1%	56.3%	(3.2)
Large event loss ratio	3.5%	1.4%	2.1	2.6%	2.1%	0.5
CAT event loss ratio	—%	8.0%	(8.0)	5.5%	6.3%	(0.8)
Current year loss ratio	53.1%	65.0%	(11.9)	61.2%	64.7%	(3.5)
Prior year reserve development ratio	0.5%	(3.7)%	4.2	1.6%	(0.2)%	1.8
Loss ratio	53.6%	61.3%	(7.7)	62.8%	64.5%	(1.7)
Acquisition cost ratio	28.4%	30.4%	(2.0)	28.4%	29.3%	(0.9)
Composite ratio	82.0%	91.7%	(9.7)	91.2%	93.8%	(2.6)
Underwriting expense ratio	4.6%	4.2%	0.4	4.2%	4.1%	0.1
Combined ratio	86.6%	95.9%	(9.3)	95.4%	97.9%	(2.5)
1 The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and deposit interest income and expense, was a loss of $0.6 million and gain of $4.6 million for the three months ended September 30, 2025 and 2024, respectively, and a loss of $6.7 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.

During 2025, we updated the definition of CAT event loss to be any individual CAT event loss to us of $5 million or more, net of reinsurance recoveries. For the various U.S. tornadoes (including severe convective storms), we have aggregated these and reported the total as CAT loss. Accordingly, we have recast the prior year CAT loss disclosures in this Form 10-Q to conform with this change. Starting with Q2 2025, we also disclose separately incurred losses from large events, if any, which is defined as any individual event loss in excess of $1 million but less than $5 million.

Consolidated Results of Operations for Q3 2025 compared to Q3 2024

Basic book value per share decreased by $0.08 per share, or 0.4%, to $19.32 per share from $19.40 per share at June 30, 2025. Fully diluted book value per share decreased by $0.07 per share, or 0.4%, to $18.90 per share from $18.97 per share at June 30, 2025.

During Q3 2025, we incurred a net loss of $4.4 million, in contrast to the net income of $35.2 million earned in Q3 2024. The decline in performance was primarily attributable to the following factors:

•Total investment loss: Our investment in Solasglas reported a loss of $14.4 million during Q3 2025, compared to a gain of $19.8 million during Q3 2024. Solasglas generated a net loss of 3.2% for Q3 2025 compared to a net return of 5.2% for Q3 2024. Additionally, the net investment loss of $3.0 million was mainly driven by $11.9 million loss related to the Innovations investment portfolio during the current quarter, partially offset by interest income earned from restricted cash and cash equivalents.
•Foreign exchange gains (losses): $2.0 million loss for Q3 2025, compared to $5.8 million foreign exchange gain in Q3 2024, driven mainly by the weakening of the pound sterling against the U.S. dollar during Q3 2025.
Offset partially by:
•Underwriting income: Increased by $16.2 million, driven by 9.3 percentage points improvement in combined ratio, which was predominantly driven by improved current year loss ratio mainly due to the lower attritional loss ratio and no CAT losses, coupled with a decrease in acquisition cost ratio. This was offset partially by an increase in prior year adverse loss development.

Consolidated Results of Operations for YTD 2025 compared to YTD 2024

Basic book value per share increased by $1.06 per share, or 5.8%, to $19.32 per share from $18.26 per share at December 31, 2024. Fully diluted book value per share increased by $0.95 per share, or 5.3%, to $18.90 per share from $17.95 per share at December 31, 2024.

For the nine months ended September 30, 2025 (“YTD 2025”), net income decreased by $44.7 million to $25.6 million, compared to the nine months ended September 30, 2024 (“YTD 2024”) driven mainly by the following:

•Total investment income: Decreased by $61.7 million primarily driven by our investment in Solasglas, which reported a loss of $0.5 million during YTD 2025, compared to a gain of $42.4 million during YTD 2024. Solasglas generated a net loss of 0.4% for YTD 2025 compared to a net return of 11.9% for YTD 2024. Additionally, net investment income decreased by $18.8 million predominantly due to net investment loss from our Innovations investment portfolio as noted for Q3 2025, and lower interest income earned from restricted cash and cash equivalents due to the interest rate cuts by central banks during the second half of 2024 and 2025.
•Foreign exchange gains: Increased by $5.4 million, driven mainly by a stronger movement of the pound sterling against the U.S. dollar during YTD 2025.
Offset partially by:
•Underwriting income: Increased by $12.8 million, driven by 2.5 percentage points improvement in combined ratio, which was predominantly driven by improved current year loss ratio mainly due to lower attritional loss ratio and lower CAT losses, along with a decrease in acquisition cost ratio. This was offset partially by an increase in prior year adverse loss development. For further information on CAT losses and prior year loss development, refer to Note 7 - Loss and Loss Adjustment Expense Reserves of the Q3 2025 condensed consolidated financial statements.

Results by Segment
The following is a discussion and analysis for each reporting segment.

Open Market Segment

Results for the Open Market segment were as follows:

	Three months ended September 30			Nine months ended September 30
	2025	% Change	2024	2025	% Change	2024
Gross premiums written	$154,994	3.1%	$150,331	$528,036	9.8%	$480,703
Net premiums written	$140,372	9.5%	$128,238	$478,092	11.8%	$427,539
Net premiums earned	$144,427	14.1%	$126,577	$434,622	13.2%	$384,052
Net loss and LAE incurred	(76,590)		(76,177)	(272,828)		(236,280)
Acquisition costs	(40,069)		(38,223)	(121,850)		(112,313)
Other underwriting expenses	(5,446)		(4,871)	(15,104)		(15,165)
Deposit interest expense, net	(94)		(377)	(367)		(1,020)
Underwriting income	22,228		6,929	24,473		19,274
Net investment income	5,623	(39.9)%	9,360	17,023	(46.4)%	31,758
Income before income taxes	$27,851		$16,289	$41,496		$51,032

Underwriting ratios:	2025	% Point Change	2024	2025	% Point Change	2024
Loss ratio	53.0%	(7.2)	60.2%	62.8%	1.3	61.5%
Acquisition cost ratio	27.7%	(2.5)	30.2%	28.0%	(1.2)	29.2%
Composite ratio	80.7%	(9.7)	90.4%	90.8%	0.1	90.7%
Underwriting expenses ratio	3.8%	(0.3)	4.1%	3.6%	(0.6)	4.2%
Combined ratio	84.5%	(10.0)	94.5%	94.4%	(0.5)	94.9%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30					Nine months ended September 30
	2025		2024		Change	2025		2024		Change
Casualty	$12,404	8%	$24,372	16%	$(11,968)	$62,136	12%	$70,863	15%	$(8,727)
Financial	19,741	13%	12,342	8%	7,399	60,221	11%	47,711	10%	12,510
Health	18	—%	(2)	—%	20	227	—%	213	—%	14
Multiline	58,032	37%	51,666	34%	6,366	177,108	34%	143,549	30%	33,559
Property	23,365	15%	18,440	12%	4,925	71,459	14%	69,748	15%	1,711
Specialty	41,434	27%	43,513	29%	(2,079)	156,885	30%	148,619	31%	8,266
Total	$154,994	100%	$150,331	100%	$4,663	$528,036	100%	$480,703	100%	$47,333

Gross premiums written within our Open Market segment in Q3 2025 increased by $4.7 million or 3.1%, compared to Q3 2024. The increase was predominantly attributable to the following lines of business:

•Financial: The $7.4 million, or 59.9%, increase was mainly due to the reporting of additional premiums from previous treaty years in our mortgage business, along with new quota share financial business.

•Multiline: The $6.4 million, or 12.3%, increase was driven mostly by growth in our current FAL business bound during Q1 2025, partially offset by downward revision to our estimated ultimate gross premiums for certain 2023 and 2024 FAL treaties. This was partially offset by non-renewed business in our commercial auto class and multiline commercial class.

•Property: The $4.9 million, or 26.7%, increase was mainly due to new non-proportional business and growth from existing quota share treaties.

Offset partially by:

•Casualty: The $12.0 million, or 49.1%, decrease was mainly due to the non-renewal of certain reinsurance programs in our general liability class and multiline casualty class as part of our strategy to reduce our exposure to the casualty line of business.

•Specialty: The $2.1 million, or 4.8%, decrease was mainly attributable to the $10.1 million change in premiums related to a quota share reinsurance multiline program. This decrease in Q3 2025 was partially offset by growth from 2024 quota share reinsurance treaties and new excess of loss treaties in our aviation class, in addition to new business and increased participation on contracts in our whole account marine and energy (M&E) class.

Gross premiums written within our Open Market segment in YTD 2025 increased by $47.3 million or 9.8%, compared to YTD 2024. The increase was predominantly attributable to the following lines of business:

•Multiline: The $33.6 million, or 23.4%, increase was driven by the same factors noted for Q3 2025, coupled with growth from new construction and engineering business.

•Financial: The $12.5 million, or 26.2%, increase was driven by the same factors noted for Q3 2025, coupled with growth from new excess of loss surety business.

•Specialty: The $8.3 million, or 5.6%, increase was mainly driven by the growth highlighted for Q3 2025. This was partially offset by the change in premiums associated with the quota share reinsurance multiline program noted for Q3 2025 and non-renewed business in our war, political violence, and terrorism (WPVT) class. Additionally, we made a downward revision in our estimated premium on a cyber treaty bound in 2023.

Offset partially by:

•Casualty: The $8.7 million, or 12.3%, decrease was mainly due to the same explanation as noted for Q3 2025.

Net Premiums Written

Ceded premiums written in Q3 2025 was $14.6 million, resulting in net premiums written of $140.4 million, compared to $22.1 million and $128.2 million, respectively, in Q3 2024. The decrease in ceded premiums written of 33.8% was driven by the reduced quota share retrocession activity within our specialty multiline business due to lower estimated inward premiums.

Ceded premiums written in YTD 2025 was $49.9 million, resulting in net premiums written of $478.1 million, compared to $53.2 million and $427.5 million, respectively, in YTD 2024. The decrease in ceded premiums written of 6.1% was driven by reduced quota share retrocessional activity within our specialty multiline and property business due to lower inward premiums. This was partially offset mainly by additional excess of loss retrocessional coverage to manage our overall exposure to aviation, marine and energy risks within our specialty line.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30					Nine months ended September 30
	2025		2024		Change	2025		2024		Change
Casualty	$20,055	14%	$21,781	17%	$(1,726)	$72,078	17%	$66,718	14%	$5,360
Financial	17,351	12%	14,212	11%	3,139	46,972	11%	45,520	9%	1,452
Health	75	—%	50	—%	25	163	—%	158	—%	5
Multiline	52,909	37%	49,694	39%	3,215	152,271	35%	149,212	31%	3,059
Property	15,738	11%	11,682	9%	4,056	48,047	11%	36,308	8%	11,739
Specialty	38,299	27%	29,158	23%	9,141	115,091	26%	86,136	18%	28,955
Total	$144,427	100%	$126,577	100%	$17,850	$434,622	100%	$384,052	100%	$50,570

Net premiums earned within our Open Market segment in Q3 2025 increased by $17.9 million or 14.1%, compared to Q3 2024 and by $50.6 million or 13.2% for YTD 2025, compared to YTD 2024. The change is influenced by the amount and timing of net premiums written during the current year and prior years, coupled with the business mix written in the form of excess of loss versus proportional contracts. Additionally, within the financial line and certain specialty line classes, the gross premiums written for some treaties are earned over multiple years, corresponding with the anticipated risk coverage period.

Loss ratio

The components of the loss ratio for our Open Market segment were as follows:

	Three months ended September 30			Nine months ended September 30
	2025	% Point Change	2024	2025	% Point Change	2024
Current year:
Attritional loss ratio	48.5%	(8.3)	56.8%	52.5%	(2.8)	55.3%
Large event loss ratio	4.0%	2.4	1.6%	2.9%	0.3	2.6%
CAT event loss ratio	—%	(5.9)	5.9%	6.2%	1.6	4.6%
Current year loss ratio	52.5%	(11.8)	64.3%	61.6%	(0.9)	62.5%
Prior year reserve development ratio	0.6%	4.8	(4.2)%	1.1%	2.1	(1.0)%
Loss ratio	53.1%	(7.0)	60.1%	62.8%	1.2	61.5%

Current Year Loss Ratio

Q3 2025 vs Q3 2024

The Q3 2025 current year loss ratio decreased by 11.8 percentage points to 52.5%, compared to Q3 2024, driven mainly by improved attritional loss ratio and no CAT event losses and partially offset by an increase in large event losses.

The significant improvement in our attritional loss ratio was predominantly driven by lower volume of expected claims in our aviation, energy, marine, and whole account marine and energy classes within our specialty line of business. This was partially offset by an increase in attritional loss ratio in our financial lines class in response to poor performance relating to our transactional liability business.

During Q3 2025, we were notified of three large event losses for a total of $5.7 million in our specialty and property lines; whereas we incurred one large event loss of $2.1 million in our property line during Q3 2024.

In Q3 2024, we incurred CAT losses of $7.5 million relating to Hurricane Helene.

YTD 2025 vs YTD 2024

The YTD 2025 current year loss ratio decreased by 0.9 percentage points to 61.6%, compared to YTD 2024, predominantly due to improved attritional loss ratio, offset partially by an increase in CAT loss ratio and, to a lesser extent, large event loss ratio.

The reduction in attritional loss ratio for YTD 2025 compared to YTD 2024 is predominantly due to the same trends noted for Q3 2025.

For YTD 2025, we incurred $27.0 million of CAT losses relating to the California wildfires, compared to $17.5 million of CAT losses, net of reinsurance, in YTD 2024 due to the Baltimore bridge loss and Hurricane Helene.

Prior Year Reserve Development Ratio

The Open Market segment’s prior year adverse reserve development contributed 0.6 percentage points and 1.1 percentage points to the loss ratio for Q3 2025 and YTD 2025, respectively. For Q3 2024 and YTD 2024, the prior year favorable reserve development for the Open Market segment resulted in a decrease to the loss ratio by 4.2 percentage points and 1.0 percentage points, respectively. Refer to Note 7 Loss and LAE Reserves to the condensed consolidated financial statements for further details.

Acquisition cost ratio

The acquisition cost ratio decreased by 2.5 points in Q3 2025 compared to Q3 2024, primarily due to the change in business mix, coupled with an improved acquisition cost ratio for our financial and multiline business. This was partially offset by an increase in acquisition cost ratio for our specialty line, predominantly driven by growth in quota share reinsurance treaties at higher acquisition cost ratio than for excess of loss treaties.

The key drivers for the improved acquisition cost ratio relating to the financial and multiline lines of business were:

•Financial: Driven by our transactional liability business due to lower profit commission as a result of adverse loss reserve development in the current quarter. Additionally, the acquisition cost ratio for the mortgage business was higher in Q3 2024 due to an increase in profit commission on prior years’ treaties.

•Multiline: Driven predominantly from lower acquisition costs reported on our FAL business.

The acquisition cost ratio decreased by 1.2 points in YTD 2025 compared to YTD 2024, predominantly due to the change in business mix, along with improved acquisition cost ratio for our financial business for the same reason as noted in Q3 2025. This partially was offset by the increase in acquisition cost ratio in our specialty line for same reason as noted in Q3 2025.

Underwriting expense ratio

The underwriting expense ratio decreased by 0.3 points to 3.8% in Q3 2025 compared to Q3 2024, mainly due to an increase in net premiums earned in the Open Market segment, partially offset by an increase in incentive compensation expense based on the company’s stronger consolidated underwriting results.

The underwriting expense ratio decreased by 0.6 points to 3.6% in YTD 2025 compared to YTD 2024, for the same reason as for Q3 2025, coupled with lower stock compensation expense attributable to the Open Market segment.

Net investment income

For the Open Markets segment, net investment income declined by 39.9% to $5.6 million in Q3 2025, compared to Q3 2024, and by 46.4% to $17.0 million for YTD 2025, compared YTD 2024.

The decrease for both periods was predominantly due to lower investment income on funds withheld by third party Lloyd’s syndicates and lower interest income earned from restricted cash and cash equivalents mainly as a result of the interest rate cuts by central banks during the second half of 2024.

Income (loss) before income taxes

Income before income taxes for the Open Market segment was $27.9 million for Q3 2025, compared to $16.3 million for Q3 2024. The increase was driven predominantly by improved underwriting results and partially offset by lower net investment income.

Income before income taxes for the Open Market segment was $41.5 million for YTD 2025, compared to $51.0 million for YTD 2024. The decrease was predominantly attributable to the lower net investment income and partially offset by improved underwriting results.

Innovations Segment

Results for the Innovations segment were as follows:

	Three months ended September 30			Nine months ended September 30
	2025	% Change	2024	2025	% Change	2024
Gross premiums written	$29,393	57.4%	$18,675	$84,455	14.0%	$74,062
Net premiums written	$22,318	57.5%	$14,170	$69,005	10.2%	$62,626
Net premiums earned	$21,000	(3.6)%	$21,793	$61,391	(8.8)%	$67,338
Net loss and LAE incurred	(11,412)		(12,223)	(37,002)		(38,984)
Acquisition costs	(6,894)		(6,963)	(18,939)		(21,422)
Other underwriting expenses	(2,026)		(1,202)	(5,207)		(3,058)
Underwriting income (loss)	668		1,405	243		3,874
Net investment income	(11,270)		253	(10,391)		436
Corporate and other expenses	(724)	19.1%	(608)	(1,898)	(5.5)%	(2,008)
Income (loss) before income taxes	$(11,326)		$1,050	$(12,046)		$2,302

Underwriting ratios:	2025	% Point Change	2024	2025	% Point Change	2024
Loss ratio	54.3%	(1.8)	56.1%	60.3%	2.4	57.9%
Acquisition cost ratio	32.8%	0.8	32.0%	30.8%	(1.0)	31.8%
Composite ratio	87.1%	(1.0)	88.1%	91.1%	1.4	89.7%
Underwriting expenses ratio	9.6%	4.1	5.5%	8.5%	4.0	4.5%
Combined ratio	96.7%	3.1	93.6%	99.6%	5.4	94.2%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30					Nine months ended September 30
	2025		2024		Change	2025		2024		Change
Casualty	$4,531	15%	$5,634	30%	$(1,103)	$17,470	21%	$20,095	27%	$(2,625)
Financial	1,513	5%	(1,190)	(6)%	2,703	6,336	8%	1,798	2%	4,538
Health	1,072	4%	599	3%	473	7,002	8%	2,945	4%	4,057
Multiline	16,543	56%	9,447	51%	7,096	43,346	51%	40,501	55%	2,845
Specialty	5,734	20%	4,185	22%	1,549	10,301	12%	8,723	12%	1,578
Total	$29,393	100%	$18,675	100%	$10,718	$84,455	100%	$74,062	100%	$10,393

Gross premiums written within our Innovations segment in Q3 2025 increased by $10.7 million or 57.4%, compared to Q3 2024. The increase was predominantly attributable to the following lines of business:

•Multiline: The $7.1 million, or 75.1%, increase was driven mostly by premium growth from our Syndicate 3456.
•Financial: The $2.7 million increase was driven predominantly from growth on existing programs. The Q3 2024 gross premiums written was impacted by a downward premium adjustment based on new information.

Offset partially by:

•Casualty: The $1.1 million, or 19.6%, decrease was mainly due to change in our premium estimates on prior treaty years.

Gross premiums written within our Innovations segment in YTD 2025 increased by $10.4 million or 14.0%, compared to YTD 2024. The increase was predominantly attributable to the following lines of business:

•Financial: The $4.5 million, or 252.4%, increase was driven mostly from growth on existing programs.
•Health: The $4.1 million, or 137.8%, increase was driven mainly by new quota share reinsurance business.

Offset partially by:

•Casualty: The 13.1% decrease was predominantly due to the change in our premium estimates for a quota share reinsurance and the non-renewal of a reinsurance program.

Net Premiums Written

Ceded premiums written in Q3 2025 was $7.1 million, resulting in net premiums written of $22.3 million, compared to $4.5 million and $14.2 million, respectively, in Q3 2024.

Ceded premiums written in YTD 2025 was $15.5 million, resulting in net premiums written of $69.0 million, compared to $11.4 million and $62.6 million, respectively, in YTD 2024.

The increase in ceded premiums written for both periods was predominantly driven by the new whole-account retrocession program in which we have ceded 28% of Innovations-related programs incepting Q4 2024 onwards. Additionally, we had an increase in quota share retrocessions due to growth from inward health and specialty business.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30					Nine months ended September 30
	2025		2024		Change	2025		2024		Change
Casualty	$4,263	20%	$3,550	16%	$713	15,160	25%	13,423	20%	$1,737
Financial	2,747	13%	836	4%	1,911	6,476	11%	2,499	4%	3,977
Health	393	2%	414	2%	(21)	2,705	4%	1,522	2%	1,183
Multiline	10,671	51%	13,986	64%	(3,315)	33,824	55%	42,309	63%	(8,485)
Specialty	2,926	14%	3,007	14%	(81)	3,226	5%	7,585	11%	(4,359)
Total	$21,000	100%	$21,793	100%	$(793)	61,391	100%	67,338	100%	$(5,947)

Net premiums earned in Q3 2025 decreased by $0.8 million or 3.6%, compared to Q3 2024. Net premiums earned in YTD 2025 decreased by $5.9 million or 8.8%, compared to YTD 2024. The change relates to the amount and timing of net premiums written during the current year and prior years. The earning of the new whole-account retrocession program is included in the multiline business, which contributed to the decline in the net premiums earned for both periods.

Loss ratio

The components of the loss ratio were as follows:

	Three months ended September 30			Nine months ended September 30
	2025	% Point Change	2024	2025	% Point Change	2024
Current year:
Attritional loss ratio	57.4%	1.8	55.7%	58.1%	(2.1)	60.2%
Large event loss ratio	—%	—	—%	—%	—	—%
CAT event loss ratio	—%	—	—%	—%	—	—%
Current year loss ratio	57.4%	1.8	55.7%	58.1%	(2.1)	60.2%
Prior year reserve development ratio	(3.1)%	(3.5)	0.4%	2.1%	4.4	(2.3)%
Loss ratio	54.3%	(1.7)	56.1%	60.3%	2.3	57.9%

Current Year Loss Ratio

The current year loss ratio in Q3 2025 increased by 1.8 loss ratio points, compared to Q3 2024 driven mainly by an increase in the multiline portfolio due to higher attritional loss ratios for certain treaties renewed in 2025. This was partially offset by the change in business mix for the segment as a whole, coupled with a decrease in the attritional loss ratios booked for the specialty line given the improving performance of contracts written in that line of business over time.

The current year loss ratio in YTD 2025 decreased by 2.1 loss ratio points, compared to YTD 2024 driven mainly by the change in business mix for the segment, partially offset mainly by the increase in attritional loss ratio for a quota share program in the financial line in response to signs of poor performance.

The Innovations segment was not impacted by any CAT or large events for the periods presented in the above table.

Prior Year Reserve Development Ratio

Prior year reserve development was favorable by 3.5 loss ratio points in Q3 2025 compared to Q3 2024 and deteriorated by 4.4 loss ratio points in YTD 2025 compared to YTD 2024. Refer to Note 7 Loss and LAE Reserves for the condensed consolidated financial statements for further details.

Acquisition cost ratio

The acquisition cost ratio increased by 0.8 percentage points to 32.8% in Q3 2025 compared to Q3 2024. The increase was predominantly driven by:

•an increase in acquisition cost ratio for our casualty line due to revised ultimate acquisition cost ratio for a significant quota share treaty; and
•an increase in acquisition cost ratio for our multiline business, predominantly driven by our Syndicate 3456 due to higher acquisition costs relating to new 2025 programs.

The above was partially offset by a decrease in acquisition cost ratio in our specialty line driven mainly by non-renewal of certain quota share reinsurance business that had higher acquisition costs.

The acquisition cost ratio decreased by 1.0 percentage points to 30.8% in YTD 2025 compared to YTD 2024. The decrease was predominantly driven by:

•a change in business mix;
•a decrease in acquisition cost ratio for our specialty line driven mainly by non-renewal of certain quota share reinsurance business that had higher acquisition costs; and
•a decrease in acquisition cost ratio for our financial line predominantly due to a quota share reinsurance program that experienced adverse loss development, resulting in lower commission costs for YTD 2025.

The above was partially offset by the same factors that contributed to the increase for Q3 2025.

Underwriting expense ratio

The underwriting expense ratio increased by 4.1 percentage points and 4.0 percentage points in Q3 2025 and YTD 2025, respectively compared to the same periods in 2024, primarily due to an increase in incentive compensation expense based on the Company’s stronger consolidated underwriting results, coupled with additional headcount relating to the Innovations segment. Additionally, the underwriting expense ratio for YTD 2025 was negatively impacted by the lower net premiums earned compared to YTD 2024.

Net investment income (loss)

For Q3 2025, the Innovations segment reported a net investment loss of $11.3 million, compared to net investment income of $0.3 million in Q3 2024. The decrease in investment performance was predominantly driven from our Innovations private equity portfolio, primarily due to:

•$16.4 million reversal of previously recognized unrealized gain (impairment charge) relating to one of our holdings based on a pending financing round at a reduced enterprise value.

For the above impairment charge, we calculated the fair value using valuation models incorporating significant unobservable inputs. These include discounted cash flow analyses and option pricing models. The key inputs and assumptions used in these models include, but are not limited to, projected cash flows provided by the investee’s management, discount rates, growth rates, volatility assumptions, and current market multiples.

Partially offsetting the above impairment charge, we had the following unrealized and realized gains:

•$3.9 million of unrealized gains from two holdings as a result of latest closed financing rounds by the respective investees, which the fair value was based on observable price changes in orderly transactions; and
•$0.7 million of realized gain on a partial sale relating to one of the above two holdings.

For YTD 2025, the Innovations segment reported a net investment loss $10.4 million, compared to net investment income of $0.4 million in YTD 2024. The decrease in investment performance was due to the same reasons noted above.

Our top five holdings accounted for 54% of the total carrying value of our Innovations portfolio at September 30, 2025 (70% at December 31, 2024).

Income (loss) before income taxes

The loss before income taxes for the Innovations segment was $11.3 million and $12.0 million in Q3 2025 and YTD 2025, respectively, compared to income before income taxes of $1.1 million and $2.3 million in Q3 2024 and YTD 2024, respectively. The performance in 2025 was predominantly due to the net investment loss from the Innovations private equity portfolio and, to a lesser extent, lower underwriting income.

Other Corporate

Runoff Underwriting Business

The non-renewal of an Innovations-related property business contract resulted in a decrease of $3.5 million and $20.9 million to the consolidated net premiums earned for Q3 2025 and YTD 2025, respectively, compared to the same periods in 2024. The negative net premiums earned for this run-off business in 2025, as reported in the table under Corporate in Note 16 of the condensed consolidated financial statements, reflects an adjustment to our prior premium estimate based on updated reporting from the cedent.

For Q3 2025 and YTD 2025, the property business in runoff generated an underwriting loss of $0.6 million and $2.1 million, respectively, compared to an underwriting loss of $2.2 million and $13.3 million in Q3 2024 and YTD 2024, respectively. This included prior year adverse reserve development of $0.6 million and prior year favorable reserve development of $0.4 million for Q3 2025 and Q3 2024, respectively, and prior year adverse reserve development of $2.0 million and $4.4 million for YTD 2025 and YTD 2024, respectively. Investment income relating to this runoff business was $0.1 million and $0.7 million in Q3 2025 and YTD 2025, respectively, compared to $0.5 million and $1.5 million in Q3 2024 and YTD 2024, respectively.

Income from Investment in Solasglas

For Q3 2025 and YTD 2025, Solasglas reported a net loss of 3.2% and 0.4%, respectively, compared to a net gain of 5.2% and 11.9% for Q3 2024 and YTD 2024, respectively. The following table provides a breakdown of the gross and net investment return for Solasglas.

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Long portfolio gains (losses)	1.7%	9.9%	1.4%	13.8%
Short portfolio gains (losses)	(8.1)	(5.0)	(12.3)	(3.5)
Macro gains (losses)	3.3	1.2	11.4	4.1
Other income and expenses(1)	(0.4)	(0.4)	(0.9)	(1.2)
Gross investment return (loss)	(3.5)%	5.7%	(0.4)%	13.2%
Net investment return (loss)(1)	(3.2)%	5.2%	(0.4)%	11.9%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts. For further information about management fees and performance compensation, refer to Note 3.

For Q3 2025, the significant contributors to Solasglas’ investment loss were long positions in gold, Green Brick Partners (GRBK), and Core Natural Resources (CNR). The largest detractors were a single-name short position, a short basket to hedge home-building exposure and a long position in Kyndryl Holdings (KD).

For YTD 2025, the significant contributors to Solasglas’ investment loss were gold, GRBK, and one macro position. The largest detractors were three single-name short positions.

Each month, we post the Solasglas investment returns on our website (www.greenlightre.com).

Financial Condition

Investments

The following table provides a breakdown of our total investments:

	September 30		December 31
	2025		2024
Investment in related party investment fund (Solasglas)	$456,861	87.9%	$387,144	84.1%
Other investments:
Private investments and unlisted equities	61,518	11.8	71,867	15.6
Debt and convertible debt securities	1,664	0.3	1,293	0.3
Total other investments	$63,182	12.1%	$73,160	15.9%

Total investments	$520,043	100.0%	$460,304	100.0%

At September 30, 2025, our total investments increased by $59.7 million, or 13.0%, to $520.0 million from December 31, 2024. The increase was primarily driven by $70.2 million of net contributions into Solasglas, partially offset by the net investment loss for YTD 2025.

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

The following table represents the composition of Solasglas’ investments:

	September 30		December 31
	2025		2024
	Long %	Short %	Long %	Short %
Equities and related derivatives	87.5%	(65.0)%	73.9%	(43.3)%
Private and unlisted equity securities	2.4	—	2.1	—
Debt instruments	0.1	—	0.1	—
Total	90.0%	(65.0)%	76.1%	(43.3)%

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate derivatives, inflation swaps and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount and options are reported at their delta-adjusted basis. At September 30, 2025, Solasglas’ exposure to gold on a delta-adjusted basis was 13.6% (December 31, 2024: 10.1%).

At September 30, 2025, 92.0% of Solasglas’ portfolio was valued based on quoted prices in actively traded markets (Level 1), 6.5% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and a nominal amount was composed of instruments valued based on non-observable inputs (Level 3). At September 30, 2025, 1.5% of Solasglas’ portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

Other Investments

The other investment holdings relate to private investments made by the Innovations segment. The decrease of $10.0 million to $63.2 million from December 31, 2024 was predominantly due to net investment loss of $11.7 million, partially offset by $2.7 million of new investments during YTD 2025.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents primarily for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash increased by $2.0 million, or 0.3%, from $584.4 million at December 31, 2024, to $586.4 million at September 30, 2025.

Reinsurance balances receivable

Our reinsurance balances receivable increased by $27.2 million, or 3.9%, to $731.7 million from $704.5 million at December 31, 2024. This was driven primarily by $57.5 million increase in premiums held by Lloyds’ syndicates; partially offset by $24.3 million net reduction in funds held by cedents and $10.9 million net release of Funds at Lloyds.
Loss and LAE Reserves; Loss and LAE Recoverable

Our total gross loss and LAE reserves increased by $77.3 million, or 9.0%, to $938.3 million from $861.0 million at December 31, 2024, driven by the growth in earned premium from the renewal of reinsurance treaties and new business, along with an increase in foreign currency translation. This was offset partially by paid losses and a decrease in the overall loss ratio for YTD 2025. See Note 7 “Loss and Loss Adjustment Expense Reserves” of the condensed consolidated financial statements for a summary of changes in outstanding loss and LAE reserves and a description of prior period reserve developments.

Our total loss and LAE recoverable decreased by $3.0 million, or 3.5%, to $82.8 million from $85.8 million at December 31, 2024. See Note 8 “Retrocession” of the condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

Probable Maximum Loss (“PML”)

At October 1, 2025, our estimated largest PML at a 1-in-250-year return period for a single event, and in aggregate, was $129.4 million and $142.2 million, respectively, both relating to the peril of North Atlantic Hurricane, compared to $132.5 million and $145.8 million, respectively, at July 1, 2025. The below table contains the expected modeled loss for each of our peak peril regions and sub-regions for both a single event loss and aggregate loss measures at the 1-in-250-year return period.

	October 1, 2025
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
North Atlantic Hurricane	$129,449	$142,204
Southeast Hurricane	102,090	105,365
Gulf of Mexico Hurricane	67,131	68,336
Northeast Hurricane	76,195	77,690
North America Earthquake	113,984	117,540
California Earthquake	107,046	108,524
Pacific Northwest Earthquake	26,538	26,800
New Madrid Earthquake	15,909	16,046
Japan Earthquake	33,404	33,914
Japan Windstorm	19,062	19,799
Europe Windstorm	68,082	72,520

Debt

During Q3 2025, we amended our credit agreement with CIBC USA to provide us with greater flexibility on the use of debt to finance our operating activities. Accordingly, the outstanding term loans were replaced with a $50 million revolving debt facility. Refer to Note 9 “Debt and Credit Facilities” of the condensed consolidated financial statements for further information.

Our total debt decreased by $26.0 million, or 42.8%, to $34.7 million from $60.7 million at December 31, 2024 due to loan repayments from cash generated by our underwriting operations.

Total shareholders’ equity

Total shareholders’ equity increased by $23.0 million to $658.9 million, compared to $635.9 million at December 31, 2024. The increase was primarily due to the net income of $25.6 million reported for the period, coupled with share-based compensation adjustment to additional paid-in capital. This was partially offset by $7.0 million of stock repurchases during YTD 2025.

Liquidity and Capital Resources

Refer to the “Liquidity and Capital Resources” section included in Item 7 of our 2024 Form 10-K for a general discussion of our liquidity and capital resources.

Liquidity

The following table summarizes our sources and uses of funds:

	Nine months ended September 30
	2025	2024
Total cash provided by (used in):
Operating activities	$110,000	$81,970
Investing activities	(72,205)	(97,222)
Financing activities	(32,313)	(19,364)
Effect of currency exchange on cash	664	619
Net cash inflows (outflows)	6,146	(33,997)
Cash, beginning of period (1)	649,087	655,730
Cash, end of period	$655,233	$621,733
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 5 of the financial statements.

Cash provided by operating activities

The $28.0 million increase in cash provided by operating activities in YTD 2025 compared to YTD 2024 was driven mainly by the ebb and flow from our underwriting activities. Cash inflows from underwriting activities generally include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and LAE, payments of retrocession premiums, and operating expenses. Cash provided by operating activities may vary significantly from period to period due to the timing of these inflows and outflows.

Cash used in investing activities

The $25.0 million decrease in cash used for investing activities was driven mainly by the lower net contribution in Solasglas in YTD 2025 compared to YTD 2024.

Cash used in financing activities

During YTD 2025, we repurchased $7.0 million of our ordinary shares, compared to $7.5 million in YTD 2024. Additionally, we partially repaid $25.3 million of debt in YTD 2025, compared to $11.9 million in YTD 2024.

Capital Resources

The following table summarizes our debt and capital structure:

	September 30, 2025	December 31, 2024
Debt - outstanding principal	$35,000	$60,313
Shareholders’ equity	$658,889	$635,879

Ratio of debt to shareholders’ equity	5.3%	9.5%

The debt to shareholders’ equity provides an indication of our leverage and capital structure, along with some insights into our financial strength. In addition to the above capital, we also have LC facilities to support our reinsurance business operations where we are not licensed or admitted as a reinsurer.

Ordinary Shares

At September 30, 2025, there were 34,099,226 outstanding ordinary shares, a decrease of 732,098 since December 31, 2024, mainly due to 512,527 of share repurchases, coupled with the net forfeited performance restricted stock awards granted in 2022. This was partially offset by the issuance of ordinary shares for vested service RSUs and the annual restricted stock grants to our directors.

We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future.

Secured LC Facilities

See Note 9 “Debt and Credit Facilities” of Q3 2025 Financials.

During Q3 2025, we entered into an uncommitted and unsecured £50 million letter of credit facility arrangement with Citibank Europe plc (“Citibank”) to provide us with greater flexibility in the type of capital for FAL. Subsequent to September 30, 2025, £45 million LC was issued in favour of Lloyd’s in exchange for the release of our cash used to support the underwriting capacity at Lloyds for all open years.

Contractual Obligations and Commitments

At September 30, 2025, our contractual obligations and commitments by period due were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating activities
Loss and loss adjustment expense reserves (1)	$368,755	$323,716	$115,412	$130,425	$938,308
Operating lease obligations	711	1,189	1,734	—	3,634
Financing activities
Debt (2)	—	—	35,000	—	35,000
Total	$369,466	$324,905	$152,146	$130,425	$976,942
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

We believe that the critical accounting estimates discussion in “Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results on Operations” of our 2024 Form 10-K continues to describe the significant estimates and judgments included in the preparation of these financial statements. Refer to the Innovations Segment - Net Investment Loss in the MD&A, for the valuation techniques and key inputs used by management to calculate the fair value of certain private equity investments during Q3 2025.

Recent Accounting Pronouncements

At September 30, 2025, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition, or liquidity. See Note 2 “Significant Accounting Policies” of the Q3 2025 Financials.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our 2024 Form 10-K. There have been no material changes to this item since December 31, 2024, except for the following.

Equity Price Risk

In connection with equity securities held by Solasglas at September 30, 2025, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $10.3 million unrealized loss on our investment in Solasglas.

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

	10% increase in commodity prices	10% decrease in commodity prices
At September 30, 2025	($ in millions)
Gold	$13.1	$(10.2)
Copper	4.4	(2.1)
Uranium	0.5	(0.5)
Total	$18.0	$(12.8)

Foreign Currency Risk

Reinsurance Portfolio and Cash

The following table summarizes the net impact of a hypothetical 10% currency rate movement relating to our primary foreign denominated reinsurance net monetary assets or liabilities and cash (including balances held at Lloyd's):

September 30, 2025	Net Asset (Liability) Exposure	10% increase in currency rate	10% decrease in currency rate
British Pound	£109,080	$(14,660)	$14,660
Euro	€(14,531)	1,706	(1,706)
Total foreign exchange gain (loss)		$(12,954)	$12,954

Interest Rate Risk

In connection with the interest rate derivatives held in Solasglas at September 30, 2025, a 100 basis points increase in interest rates would result in a $18.8 million unrealized loss on our investment in Solasglas.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
As of September 30, 2025, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our 2024 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Note 10 “Share Capital” of the condensed consolidated financial statements for a summary of our share repurchase plan.

The table below details the share repurchases that were made under the Plan during the three months ended September 30, 2025:

Shares Purchased Under Publicly Announced Repurchase Program
Period	Number of Shares Purchased	Average Price per Share	Maximum Dollar Amount Still Available Under Share Repurchase Plan
Beginning balance			$25,000,000
July 1 - 31, 2025	—	$—	25,000,000
August 1 - 31, 2025	—	$—	25,000,000
September 1 - 30, 2025	155,249	$12.88	23,000,012
Total	155,249		$23,000,012

During the three months ended September 30, 2025, we repurchased 155,249 ordinary shares at an average price of $12.88 per share, for a total of $2.0 million.

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

During the three months ended September 30, 2025, we did not have any Rule 10b5-1 trading arrangements or any “non-Rule 10b5-1 arrangements” (as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

Item 6.    EXHIBITS

10.1	First Amendment to Credit Agreement with CIBC Bank USA
10.2	Facility Letter with Citibank Europe Plc
10.3	Master Agreement relating to the Facility Letter with Citibank Europe Plc
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ GREGORY RICHARDSON
Gregory Richardson Director and Chief Executive Officer (principal executive officer)
November 3, 2025

By:	/s/ FARAMARZ ROMER
Faramarz Romer Chief Financial Officer (principal financial officer)
November 3, 2025