Form 10-K
period 2025-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2026-03-09
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting ordinary shares held by non-affiliates of the registrant at June 30, 2025, was $376.0 million.

At March 9, 2026, there were 33,983,603 ordinary shares outstanding, $0.10 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2026 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on July 28, 2026 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Risks Relating to Our Innovations Strategy

•The carrying values of our Innovations investments may differ significantly from those that would be used if we carried these investments at fair value. Additionally, we have a material concentration in our top five holdings at December 31, 2025.
•Our Innovations investments support our underwriting operations and the failure to identify and consummate investment opportunities may materially and adversely affect our ability to implement our business strategy.
•Investments in privately held early-stage companies (“private equities”) involve significant risks, and are highly illiquid.

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

Company Overview

Established in 2004, we are a global specialty property and casualty (“P&C”) reinsurer headquartered in the Cayman Islands and listed on NASDAQ (ticker: GLRE). We believe that our reinsurance and investment strategy differentiates us from most of our competitors. We conduct our operations principally through two wholly-owned licensed and regulated subsidiaries: Greenlight Re, based in Grand Cayman, Cayman Islands, and GRIL, based in Dublin, Ireland, in addition to our Lloyd’s platform, Syndicate 3456. Greenlight Re provides multi-line property and casualty reinsurance globally, while GRIL focuses mainly on specialty business. Further, since 2018, our Innovations business unit has supported innovative, technology-driven insurance partners, both in the form of seed capital and reinsurance capacity.

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

Following the business growth momentum in 2024 and 2023, we grew our reinsurance business by 10.7% in gross premiums written during 2025 while maintaining a strong financial position and liquidity. Supported by strong net cash flows from operating activities, we made further stock buybacks and repaid most of our outstanding debt in 2025. In light of our strong balance sheet and steadily improved operating performance, A.M. Best Company, Inc. (“A.M. Best”) upgraded our Financial Strength Rating to A (Excellent) from A- (Excellent) with a stable outlook for our principal operating subsidiaries in November 2025. At December 31, 2025, we had $2.2 billion of total assets and $0.7 billion of shareholders’ equity, and grew our fully diluted book value per share by 13.8% during 2025.

Company Capital Stock

We have one class of common stock, our ordinary shares. Each ordinary share is entitled to one vote per share. However, except upon unanimous consent of our Board pursuant to Section 11(1)(c) of our Fourth Amended and Restated Memorandum and Articles of Association (the “Articles”), no holder is permitted to acquire an amount of shares which would cause any person to own (directly, indirectly or constructively under applicable United States tax attribution and constructive ownership rules) 9.9% or more of the total voting power of the total issued and outstanding ordinary shares. In connection with certain proposals that passed at our 2023 AGM relating to the elimination of our former dual-class share structure, our Board consented to David Einhorn beneficially owning more than 9.9% of the total voting power of the total issued and outstanding ordinary shares, up to the amount of ordinary shares beneficially owned by Mr. Einhorn at the time of the consent (i.e., 6,254,715 ordinary shares, which represented 18.5% of the outstanding ordinary shares as of December 31, 2025). Mr. Einhorn is the Chairman of the Company’s Board of Directors and the President of Greenlight Capital, Inc. (see "Investments” in this Item 1).

Business Strategy

We continue to prioritize long-term growth in diluted book value per share as our primary financial metric in measuring the Company’s performance. The five-year compound annual growth for our diluted book value per share was 8.8% at December 31, 2025. We also measure our short and long-term underwriting performance based on our net underwriting income. We have incorporated these two key performance metrics in our incentive compensation plan to align employee and shareholder interests.

Our business is comprised of the following three strategic pillars:

Open Market Underwriting Strategy

We strive to grow our diverse book of business by responding timely to changing market conditions, prudently managing our lines of business, and driving sustainable shareholder returns.

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

Further, the size and diversification of our underwriting portfolio will vary based on our perception of the opportunities available in each line of business at any given point in time. As our focus on certain lines fluctuates based on market conditions, we may only offer or underwrite a limited number of lines in any given period. We seek to:

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

Innovations Investments and Underwriting Strategy

Since 2018, we have been making strategic capital investments in startup companies and managing general agents (“MGAs”). In addition to the potential for higher investment returns over the long term, this strategically positions us for long-term access to a stream of attractive underwriting opportunities directly with our investees, coupled with new sources of fee income through our insurance and reinsurance platforms. For many of our strategic investments, we have observer rights with the investee’s Board of Directors, providing us with high-level transparency into the investee’s business performance.

To capitalize on global opportunities, in 2022 we created Syndicate 3456, a Lloyd’s syndicate-in-a-box, with a Lloyd’s A+ financial strength rating (see Ratings below). Until the end of 2025, Greenlight Re was the sole capital provider for Syndicate 3456. Starting in 2026, we have secured 22.5% of third party capital to support Syndicate 3456’s projected business growth. We believe that this arrangement also enables us to generate fee income. Furthermore, in late 2023, we incorporated Viridis Re as an exempted segregated portfolio company (“SPC”) in the Cayman Islands. Through segregated portfolios of Viridis Re, we offer a turn-key “captive-as-a-service” alternative for current and future strategic partners, which we believe provides a more cost-effective insurance and reinsurance solution, quicker “go to market” alternative, and shared risk taking and resources opportunities.

During 2025, we have expanded our Innovations business, with gross premiums written increasing 28% to $121.6 million (see “Reportable Segments" within this Item 1. Business). As a result of building a strong reputation and brand in the insurtech industry in recent years, we continued to grow our pipeline opportunities in 2025, positioning us for further growth in the foreseeable future, including scaling our Syndicate 3456. In response to this recent growth, we established a whole-account retrocession program with a group of reputable reinsurers, in which we agreed to cede 28.5% of Innovations-related contracts in 2025 in return for an override commission income. We have increased this retrocession program for 2026 to 33%. This strategic initiative enables us to grow our share in promising businesses while efficiently deploying our capital. As result, we can provide greater reinsurance capacity to the startup companies and MGAs (mainly in the insurtech industry) and be meaningful supporters of our partners. This also positions us favorably for further portfolio diversification, fee income, and sustained profitability in the Innovations segment over the long term.
Value-Oriented Investment Strategy

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

In late 2025, we began investing restricted cash and cash equivalents held in certain regulatory trusts for the benefit of our U.S. cedents in a fixed maturity investment portfolio to improve the yield on the restricted assets that we are unable to invest in Solasglas. The fixed maturity investment portfolio is managed by a third-party investment manager.

Reportable Segments

We have two reportable segments: Open Market and Innovations.

Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (herein referred as “MD&A”) for additional information relating to our reportable segments and related underwriting performance and “Part II, Item 8. Note 18 “Segment Reporting” to the consolidated financial statements for further details on our reportable segments and a breakdown of our gross premiums written by geographic area of risks insured.

The following table presents the gross premiums written for the most recent three years:

Year ended December 31,	2025		2024		2023
Open Market	$652,229	84.3%	$603,798	86.5%	$504,435	79.2%
Innovations	121,598	15.7%	94,725	13.6%	88,602	13.9%
Total Segments	773,827	100.1%	698,523	100.0%	593,037	93.1%
Corporate (1)	(566)	(0.1)%	(188)	—%	43,773	6.9%
Total consolidated gross premiums written	$773,261	100.0%	$698,335	100.0%	$636,810	100.0%
(1) Corporate includes gross premiums written from Innovations’ related property runoff business. Negative gross premiums written reflect adjustments to original premium estimate.

Open Market Segment

Our Open Market segment is led by our Group CUO, with over 25 years of P&C reinsurance experience. Our Group CUO also oversees the underwriting activities of our Innovations segment (see below).

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

The following table shows the percentage of our Open Market’s gross premiums written by broker, shown individually where a broker accounted for 10% or more of the total, in any of the last three years:

	2025	2024	2023
Aon plc	21.5%	22.0%	15.7%
Marsh & McLennan	20.9%	19.2%	24.1%
Howden Group Holdings	18.1%	15.3%	13.4%
Arthur J. Gallagher & Co	10.0%	16.8%	17.6%
All others and MGAs	29.5%	26.7%	29.2%
Total	100.0%	100.0%	100.0%

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

Our FAL business is generated through our Lloyd’s corporate member (GCM), which represented approximately 36%, 26%, and 35% of our Open Market gross premiums written for the years ended December 31, 2025, 2024, and 2023, respectively.
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
•Multiline: includes mostly BOP and multiline commercial coverage, in addition to business written via Syndicate 3456 (multiple lines of business).
•Specialty: includes primarily contingency liability and travel-related (e.g. trip cancellation / interruption, baggage and personal effects, and medical insurance) coverage.

Our Innovations underwriting business is sourced from our strategic partners in startup companies and MGAs. Concurrently with our initial investment, in most cases, we enter into a right of first offer to provide underwriting capacity based on a minimum percentage of the business written by the direct client. In some cases, we may not invest capital in the strategic partner but rather provide reinsurance capacity. We also work closely with our strategic partners who wish to attain Lloyd’s coverholder status, which allows them to conduct business with Syndicate 3456. Starting in 2024, as an alternative to the Lloyd’s platform, we also offer to clients the ability to create segregated cells within Viridis Re based in the Cayman Islands, providing them more flexible and cost effective reinsurance solutions.

The following table shows the percentage of our Innovations’ gross premiums written by customer, shown individually where a customer accounted for 10% or more of the total, in any of the last three years:

	2025	2024	2023
Customer A	20.0%	4.8%	4.5%
Customer B	10.4%	—%	—%
Customer C	10.2%	15.1%	8.9%
Customer D	5.7%	22.7%	15.5%
Customer E	3.8%	4.5%	14.8%
Customer F	3.5%	9.6%	30.4%
All others	46.4%	43.3%	25.9%
Total	100%	100%	100%

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

Refer to “Part II, Item 5. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition” for a summary of our catastrophe loss exposure in terms of our probable maximum loss (“PML”), net of retrocession and reinstatement premiums, as at January 1, 2026.

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

We generally purchase uncollateralized retrocessional coverage from reinsurers with a minimum financial strength rating of “A- (Excellent)” from A.M. Best or an equivalent rating from a recognized rating service. For lower-rated or non-rated reinsurers, we endeavor to obtain and monitor collateral in the form of cash, funds withheld, letters of credit, regulatory trusts, or other collateral in the form of guarantees. At December 31, 2025, the aggregate amount due from reinsurers from retrocessional coverages represented 8.4% (2024: 10.0%) of our gross loss reserves. For further details, please see Note 9 “Retrocession” to the consolidated financial statements.

Claims Management

Our claims management process begins upon receiving claims notifications from our clients or third-party administrators. We review reserving and settlement authority under the individual contract requirements and, as necessary, discuss with the contract’s underwriter. Our in-house claims team oversees claims reviews and approves all claim settlements. Claims above the claims manager’s authority are referred to the General Counsel, Chief Financial Officer (“CFO”), CEO, Chief Actuary, Chief Operating Officer or Group CUO together with the claims officer’s recommendations, for secondary approval. We believe that this process ensures that we pay claims in accordance with each contract's terms and conditions.

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

We engage an independent actuarial firm who reviews and provides opinions on these reserve estimates at least once a year. Due to the use of different assumptions and loss experience, the amount we establish as reserves with respect to individual risks, clients, transactions, or business lines may be greater or less than those set by our clients or ceding companies. Reserves include claims reported but not yet paid (referred as “case reserves”), additional case reserves (“ACR”), claims incurred but not reported, and claims in the process of settlement. Additional underwriting liabilities include unearned premiums, premium deposits, and profit commissions earned but not yet paid.

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

See Note 8 “Loss and Loss Adjustment Expense Reserves” of the consolidated financial statements for a reconciliation of claims reserves, loss development tables by accident year, and explanations of significant prior period loss development movements. For a discussion on risk factors relating to loss reserves, see “Item 1A. Risk Factors — Risks Relating to Our Business — If our losses and LAE greatly exceed our loss reserves, our financial condition may be materially and adversely affected.”

Collateral Arrangements and Letter of Credit Facilities

We are primarily licensed and admitted as a reinsurer only in the Cayman Islands and the European Economic Area (the “EEA”). Many jurisdictions, including the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if they obtain such reinsurance from unlicensed or non-admitted insurers without appropriate collateral. As a result, our U.S. clients and some non-U.S. clients require us to provide collateral for the contracts we bind with them. We provide collateral as funds withheld, trust arrangements, or letters of credit (“LOC”). For further information, see Note 10 - “Debt and Credit Facilities” of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.

Competition

We compete for reinsurance business in the Cayman Islands and European markets. The global reinsurance market is highly competitive. Competition is generally influenced by a variety of factors, including available capacity, service, financial strength ratings, prior history and relationships, and price. We compete with major global reinsurers, most of which are well-established and have significant operating histories, strong financial strength ratings, and long-standing client relationships. Competitors also provide protection in the form of catastrophe bonds, industry loss warranties, and other risk-linked products that are outside of the traditional reinsurance treaty market. This may lead to reduced pricing and/or reduced participation levels in certain reinsurance products.

Our competitors vary according to the individual market and situation. Generally, they include Arch Capital, Sampo Re, AXIS Capital, Conduit, Everest Re, Fidelis, Hamilton Re, Hannover Re, RenaissanceRe, SiriusPoint, and smaller companies, other niche reinsurers, alternative risk providers (such as captives, catastrophe bonds and other forms of insurance linked securities), and Lloyd’s syndicates and their related entities. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these and other larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. See “Item 1A — Risk Factors — Risks Relating to Our Business – Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.”

Ratings

On November 13, 2025, A.M. Best upgraded our Financial Strength Rating to “A (Excellent)” and the Long-Term Issuer Credit Ratings of “a” (Excellent) for our principal operating subsidiaries and revised the outlook to stable from positive. We believe a strong rating is important to compete and market reinsurance products to clients and brokers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance, and ability to meet obligations. It is not an evaluation directed toward the investors’ protection or a recommendation to buy, sell or hold our ordinary shares.

Additionally, A.M. Best assessed our Enterprise Risk Management (“ERM”) practices as appropriate for the Company’s business complexity and overall risk profile.

A.M. Best periodically reviews the financial positions of our operating subsidiaries and therefore our rating may be subsequently revised or revoked by the agency. The failure to maintain at least an “A-” A.M. Best rating may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business — A downgrade or withdrawal of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy.”

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

Greenlight Re and Viridis Re are also required to comply with, amongst other standards, the Rule on Corporate Governance for Insurers, the Rule on Risk Management for Insurers, and the Rule on Investment Activities for Insurers and the associated Statement of Guidance, and the Rule and Statement of Guidance on Internal Controls for Regulated Entities. Respectively, these rules require regulated insurers to establish and maintain (a) a corporate governance framework that provides for the sound and prudent management and oversight of the insurer's business, including outsourcing and internal controls, and which adequately recognizes and protects the interests of its policyholders, and (b) a risk management framework that is capable of promptly identifying, measuring, assessing, reporting, monitoring and controlling all sources of risks that could have a material impact on its operations, and (c) implement investment activities that consider all of Greenlight Re’s and Viridis Re’s risks and solvency requirements, and (d) an internal control framework covering: control environment, risk assessment, control activities, information flow, and monitoring.

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

Other Regulations in the Cayman Islands

As Cayman Islands exempted companies, Greenlight Capital Re, Greenlight Re and Viridis Re may not carry on business or trade locally in the Cayman Islands except in furtherance of their business outside the Cayman Islands and are prohibited from soliciting the public of the Cayman Islands to subscribe for any of their securities or debt. These companies are further required to file a return with the Registrar of Companies in January of each year (“Annual Return”) and to pay an annual registration fee at that time. Additionally, these companies must comply with the Proceeds of Crime Act (as revised) and the Anti-Money Laundering Regulations and the Guidance Notes on the Prevention and Detection of Anti-Money Laundering, Terrorist Financing and Proliferation Financing in the Cayman Islands, together the “Anti-Money Laundering Regulations (as revised)” in the Cayman Islands.

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
UK Regulations

Lloyd’s Oversight

Syndicate 3456 is subject to oversight by Lloyd’s, substantially effected through the Lloyd’s Council. Our business plan for Syndicate 3456, including maximum underwriting capacity, requires annual approval by Lloyd’s. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. We have deposited certain assets and an unsecured LOC with Lloyd’s to support GCM’s underwriting business at Lloyd’s.

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

Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”) Regulation

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

Investments

Our Board of Directors reviews our investment portfolio activities and oversees our investment guidelines to meet our investment objectives. These investment guidelines, which may be amended, modified, or waived from time to time, take into account restrictions imposed on us by regulators, our liability mix, requirements to maintain an appropriate claims-paying rating by ratings agencies and requirements of lenders. We believe our predominantly equities-based value-oriented investment approach, while generating returns less predictable than those of a traditional fixed-income portfolios, complements our reinsurance business and will achieve higher rates of return over the long term than reinsurance companies that invest predominantly in fixed-income securities. We have designed our investment guidelines to maintain adequate liquidity to fund our reinsurance operations.

In late 2025, we began investing restricted cash and cash equivalents held in certain regulatory trusts for the benefit of our U.S. cedents in a fixed maturity investment portfolio to improve the yield on the restricted assets that we are unable to invest in Solasglas. The fixed maturity investment portfolio is managed by a third-party investment manager in accordance with fixed-income investment guidelines approved by our Board of Directors.

At December 31, 2025, our total investments were $633.1 million, of which 79.7% (2024 - 84.1%) was invested in Solasglas, 10.4% (2024 - nil%) in fixed maturity investments, and 9.9% (2024 - 15.9%) in Innovation-related investments.

Investment in Solasglas

Our investment portfolio is managed by DME Advisors, LP (“DME Advisors”), a value-oriented investment advisor that analyzes companies’ available financial data, business strategies, and prospects to identify undervalued and overvalued securities. DME Advisors is a related party as it is controlled by David Einhorn. Refer to Note 16 “Related Party Transactions” of the consolidated financial statements.

Effective September 1, 2018, we have entered into an amended and restated exempted limited partnership agreement of Solasglas (the “Solasglas LPA”), as amended from time to time, with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, GRIL and the initial limited partner (each, a “Partner”). Effective January 1, 2021, we reduced the maximum Investment Portfolio, as defined in the Solasglas LPA, from 100% to 50% of GLRE Surplus. Subsequently, this cap was raised to 60% effective January 1, 2023, and increased further to 70% on August 1, 2024. We present our investment in Solasglas under the caption “Investment in related party investment fund” in our consolidated balance sheets.

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

The loss carryforward provision allows DME II to earn a reduced performance allocation of 10% on net profits in any year after the year in which a limited partner’s capital account incurs a loss until the limited partner has recouped all losses and has earned an additional amount equal to 150% of the loss. DME II is not entitled to a performance allocation in a year in which a capital account incurs a loss. At December 31, 2025, we estimate the reduced performance allocation of 10% to continue to be applied until Solasglas achieves additional investment returns of 66.6%, at which point the performance allocation will revert to 20%.

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

DME Advisors is contractually obligated to adhere to our investment guidelines and make investment decisions on our behalf. These decisions may include buying publicly listed equity securities and corporate debt, selling securities short, and investing in private placements, futures, currencies, commodities, swaps, sovereign debt, derivatives, and other instruments.

Investment returns for Solasglas

In accordance with the Solasglas LPA, DME Advisors constructs a levered investment portfolio as agreed with the Company (the “Investment Portfolio” as defined in the Solasglas LPA). Investment returns, net of all fees and expenses, by quarter for the last five years are as follows:

Quarter	2025	2024	2023	2022	2021
1st	7.2%	5.2%	(1.1)%	1.7%	1.5%
2nd	(4.0)	1.2	10.9	4.9	(0.9)
3rd	(3.2)	5.2	(0.6)	3.6	(2.7)
4th	7.9	(1.9)	0.3	13.4	9.9
Full Year	7.5%	9.8%	9.4%	25.3%	7.5%

The above investment returns are calculated monthly and compounded to calculate the quarterly and annual returns generated by our Investment Portfolio. Past performance is not necessarily indicative of future results. The monthly investment return is calculated by dividing the investment income/loss (net of fees and expenses) by the Investment Portfolio.

Fixed Maturity Investments

Our fixed maturity investments consist of the following:

	2025
Third-party managed portfolio	$53,029	81%
Liquidity fund	12,580	19%
Total fixed maturity investments	$65,609	100%

Third-Party Managed Portfolio

Starting in the fourth quarter (“Q4”) 2025, we began investing a portion of our restricted cash and cash equivalents held in regulatory trusts to a fixed maturity investment portfolio managed by a third party investment manager. These asset are held for the benefit of our U.S. cedents in connection with reinsurance agreements and are therefore restricted.

The funds are invested in fixed maturity securities subject to the investment guidelines of the respective trusts and the Company’s fixed-income investment guidelines as established by our Board of Directors. This enables us to leverage the expertise of a reputable investment manager specializing in fixed maturity investments to generate higher risk-adjusted returns relative to maintaining funds as restricted cash and cash equivalents.

Liquidity Fund

Starting in Q4 2025, we also transferred the cash held by Syndicate 3456 into a liquidity fund approved by Lloyd’s (“Liquidity fund”), to generate higher yields on liquid assets.

Innovation-related Investments

See “Innovations Segment” within this Item 1. Business for further information.

For further information about our total investments and related investment income, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition” and “Note 3 - Investments in Related Party Investments Fund and Note 5 - Other Investments” of the consolidated financial statements.

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

We are also monitoring use and potential uses of artificial intelligence (AI) tools across our business, and recently implemented an AI Usage Policy in order to establish guidelines for the ethical, secure, and compliant use of AI platforms by our employees in connection with our business.

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

Human Capital Management

Human Capital & Company Core Values

Our employees are our most valuable asset and are core to our success. We are focused on building a performance and results-driven culture, which strives to get the best out of all employees and to help them to maximize their full potential. We believe in fostering an open and collaborative culture that encourages employees to take ownership of their performance and development. Our executive management team and Board of Directors are committed to creating an environment where every employee can succeed. In late 2024 we formalized the following set of core values that reflect how our colleagues should strive to operate and behave across the Company, regardless of location, level, or function: Nimble, Innovative, Excellence, Accountable, and Collaborative. We took steps throughout 2025 to embed these core values into all aspects of our culture through such areas as employee onboarding, reviews and recognition programs.

Diversity

As of December 31, 2025, 42% of our total global employees were female. In January 2025, we conducted a survey completed by 83% of our employees, with approximately 33% of employees self-identifying as racially or ethnically diverse.

Employees

At December 31, 2025, we had 84 total employees worldwide, including internship and part-time employees, 41 of whom were based in Grand Cayman, Cayman Islands, 25 in Dublin, Ireland, and 18 in London, United Kingdom. From time to time, we also engage consultants and contract with third parties, as needed, to provide additional resources to support our business activities.

Talent Development

We recognize that our strength lies in our people and therefore we strive to hire talented people and invest significantly in our employees’ professional development and personal growth. We have implemented an employee training and development policy to encourage our employees to take advantage of training and development opportunities.

We also invest in the professional growth of our leaders through customized executive training to build advanced skills and capabilities.

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
Catastrophe
A severe loss of at least $5 million, typically involving multiple claimants. Common perils include earthquakes, hurricanes, tsunamis, hailstorms, tornados, derechos, severe winter weather, floods, fires, explosions, volcanic eruptions, and other natural or human-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism, and geopolitical instability.

Cede; cedent	When a party reinsures its liability to another party, it ‘‘cedes’’ business to the reinsurer and is referred to as the ‘‘client.’’
Claim	Request by an insured or reinsured for indemnification by an insurance or reinsurance company for loss incurred from an insured peril or event.
Client	A party whose liability is reinsured by a reinsurer, also known as a cedent.
Combined ratio	The combined ratio is the sum of the loss ratio, acquisition cost ratio, and underwriting expense ratio.
Composite ratio	The composite ratio is the ratio of underwriting losses incurred, loss adjustment expenses, and acquisition costs, excluding underwriting-related general and administrative expenses, to net premiums earned, or equivalently, the sum of the loss ratio and acquisition cost ratio.
Contingency liability coverage	Covers event cancellation and non-appearance.
Corporate expenses	Corporate expenses include those costs associated with operating as a publicly listed entity and an allocation of other general and administrative expenses.
Delegated authority	A contractual arrangement between an insurer or reinsurer or an agent whereby the agent is authorized to bind insurance or reinsurance on behalf of the insurer or reinsurer. The authority is generally limited to a particular class or classes of business and a particular territory. The exercise of the authority to bind insurance or reinsurance is generally subject to underwriting guidelines and other restrictions such as maximum premium income. Under the delegated authority, the agent is responsible for issuing policy documentation, the collection of premium and may also be responsible for the settlement of claims.
Deposit assets and liabilities	Assets (or liabilities) representing the consideration paid (or received) in connection with contracts that do not incorporate sufficient risk transfer to merit reinsurance accounting.

Development	The difference between the amount of reserves for losses and loss adjustment expenses initially estimated by an insurer or reinsurer and the amount re-estimated in an evaluation at a later date.
Excess of loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses above a specified dollar or percentage loss ratio amount.
Financial strength rating	The opinion of rating agencies regarding an insurance or reinsurance company’s financial ability to meet its financial obligations under its policies.
Funds at Lloyd’s (FAL)	Funds of an approved form that are lodged and held in trust at Lloyd's as security for a member’s underwriting activities. They comprise the member’s deposit, personal reserve fund, and special reserve fund. They may be drawn down if the member’s syndicate-level premium trust funds are insufficient to cover its liabilities. The amount of the deposit is related to the member's premium income limit and also the nature of the underwriting account.
Gross premiums written	Total premiums for assumed reinsurance during a given period.
Health insurance	Insurance against loss by illness or bodily injury. Health insurance covers medicine, visits to the doctor or emergency room, hospital stays, and other medical expenses.
Incurred but not reported (IBNR)	Reserves for estimated loss and loss adjustment expenses incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses known to the insurer or reinsurer.
Large event loss	A significant event loss of at least $1 million but less than $5 million.
Lloyd’s	Depending on the context, this term may refer to - (a) the society of individual and corporate underwriting members that insure and reinsure risks as members of one or more syndicates. Lloyd’s is not an insurance company; (b) the underwriting room in the Lloyd’s Building in which managing agents underwrite insurance and reinsurance on behalf of their syndicate members. In this sense, Lloyd’s should be understood as a marketplace; or (c) the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market.
Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement costs. Also known as claim adjustment expenses.
Loss ratio	The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned.
Loss reserves and loss adjustment expense reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance contracts it has written. Reserves are established for losses and loss adjustment expenses and consist of reserves established for individual reported claims and incurred but not reported losses.
Marine & energy coverage	Covers damage to ships and goods in transit, marine liability lines and yacht-owned perils. Energy includes offshore energy industry insurance. Offshore energy covers losses relating to offshore oil, gas, and renewable energy operations.
Multi-line	Contracts that cover more than one line of business.
Mortgage coverage	Covers credit risks that compensates insureds for losses arising from mortgage loan defaults.
Net financial impact	The net impact of prior period loss development after taking into account net losses and loss expenses incurred, earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs and profit commissions.
Net premiums written	An insurer’s gross premiums written, less premiums ceded to reinsurers.
Non-admitted insurers	An insurer not licensed to do business in the jurisdiction in question. Also known as an unauthorized insurer and unlicensed insurer.
Premiums; written, earned, and unearned	Premiums represent the cost of insurance paid by the cedent or insured to the insurer or reinsurer. Written represents the total amount of premiums received, and earned represents the amount recognized as income over a period of time. Unearned is the difference between written and earned premiums.

Probable maximum loss (PML)	PML is the anticipated loss, taking into account contract terms and limits, caused by a natural catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane.
Professional liability insurance	Professional liability insurance protects a company and its representatives against legal claims arising from error or misconduct in providing or failing to provide professional services. This coverage includes errors and omissions policies, directors and officers coverage, and specialty coverage like employment practices liability insurance.
Profit commission	A commission paid by a reinsurer to a ceding insurer based on a predetermined percentage of the profit realized by the reinsurer on the ceded business.
Property insurance	Property insurance covers a business’s building and its contents—money and securities, records, inventory, furniture, machinery, supplies, and even intangible assets such as trademarks—when damage, theft, or loss occurs.
Property catastrophe reinsurance	Property catastrophe reinsurance contracts are typically ‘‘all risk’’ in nature, protecting against losses from natural and human-made catastrophes. Losses on these contracts typically stem from direct property damage and business interruption.
Proportional reinsurance	All forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. In proportional reinsurance, the reinsurer generally pays the client a ceding commission. The ceding commission is generally based on the client’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments, and miscellaneous administrative expenses) and may include a profit component. Frequently referred to as quota-share reinsurance.
Quota-share reinsurance	A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each underlying insurance contract being reinsured.
Reinstatement premium	Premium charged for the reinstatement of the amount of reinsurance coverage to its full amount otherwise reduced as a result of a reinsurance loss payment.
Reinsurance	An arrangement in which a reinsurer agrees to indemnify an insurance company, the client, against all or a portion of the insurance risks underwritten by the client under one or more policies. Reinsurance can provide a client with several benefits, including reducing net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a client with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a related increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the client. Reinsurance does not legally discharge the client from its liability with respect to its obligations to the insured.
Reinsurer	An insurance company that assumes part of the risk in exchange for part of the premium to a primary insurer.
Retrocession; retrocessional coverage	A transaction whereby a reinsurer cedes to another reinsurer, commonly referred to as the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.
Risks	A term used to denote the physical units of property at risk or the object of insurance protection that are not perils or hazards. Also defined as chance of loss or uncertainty of loss.
Risk-free rate	The interest rate on a riskless or safe asset, usually taken to be a short-term U.S. government security.
Risk transfer	The shifting of all or a part of a risk to another party.
Severity business	Insurance/reinsurance characterized by contracts containing the potential for significant losses emanating from one event.
Surety and fidelity insurance	Surety and fidelity insurance includes (1) insurance guaranteeing the fidelity of persons holding positions of public or private trust; (2) insurance guaranteeing the performance of contracts other than insurance policies and guaranteeing and executing bonds, undertakings, and contracts of suretyship; and (3) insurance indemnifying banks, bankers, brokers, financial or moneyed corporations or associations against loss.

System and Organizational Controls (SOC) 2 Type II Report (“SOC 2 Report”)	It is a reporting framework developed by the American Institute of Certified Public Accountants (“AICPA”) for independent audits of controls over information and systems relevant to security, availability, processing integrity, confidentiality, and privacy.
Syndicate	A member or group of members underwriting (re)insurance business at Lloyd’s through the agency of a managing agent or substitute agent to which a syndicate number is assigned.
Trade credit coverage	Covers short-term commercial credit insurance, including pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days.
Transactional liability coverage	Covers financial losses relating to mergers and acquisitions arising from unforeseen risks, including potential breaches, misrepresentations, or undisclosed liabilities.
Treaty	A reinsurance agreement covering a book or class of business that is automatically accepted on a bulk basis by a reinsurer. A treaty contains common contract terms along with a specific risk definition, data on limit and retention, and provisions for premium and duration.
Underwriter	An insurance or reinsurance company employee who examines, accepts, or rejects risks and classifies risks to charge an appropriate premium for each accepted risk.
Underwriting	The process of evaluating, defining, and pricing reinsurance risks including, where appropriate, the rejection of such risks, and the acceptance of the obligation to pay the reinsured under the terms of the contract.
Underwriting expense	Underwriting expenses include those expenses directly related to underwriting activities that are not eligible to be capitalized and an allocation of other general and administrative expenses.
Underwriting expense ratio	The underwriting expense ratio includes those expenses directly related to underwriting activities and an allocation of other general and administrative expenses. Therefore, the underwriting expense ratio is the ratio of underwriting expenses to net premiums earned. The underwriting expense ratio also incorporates interest income and expenses from deposit-accounted contracts.
Workers’ compensation insurance	Workers’ compensation insurance provides medical, disability, and lost-wage benefits to employees for injuries and illness sustained in the course of their employment.
WPVT coverage	Covers losses relating to war, political violence, and terrorism.

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

Certain of our reinsurance operations expose us to claims arising out of unpredictable catastrophic events, including losses from severe weather and other natural catastrophes and man-made disasters such as acts of war or terrorism. The incidence and severity of catastrophes are inherently unpredictable, with climate change continuing to add to such unpredictability as well as increasing the frequency and severity of events. To the extent climate change produces extreme changes in temperatures and weather patterns, it could impact the frequency or severity of weather including, but not limited to, hurricanes, tornadoes, freezes, droughts, other storms, and wildfires. These changes in weather patterns could also affect the frequency and severity of other natural catastrophe events to which we may be exposed. Further, such catastrophes could impact the affordability and availability of homeowners insurance, which could impact pricing. Additionally, increases in the value and geographic concentration of insured property, particularly along coastal regions, could cause the cost of such losses to increase.

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

Additional capital may not be available on terms favorable to us, or at all. Increases in interest rates could result in higher interest expense on debt. Further, any additional capital raised through the sale of equity could dilute existing ownership interest in our company and may cause the market price of our ordinary shares to decline. Additional capital raised through the issuance of debt may result in creditors having rights, preferences, and privileges senior or otherwise superior to those of our ordinary shares.

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

We cannot assure you that we will be able to continue to compete successfully in the reinsurance market. Our failure to continue to compete effectively could materially and adversely affect our financial condition and results of operations, and may increase the likelihood that we will be deemed a passive foreign investment company or an investment company. See “— Risks Relating to Taxation — United States persons who own ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of ordinary shares.” and “—Risks Relating to Insurance and Other Regulations — We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.”

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

Our results of operations and financial condition may be materially adversely affected by a challenging economic market, such as a highly inflationary environment. Inflation can be caused by any number of factors including, but not limited to, expansionary monetary policy and deficit spending by the government, a growing economy, rising wages, an imbalance of the supply and demand for goods, supply chain disruptions and the imposition of tariffs. Recently, for instance, the U.S. administration imposed and/or announced (and in some cases postponed or changed) tariffs on imports from various countries and on certain products, which may lead to unpredictable economic consequences including inflation or trade wars. Our operations are susceptible to inflation, and underestimating inflation levels could result in underpricing the risks we reinsure because premiums are established before the ultimate amounts of losses and LAE are known. While we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the ultimate effects of inflation. Additionally, our reserving models include assumptions about future payments for the settlement of claims and claims-handling expenses, such as the value of replacing property, associated labor costs for the property business we write, and litigation costs. The global inflationary environment in the last few years has resulted in an increase in our projected future claim costs, resulting in adverse loss reserve development. While the global inflationary pressures have abated from their recent highs, any subsequent increase in inflation may lead to an increase in our loss reserves with a corresponding reduction in net income in the period the deficiency is identified, which may have a material adverse effect on our results of operations and financial condition. Unanticipated higher inflation could also lead to higher interest rates, potentially negatively impacting the value of any rate-sensitive financial instruments held by Solasglas and could also impact our Innovations investments and cause us to incur higher interest expense on our debt. See “—Risks Related to Our Solasglas Investment Strategy” and “—Risks Related to Our Innovations Strategy.”

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

Emerging claim and coverage issues have had and may continue to adversely impact our business and results.

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

The property and casualty reinsurance market is affected by cyclical trends.

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

A.M. Best’s current rating for Greenlight Re is “A (Excellent”) and the outlook is stable. A.M. Best periodically reviews our ratings and may revise one or more of our ratings downward or revoke them at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance, and business profile. Potential developments that may affect such an analysis include:

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

Substantially all of our assumed reinsurance contracts contain provisions that permit our clients to cancel the contract or require additional collateral in the event of a downgrade in our A.M. Best ratings below specified levels (generally below “A-”) or a reduction of our capital or surplus below specified levels over the course of the agreement.

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

We believe that our modeling is critical to our business. We utilize modeling tools to facilitate the pricing, reserving, and risk management of our reinsurance portfolio. These models help us to control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each reinsurance contract. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters that might be deemed to impact certain of our coverages. These models have been developed internally, and in some cases, they make use of third-party software. The construction of these models and the selection of assumptions require significant actuarial judgment. Furthermore, these models typically rely on either cedent or industry data, which may be incomplete or may be subject to errors. Accordingly, these models, and the assumptions and judgments made in connection therewith, may understate the exposures we are assuming, and our financial results may be materially and adversely impacted.

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

A significant portion of our business is placed through brokered transactions (for Open Market segment) or direct placements (for Innovations segment). For the Open Market segment, our four largest brokers each accounted for more than 10% of our gross written premiums, and in the aggregate, they accounted for approximately 70.5% of the segment’s gross premiums written in 2025. For the Innovations segment, we had six customers that accounted for 53.6% of the segment’s gross premiums written in 2025. Accordingly, we are exposed to concentration risk for both Open Market and Innovations segments. To lose or fail to expand all or a substantial portion of the business provided through brokers or direct customers could materially and adversely affect our business, financial condition and results of operations.

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

Our reinsurance balances receivable from brokers and cedents at December 31, 2025 totaled $664.4 million, which included premiums, funds withheld balances (including FAL), and profit commission receivable, a majority of which are not collateralized (see Part II, Item 8. Note 17. “Commitments and Contingencies” to the consolidated financial statements). We cannot provide assurance that such receivables will be collected or that valuation allowances or write-downs for uncollectible balances will not be required in future periods.

We may not successfully alleviate risk through reinsurance arrangements. Additionally, we may be unable to collect, which could adversely affect our business, financial condition, and results of operations.

As part of our risk management, from time to time, we seek to purchase reinsurance for certain liabilities we reinsure to mitigate the effect of a potential concentration of losses upon our financial condition. At December 31, 2025, total loss recoverables were $81.4 million, a majority of which were from highly-rated reinsurers and not collateralized (see Part II, Item 8. Note 9 “Retrocession” to the consolidated financial statements). The insolvency or inability or refusal of a retrocessionaire to make payments under the terms of its agreement with us could have an adverse effect on us because our obligations to our clients would remain.

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

As noted in “Part 1, Item 1. Business - Regulations”, we are required to provide letters of credit or collateral to jurisdictions in which we are not licensed or admitted as a reinsurer. In addition to the CIBC LC facility entered in late 2023, we expanded the available letters of credit facilities by adding the Uncommitted HSBC LC Facility and the Uncommitted Citibank LC Facility in late 2024 and the Citibank FAL Facility in 2025 (see Note 10 “Debt and Credit Facilities” of the consolidated financial statements). The Uncommitted Citibank LC Facility, Uncommitted HSBC LC Facility and Citibank FAL Facility are not committed facilities, which means Citibank and HSBC can decide not to issue the LC under the respective facility when we attempt to draw upon it. In addition, we cannot assure you that we will be able to increase existing credit facilities or add additional credit facilities in the future on favorable terms or at all.

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

Compliance with Cayman Islands’ immigration requirements may adversely impact a company’s ability to meet its business goals. Under Cayman Islands law, specifically the Immigration (Transition) Act (as amended), no person may work in the Islands unless they are Caymanian, a permanent resident with the right to work (including a person married to, or in a civil partnership with, a Caymanian), the holder of a 25-year Residency Certificate that affords the right to work, or a work permit. It is a criminal offence to work or to employ someone without such authorisation.

Work permits are the most common form of employment authorisation for non-Caymanian workers. They are generally granted for periods of one to three years at a time, though the maximum length of time a worker may be granted work permits is nine years, after which they must leave the Islands for at least one year. All work permit holders who have resided legally in Cayman Islands for a continuous period of eight years have however the right to apply for permanent residence with the right to work, though if unsuccessful, must leave the Islands for at least one year.

Approval of work permits cannot be guaranteed: the employing company must first demonstrate before applying for a work permit, and before each subsequent renewal application, by way of advertising the position on a government jobs portal for fourteen days, that there is no qualified Caymanian or permanent resident available to fill the position. If it is considered that there is such a person available, the application will be refused. Further uncertainty is created by processing times for full work permit applications.

Reforms to immigration policy approved by Parliament in December 2025, and which are expected to come into effect later in 2026, aim to prioritize Caymanian employment, tighten employment mobility for foreign workers, and restructure aspects of the work permit system to enhance oversight and accountability. For businesses, this could mean higher compliance obligations, increased work permit-related costs, reduced flexibility in hiring and transferring employees from other jurisdictions, and longer processing times, all of which impacts strategic planning and business certainty.

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

The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations (2018 Revision) (the “Capital and Solvency Regulations”) impose on Greenlight Re as a Class D reinsurer to maintain minimum statutory capital and surplus equal to the greater of: a) the minimum capital requirement of $50 million and b) the prescribed capital requirement and impose on Viridis Re a requirement to maintain minimum statutory capital of $0.2 million for a Class B(iii) general reinsurer and the prescribed capital requirement (the “Capital Requirements”). At December 31, 2025, both Greenlight Re and Viridis Re were in compliance with their respective Capital Requirements - see Note 19 “Statutory Requirements” of the consolidated financial statements.

GRIL, our Irish subsidiary, is required to comply with risk-based solvency requirements under the European legislation known as “Solvency II,” including calculating and maintaining a minimum capital requirement and solvency capital requirement. At December 31, 2025, GRIL’s minimum capital requirement and solvency capital requirement was approximately $10.3 million and $41.0 million, respectively. At December 31, 2025, GRIL was in compliance with the capital requirements required under the Irish Insurance Acts and Regulations.

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

As a matter of Cayman Islands law, a director of a Cayman Islands company is in the position of a fiduciary with respect to the company and therefore they owe certain duties to the company, including the following: a duty to act in good faith and in what they consider to be in the best interests of the company; a duty not to make a profit out of their position as director (unless the company permits them to do so); a duty to exercise their powers for the purposes for which they are conferred; and a duty not to put themselves in a position where the interests of the company conflict with their personal interest or their duty to a third party. A director of a Cayman Islands company owes to the company a duty to act with skill and care. A director will need to exhibit in the performance of their duties both the degree of skill that may reasonably be expected from a subjective perspective determined by reference to their knowledge and experience and the skill and care objectively to be expected from a person occupying office as a director of the company.

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

Our Board of Directors has adopted our investment guidelines, which provide that Solasglas may not commit more than, 10% of Greenlight Re Surplus (as defined in the Solasglas LPA) and 10% of GRIL Surplus (as defined in the Solasglas LPA) to any single investment, unless a waiver has been obtained by the Board of Directors of Greenlight Re or GRIL, as applicable. At December 31, 2025, we were in compliance with these investment guidelines.

In addition, GRIL’s investment guidelines require that the ten largest investments shall not constitute more than 50% of the GRIL Surplus, and GRIL’s investment portfolio shall at all times, unless waived by the GRIL board of directors, be composed of a minimum of 50 debt or equity securities of publicly traded companies. From time to time, Solasglas may hold a small number of relatively large security positions in relation to our capital accounts. Since Solasglas may not be widely diversified by security or by industry, it may be subject to more rapid changes in value than would be the case if our investment portfolio were required to maintain a wide diversification among companies, securities industries, and types of securities.

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

Risks Relating to Our Innovations Strategy

The carrying values of our Innovations investments may differ significantly from those that would be used if we carried these investments at fair value. Additionally, we have a material concentration in our top five holdings at December 31, 2025.

Our Innovations investments include investments in private equities for which no active market may exist. We carry these investments on our consolidated balance sheets at cost, less impairment, plus or minus observable price changes (see “Critical Accounting Estimates - “Investments” under “Part II, Item 8. Management Discussion and Analysis of Financial Condition and Results of Operations”). These carrying values may differ significantly from those that would be used if we carried them at fair value. If we were required to liquidate all or a portion of these investments quickly, we could realize significantly less than the carrying value. The carrying value of our Innovations investments may become concentrated in a limited number of entities as a result of subsequent remeasurement and/or have significant exposure to certain geographic areas or economic sectors. The concentration of investments can increase investment risk and volatility. At December 31, 2025, our top five holdings accounted for 53% of the total carrying value. Any of the foregoing could result in a decline in our investment performance and capital resources and, accordingly, could materially and adversely affect our financial results and results of operations. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Innovations Segment” for total impairment charge in 2025.

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

Our Innovations unit primarily invests in privately held early-stage companies. Investments in privately held early-stage companies involve a number of significant risks, including the following:

●	these companies may have limited financial resources and may be unable to meet their operating obligations;
●	they typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
●	they typically depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on such investment and, in turn, on us;
●	they may not have adequate internal controls which would make them susceptible to fraud or mismanagement;
●	there is generally little public information about these companies. These companies and their financial information are generally not subject to the Exchange Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;
●	they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
●	changes in laws and regulations (including applicable tax laws), as well as their interpretations, may adversely affect their business, financial structure or prospects; and
●	they may have difficulty accessing the capital markets to meet future capital needs.

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

Following an initial investment in an entity, we may make additional investments in the entity as “follow-on” investments to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that we acquired in the original or subsequent financing; (3) protect our liquidation preference rights or (4) attempt to preserve or enhance the value of our investment.

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

While we had $4.7 million of debt outstanding at December 31, 2025, we have the ability to borrow up to $50 million under the Revolving Credit Facility (see Note 10 “Debt and Credit Facilities” of our consolidated financial statements). The level of debt and the provisions of such debt could have significant consequences, which include, but are not limited to, the following:

●	limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;
●	require a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
●	discourage an acquisition of us by a third party;
●	place us at a competitive disadvantage to competitors carrying less debt; and
●	make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

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

Related Person Insurance Income. If:

●	our gross income attributable to insurance or reinsurance policies where the direct or indirect insureds are our direct or indirect United States shareholders or persons related to such United States shareholders equals or exceeds 20% of our gross insurance income in any taxable year; and
●	direct or indirect insureds and persons related to such insureds owned directly or indirectly 20% or more of the voting power or value of our stock.

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

At December 31, 2025, we met the bright-line applicable insurance liabilities test. However, there is still substantial uncertainty regarding the application of the test. We cannot guarantee that we will continue to meet the bright-line applicable insurance liabilities test in future periods. In the event that we cannot meet this test, shareholders that are United States persons will be subject to United States income taxation on our undistributed earnings.

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

Based on our past and current projections of our income and assets, we do not expect the Company to be a PFIC for the 2025 taxable year or for the foreseeable future. However, since our projections may differ from our actual business results and our market capitalization and value of our assets may fluctuate, we cannot definitively assure you that we will not be or become a PFIC in the current taxable year or any future taxable year.

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

On October 8, 2021, the OECD announced an accord endorsing and providing an implementation plan for a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as “Pillar Two.” While the Company is not currently aware of any definitive actions being taken in the Cayman Islands to implement a minimum tax, Ireland and the United Kingdom have enacted legislation implementing Pillar Two, including an “undertaxed profit rule” that came into effect in both countries in 2025. If the Cayman Islands does not adopt a minimum tax, the undertaxed profits rule may allow Irish or United Kingdom tax authorities to collect more tax from our Irish or United Kingdom companies. The global minimum tax rules implemented in different jurisdictions (including the undertaxed profit rule) would apply to overseas profits of multinational firms with annual revenue of more than €750 million. While these global minimum tax rules are not expected to apply to the Company in 2026 as currently proposed and being implemented in jurisdictions applicable to the Company’s operations, due to the Company’s revenues currently falling below the applicable revenue threshold test (that tests meeting the annual €750 million revenue threshold for at least two of the four fiscal years immediately preceding the tested fiscal year), adjustments to the threshold or continued growth of the Company’s revenues could impact the Company’s Pillar Two position in future periods beyond 2026. Further, even if the Company did eventually meet the applicable threshold due to meeting the revenue test in at least two fiscal years within a four-year period, then given the size and structure of the Company, the Company may be eligible to meet an initial phase transitional safe harbor provided for in the model rules of the accord (and incorporated into the Irish and UK legislation), which provides relief from taxation under the undertaxed profit rule for a period of up to five additional years after the Company comes within the scope of the rules.

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

We have a Chief Information Security Officer ("CISO") and have an IT Steering Committee ("ITSC"). Our CISO is responsible for establishing the cybersecurity vision for the Company, determining and prioritizing cybersecurity initiatives, and keeping abreast of developing security threats. The ITSC reports to the Board and Audit Committee, is chaired by our Head of IT and Software Development (“Head of IT”), and has our CISO, CFO, COO, and Chief Accounting Officer as some of its members. Our CISO brings over three decades of expertise in the IT Industry and is a member of ISACA, showcasing a rich portfolio of industry certifications like the Certified Information Security Manager (“CISM”), Certified Data Privacy Solutions Engineer (“CPDSE”), and Microsoft Certified Systems Engineer (“MCSE”). The CISO also holds accreditations from vendors such as CISCO and Microsoft. Our Head of IT brings two decades of experience in aligning technology initiatives with business goals and managing IT strategy. With a background of over 15 years in insurance and reinsurance, the Head of IT is responsible for ensuring the implementation and adherence to governance and cybersecurity frameworks. Other members of the ITSC hold relevant qualifications and collectively, the ITSC has substantial experience and expertise in cybersecurity, risk, strategy, and management.

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

We believe that our office space is sufficient for us to conduct our operations for the foreseeable future. For further discussion of our lease commitments at December 31, 2025, refer to Note 17 “Commitments and Contingencies” of the consolidated financial statements.

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

On February 28, 2026, there were 69 holders of record of our ordinary shares. This figure does not include the beneficial owners of our ordinary shares held in “street name” or held through participants in depositories, such as the Depository Trust Company.

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

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. Our Board of Directors would only approve a dividend after taking into account our capital and liquidity position. In addition, a credit facility prohibits us from paying dividends (i) during an event of default as defined in the credit agreement, (ii) if such payment would reasonably be expected to have a material adverse effect on the Company and its subsidiaries or (iii) if we are not in compliance with certain specified financial covenants pertaining to leverage, capital requirements and minimum liquidity. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position, and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends are discretionary, and our Board of Directors may, at any time, modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. At December 31, 2025, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Performance Graph

Presented below is a line graph comparing the yearly change in the cumulative total shareholder return on our ordinary shares for the five year period commencing December 31, 2020 through December 31, 2025 against the total return index for the Russell 2000 Index, or RUT, and the S&P 500 Property & Casualty Insurance Index, or S&P Insurance Index, for the same period. The performance graph assumes $100 invested on December 31, 2020 in the ordinary shares of Greenlight Capital Re, the RUT and the S&P Insurance Index. The performance graph also assumes that all dividends are reinvested.

Share Price Performance
Return ($)
220
210
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
50
40
30
20
10
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
GLRE
RUT
S&P P&C Index

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Refer to Note 11 “Share Capital” of the consolidated financial statements for a summary of our share repurchase plan (the “Plan”). We had the following share repurchases during the quarter ended December 31, 2025.

Shares Purchased Under Publicly Announced Repurchase Program
Period	Number of Shares Purchased	Average Price per Share	Maximum Dollar Amount Still Available Under Share Repurchase Plan
Beginning balance			$23,000,012
October 1 - 31, 2025	—	$—	23,000,012
November 1 - 30, 2025	—	$—	23,000,012
December 1 - 31, 2025	201,517	$14.02	20,175,382
Total	201,517	$14.02

During Q4 2025, we repurchased 201,517 ordinary shares at an average price of $14.02 per share, for a total of $2.8 million.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for the years ended December 31, 2025, and 2024. Comparisons between 2024 and 2023 have been omitted from this Annual Report, but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. Accordingly, this information is incorporated by reference.

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

We earned a net income of $74.8 million for the year ended December 31, 2025, an increase of $32.0 million, or 74.8% compared to the prior year, predominantly due to strong underwriting results and favorable foreign exchange movement in 2025, partially offset by lower net investment income from Innovations and lower yields on restricted cash and cash equivalents.

The following is a summary of our financial performance for the year ended December 31, 2025, compared to the prior year:
•Gross premiums written was $773.3 million, an increase of 10.7%;
•Net premiums earned was $661.1 million, an increase of 6.6%;
•Net underwriting income was $35.7 million, compared to net underwriting loss of $8.2 million;
•Total investment income was $60.2 million, a decrease of 24.4%;
•Foreign exchange gains were $8.5 million, compared to foreign exchange losses of $5.6 million;
•Diluted EPS was $2.17, compared to $1.24, an increase of 75.0%; and
•Fully diluted book value per share was $20.43, an increase of $2.48, or 13.8%.

Outlook and Trends

Reinsurance market conditions

At the January 1, 2026 renewals, we experienced greater opportunities owing to our stronger balance sheet and the upgrade of our A.M. Best Rating to A (Excellent), but we also faced a more competitive market. Rate changes for Open Market business varied significantly by line of business: property and specialty rates experienced downward pressure, whereas casualty rates increased. Attachment points and other terms and conditions mostly held firm.

Although January 1st, is not historically a significant renewal date for our Innovations portfolio, we observed more opportunities with rate holding up well. In the current market conditions, we see increasing opportunities to leverage retrocession coverage, and we will take advantage of these opportunities where they enhance our economics and risk profile.

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

We believe trade policies will continue to cause uncertainty and volatility. In February 2026, the U.S. Supreme Court struck down the Administration’s tariffs enacted under the International Emergency Economic Powers Act (IEEPA) of 1977, but the Administration stated it will enact new tariffs under several other legislative acts.

Revenues and Expenses

Revenues

We derive our revenues from two principal sources:

•premiums from reinsurance on property and casualty business assumed (net of any premiums ceded) - see “Critical Accounting Estimates” section of this MD&A; and
•income from investments, including:

•income (or loss) generated from our investment in Solasglas, net of management fee and performance compensation;
•gains (or losses) from our other investments, including Innovations-related investments; and
•interest income on our cash and cash equivalents, fixed maturities investment portfolio and FAL.

In addition, we may from time to time derive other income from foreign exchange gains (or losses) relating to underwriting balances, net investment income from Lloyd’s syndicates, fees generated from advisory services, and fees relating to overrides, profit commissions, and fees due upon the early termination of contracts.

Expenses

Our expenses consist primarily of the following:

●	underwriting losses and LAE;
●	acquisition costs;
●	underwriting expenses;
●	corporate and other expenses (also referred as “G&A”);
●	interest expense on deposit-accounted contracts and debt;
●	income taxes.

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

Corporate and other expenses consist primarily of compensation costs related to non-underwriting activities, including Innovations related investments and corporate personnel. Additionally, these also include professional fees (non-claim related), director compensation, travel and entertainment, information technology, rent, and other general operating costs, net of an allocation to underwriting expenses.

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

The following table presents a reconciliation of the fully diluted book value per share to basic book value per share (the most directly comparable U.S. GAAP financial measure):

At December 31,	2025	2024
Numerator for basic and fully diluted book value per share:
Total equity as reported under U.S. GAAP	$707,977	$635,879
Denominator for basic and fully diluted book value per share:
Ordinary shares issued and outstanding as reported and denominator for basic book value per share	33,897,709	34,831,324
Add: In-the-money stock options (1) and all outstanding RSUs	755,997	590,001
Denominator for fully diluted book value per share	34,653,706	35,421,325

Basic book value per share	$20.89	$18.26
Increase in basic book value per share	$2.63	$1.39
Increase in basic book value per share	14.4%	8.2%

Fully diluted book value per share	$20.43	$17.95
Increase in fully diluted book value per share	$2.48	$1.21
Increase in fully diluted book value per share	13.8%	7.2%
(1) Assuming net exercise by the grantee.

Consolidated Results of Operations

The table below summarizes our consolidated operating results.

	2025	2024	Change
Underwriting results:
Gross premiums written	$773,261	$698,335	$74,926
Net premiums written	$691,409	$621,265	$70,144
Net premiums earned	$661,144	$619,954	$41,190
Net loss and LAE incurred:
Current year	(399,200)	(406,465)	7,265
Prior year (1)	(12,392)	(20,804)	8,412
Net loss and LAE incurred	(411,592)	(427,269)	15,677
Acquisition costs	(184,853)	(176,775)	(8,078)
Underwriting expenses	(28,627)	(22,857)	(5,770)
Deposit interest expense	(421)	(1,228)	807
Net underwriting income (loss)	35,651	(8,175)	43,826

Investment results:
Income from investment in Solasglas	35,711	33,605	2,106
Net investment income	24,457	45,954	(21,497)
Total investment income	60,168	79,559	(19,391)

Corporate and other expenses	(21,607)	(16,377)	(5,230)
Foreign exchange gains (losses)	8,465	(5,606)	14,071
Interest expense	(4,366)	(5,836)	1,470
Income tax expense	(3,479)	(749)	(2,730)
Net income	$74,832	$42,816	$32,016
Diluted earnings per share	$2.17	$1.24	$0.93

Underwriting ratios:			% Point Change
Attritional loss ratio	53.4%	56.3%	(2.9)
Large event loss ratio	3.0%	1.8%	1.2
CAT event loss ratio	4.0%	7.5%	(3.5)
Current year loss ratio	60.4%	65.6%	(5.2)
Prior year reserve development ratio	1.9%	3.4%	(1.5)
Loss ratio	62.3%	69.0%	(6.7)
Acquisition cost ratio	28.0%	28.5%	(0.5)
Composite ratio	90.2%	97.5%	(7.2)
Underwriting expense ratio	4.4%	3.9%	0.5
Combined ratio	94.6%	101.4%	(6.8)
1 The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and deposit interest income and expense, was a loss of $11.4 million in 2025 (2024: $21.8 million).

Consolidated Results of Operations for 2025 compared to 2024

Basic book value per share increased by $2.63 per share, or 14.4%, to $20.89 per share from $18.26 per share at December 31, 2024. Fully diluted book value per share increased by $2.48 per share, or 13.8%, to $20.43 per share from $17.95 per share at December 31, 2024.

For the year ended December 31, 2025, net income increased by $32.0 million to $74.8 million, driven mainly by the following:

•Underwriting income: Increased by $43.8 million due to 6.8 percentage points improvement in our combined ratio, driven predominantly by improved current year loss ratio and lower adverse prior year reserve development ratio. The lower attritional loss and CAT event loss ratios contributed to the lower current year loss ratio; partially offset by an increase in large event loss ratio. Refer to the “Results by Segment” section of the MD&A for further discussion and analysis.

•Solasglas investment: Solasglas returned 7.5% in 2025, compared to 9.8% in 2024. However, income from our Solasglas investment was $2.1 million higher in 2025 versus 2024, due to the growth in the Investment Portfolio.

•Foreign exchange gains (losses): $8.5 million foreign exchange gains for 2025, compared to $5.6 million foreign exchange losses for 2024, driven mainly by a stronger pound sterling movement against the U.S. dollar in 2025.

•Interest expense: Decreased by $1.5 million predominantly driven by a decrease in the average outstanding debt balance in 2025 as a result of debt repayment due strong cash flows generated from operations.

Offset partially by:

•Investment income: Decreased by $19.4 million primarily driven by lower investment income on cash and cash equivalents mainly due to lower yields, losses on Innovations investments, and lower returns on funds withheld by third party Lloyd’s syndicates. The Lloyd’s syndicates invest a portion of these funds in fixed maturity securities, equities, and investment funds. We record our share of the investment income and fair value adjustments on these securities when the syndicates report them to us, generally on a quarter in arrears. See Note 14 “Net Investment Income” of the consolidated financial financial statements for further details.

•Corporate and other expenses: Increased by $5.2 million predominantly driven by an increase in non-underwriting personnel costs, including higher incentive compensation expense as a result of strong underwriting results in 2025.

•Income tax expense: Increased by $2.7 million due to increased taxable income from our operations in Ireland and U.K.

Segment Results

We have two operating segments: Open Market and Innovations. The following is a discussion and analysis for each reporting segment for the years ended December 31, 2025 and 2024.

Open Market Segment

Results for the Open Market segment were as follows:

	Year ended December 31
	2025	2024	% Change
Gross premiums written	$652,229	$603,798	8%
Net premiums written	$601,690	$541,446	11%
Net premiums earned	$576,032	$511,922	13%
Net loss and LAE incurred	(358,396)	(341,586)
Acquisition costs	(158,465)	(144,852)
Other underwriting expenses	(21,114)	(19,175)
Deposit interest expense, net	(421)	(1,228)
Underwriting income	37,636	5,081
Net investment income	32,036	42,629	(25)%
Income before income taxes	$69,672	$47,710

Underwriting ratios:	2025	2024	% Point Change
Loss ratio	62.2%	66.7%	(4.5)
Acquisition cost ratio	27.5%	28.3%	(0.8)
Composite ratio	89.7%	95.0%	(5.3)
Underwriting expenses ratio	3.7%	4.0%	(0.3)
Combined ratio	93.4%	99.0%	(5.6)

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Year ended December 31
	2025		2024		Change
Casualty	$66,210	10%	$92,471	15%	$(26,261)
Financial	77,461	12%	63,679	11%	13,782
Health	230	—%	217	—%	13
Multiline	252,265	39%	181,140	30%	71,125
Property	82,537	13%	87,922	15%	(5,385)
Specialty	173,526	27%	178,369	30%	(4,843)
Total	$652,229	100%	$603,798	100%	$48,431

Gross premiums written within our Open Market segment in 2025 increased by $48.4 million or 8%, compared to 2024. The increase was predominantly attributable to the following lines of business:

•Multiline:The $71.1 million, or 39%, increase was driven mostly by growth in our FAL business bound in 2025, coupled with growth from new construction and engineering business bound in 2025. This was partially offset by non-renewal of commercial auto business.

•Financial: The $13.8 million, or 22%, increase was mainly due to the reporting of additional premiums from previous treaty years in our mortgage business, coupled with rate and exposure growth in our transactional liability business and new surety business bound in 2025.

The above was partially offset by the decrease in our casualty, property and specialty lines of business. The significant decrease in casualty business is predominantly a result of our decision to reduce our casualty exposure through non-renewal of certain general liability and workers’ compensation programs.

Net Premiums Written

Ceded premiums written in 2025 was $50.5 million, resulting in net premiums written of $601.7 million, compared to $62.4 million and $541.4 million, respectively, in 2024. The decrease in ceded premiums written of 19% was driven by reduced quota share retrocessional activity within our property business due to lower inward premiums. Additionally in 2024, we reinstated certain retrocession excess of loss treaties in which the full coverage was deemed exhausted due to the Baltimore Bridge loss. This was partially offset mainly by additional excess of loss retrocessional coverage within our specialty business in 2025 to manage our overall exposure to aviation, marine and energy risks.

Net Premiums Earned

For our Open Market segment, net premiums earned by line of business were as follows:

	Year ended December 31
	2025		2024		Change
Casualty	$87,279	15%	$89,213	15%	$(1,934)
Financial	63,470	11%	56,903	9%	6,567
Health	221	—%	217	—%	4
Multiline	216,673	38%	191,849	32%	24,824
Property	61,065	11%	49,262	8%	11,803
Specialty	147,324	26%	124,478	21%	22,846
Total	$576,032	100%	$511,922	100%	$64,110

Net premiums earned in 2025 increased by $64.1 million, or 13%, compared to 2024. The change is influenced by the amount and timing of net premiums written during the current year and prior years, coupled with the business mix written in the form of excess of loss versus proportional contracts. Additionally, within the financial line and certain specialty line classes, the gross premiums written for some treaties are earned over multiple years, corresponding with the anticipated risk coverage period. Similarly, the impact of scaling back our casualty business was partially reflected during 2025, and will mostly impact our casualty earned premiums in 2026.

Loss ratio

The components of the loss ratio for our Open Market segment were as follows:

	Year ended December 31
	2025	2024	% Point Change
Current year:
Attritional loss ratio	52.8%	56.8%	(4.0)
Large event loss ratio	3.1%	2.2%	0.9
CAT event loss ratio	4.6%	4.8%	(0.2)
Current year loss ratio	60.5%	63.8%	(3.3)
Prior year reserve development ratio	1.8%	2.9%	(1.1)
Loss ratio	62.2%	66.7%	(4.4)

Current Year Loss Ratio

The current year loss ratio in 2025 decreased by 3.3 percentage points to 60.5%, compared to 2024, predominantly due to improved attritional loss ratio, offset partially by a higher volume of large event losses. The CAT losses during 2025 primarily related to the California wildfire losses.

Prior Year Reserve Development Ratio

The Open Market segment’s prior year reserve development ratio improved by 1.1 percentage points in 2025 compared to 2024. Refer to Note 8 Loss and LAE Reserves to the consolidated financial statements for further details on the lines of business and prior year development.

Acquisition cost ratio

The acquisition cost ratio decreased by 0.8 percentage points in 2025 compared to 2024, due to the change in business mix, coupled with improved acquisition cost ratios for our multiline and financial lines of business. This was partially offset by an increase in acquisition cost ratio for our specialty line, mainly due to growth in quota share reinsurance treaties at higher acquisition cost ratio than for excess of loss treaties.

The key drivers for the improved acquisition cost ratio relating to the financial and multiline business were:

•Financial: Driven by our transactional liability business due to lower profit commission costs as a result of adverse loss reserve development in 2025. Additionally, the acquisition cost ratio for the mortgage business was higher in 2024 due to an increase in profit commission costs on prior years’ treaties.

•Multiline: Driven predominantly from lower acquisition cost ratio for our FAL business, in part due to higher net premiums earned base to absorb fixed brokerage and commissions for new Syndicate 3456 programs.

Underwriting expense ratio

The underwriting expense ratio decreased marginally by 0.3 percentage points to 3.7% in 2025 compared to 2024, mainly due to net premiums earned growing more than our underwriting expenses which included higher incentive compensation due to stronger underwriting performance in 2025. A lower deposit interest expense also contributed to the lower expense ratio for 2025.

Net investment income

Net investment income decreased by 25% to $32.0 million in 2025 compared to 2024, predominantly driven by lower yields on collateralized cash balances and lower returns on funds withheld by third party Lloyd’s syndicates.

Income before income taxes

Income before income taxes for the Open Market segment was $69.7 million for 2025, compared to $47.7 million in 2024, driven predominantly by strong underwriting profits; partially offset by lower net investment income.

Innovations Segment

Results for the Innovations segment were as follows:

	Year ended December 31
	2025	2024	% Change
Gross premiums written	$121,598	$94,725	28%
Net premiums written	$90,233	$80,016	13%
Net premiums earned	$85,626	$86,352	(1)%
Net loss and LAE incurred	(51,472)	(51,939)
Acquisition costs	(26,818)	(27,151)
Other underwriting expenses	(7,513)	(3,682)
Underwriting income (loss)	(177)	3,580
Net investment income	(10,064)	702
Corporate and other expenses	(2,703)	(2,445)	11%
Income (loss) before income taxes	$(12,944)	$1,837

Underwriting ratios:	2025	2024	% Point Change
Loss ratio	60.1%	60.1%	—
Acquisition cost ratio	31.3%	31.4%	(0.1)
Composite ratio	91.4%	91.5%	(0.1)
Underwriting expenses ratio	8.8%	4.3%	4.5
Combined ratio	100.2%	95.8%	4.4

Gross Premiums Written

Gross premiums written by line of business within our Innovations segment were as follows:

	Year ended December 31
	2025		2024		Change
Casualty	$31,378	26%	$24,843	26%	$6,535
Financial	9,781	8%	7,800	8%	1,981
Health	9,087	7%	4,631	5%	4,456
Multiline	58,733	48%	47,311	50%	11,422
Specialty	12,619	10%	10,140	11%	2,479
Total	$121,598	100%	$94,725	100%	$26,873

Gross premiums written in 2025 increased by $26.9 million, or 28%, compared to 2024. All lines of business contributed to the premium growth, particularly our multiline business due to organic premium growth and new business from Syndicate 3456.

Net Premiums Written

For the Innovations segment, ceded premiums written in 2025 was $31.4 million, resulting in net premiums written of $90.2 million, compared to $14.7 million and $80.0 million, respectively, in 2024. The increase in ceded premiums written was predominantly driven by the new whole-account retrocession program in which we have ceded 28% of Innovations-related programs incepting Q4 2024 onwards.

Net Premiums Earned

Net premiums earned by line of business within the Innovations segment were as follows:

	Year ended December 31
	2025		2024		Change
Casualty	24,615	29%	18,705	22%	$5,910
Financial	9,428	11%	5,499	6%	3,929
Health	3,456	4%	2,144	2%	1,312
Multiline	45,053	53%	51,669	60%	(6,616)
Specialty	3,074	4%	8,335	10%	(5,261)
Total	85,626	100%	86,352	100%	$(726)

Despite the significant growth in net premiums written in 2025, the net premiums earned was relatively consistent with 2024. This is influenced by the amount and timing of net premiums written during the current year and prior years, coupled with the business mix written in the form of excess of loss versus proportional contracts. Additionally, as previously noted, the whole-account retrocession program for Innovations incepted from the fourth quarter of 2024; whereas this retro program was in place for the full year in 2025. The ceded premium on the whole-account retro program is included in the multiline business in the above table.

Loss ratio

The components of the loss ratio within the Innovations segment were as follows:

	Year ended December 31
	2025	2024	% Point Change
Current year:
Attritional loss ratio	57.5%	60.5%	(3.0)
Large event loss ratio	2.5%	—%	2.5
CAT event loss ratio	—%	—%	—
Current year loss ratio	59.9%	60.5%	(0.5)
Prior year reserve development ratio	0.2%	(0.3)%	0.5
Loss ratio	60.1%	60.1%	—

Current Year Loss Ratio

The current year loss ratio in 2025 decreased by 0.5 percentage points, compared to 2024 driven mainly by improved attritional loss ratio for all lines of business, offset partially by a large event loss relating to financial line of business.

The Innovations segment was not impacted by any CAT events for the years presented in the above table.

Prior Year Reserve Development Ratio

The change in prior year reserve development was unfavorable by 0.5 ratio points. Refer to Note 8 Loss and LAE Reserves to the consolidated financial statements for further details on the lines of business and prior year development.

Acquisition cost ratio

While the acquisition cost ratio for the Innovations segment remained relatively consistent with 2024, there was variability within the lines of the business. The increase in acquisition cost ratio, mostly from our financial line, was offset predominantly by the decrease in the specialty business.

The increase in acquisition costs in the financial line was driven mainly by premium growth from one program at higher acquisition cost; whereas the decrease in acquisition costs in the specialty business was driven mainly by non-renewal of certain quota share reinsurance business that had higher acquisition costs.

Underwriting expense ratio

The underwriting expense ratio increased by 4.5 percentage points to 8.8% in 2025 compared to 2024, as we invested in additional underwriters and infrastructure to drive the Innovations business growth. The increase in personnel costs also included higher incentive compensation driven by the overall company’s underwriting performance in 2025.

Net investment income (loss)

The Innovations segment reported a net investment loss of $10.1 million in 2025, compared to net investment income of $0.7 million in 2024. The investment performance in 2025 was predominantly driven by our Innovations private equity portfolio, primarily due to:

•$22.3 million reversal of previously recognized unrealized gains (impairment charges) on two of our private equity holdings based on new financing rounds at a reduced enterprise value, coupled with fully impaired holdings due to financial distress and a partial debt impairment.

For impairment charges based on reduced enterprise value, we calculated the fair value using valuation models incorporating significant unobservable inputs. These include discounted cash flow analyses and option pricing models. The key inputs and assumptions used in these models include, but are not limited to, projected cash flows provided by the investee’s management, discount rates, growth rates, volatility assumptions, and current market multiples.

Partially offsetting the above impairment charges, we had the following unrealized and realized gains in 2025:

•$8.0 million of unrealized gains from six holdings as a result of latest closed financing rounds by the respective investees, for which the fair value was based on observable price changes in orderly transactions; and
•$2.1 million of realized gain on partial sales relating to two holdings.

We also earned $1.7 million of interest income on cash collateral in 2025, compared to $1.7 million in 2024. While the yield declined in 2025, the average outstanding cash collateral was higher in 2025 compared to 2024.

Income before income taxes

The loss before income taxes for the Innovations segment was $12.9 million in 2025 compared to income before income taxes of $1.8 million in 2024. The performance in 2025 was predominantly driven by net investment loss and, to a lesser extent, an increase in underwriting expenses.

Other Corporate

Runoff Underwriting Business

In late 2023, we made the decision to not renew a property business due to significant CAT losses relating to unprecedented severe convective storms in the U.S. On the quota share reinsurance treaty bound in 2023, we continued to earn premiums in 2024 and incurred additional CAT losses from severe convective storms that occurred in 2024. For the years ended December 31, 2025, and 2024, we incurred an underwriting loss of $1.8 million, and $16.8 million respectively, including prior year adverse development of $2.0 million and $6.2 million, respectively. This was partially offset by investment income of $1.0 million and $1.4 million, respectively, relating to this runoff business.

We have reported the results of the above property runoff business as part of Corporate in Note 18 Segment Reporting in the consolidated financial statements.

Income from Investment in Solasglas

Our share of Solasglas’ net income increased by $2.1 million to $35.7 million in 2025, compared to 2024. This increase was driven by a higher investment portfolio balance during 2025, offset partially by a lower net investment return. For the year ended December 31, 2025, Solasglas reported a net investment return of 7.5%, compared to 9.8% for 2024.

The following table provides a breakdown of the gross and net investment return for Solasglas:

	2025	2024
Long portfolio gains	2.8%	10.3%
Short portfolio losses	(8.1)%	(2.3)%
Macro gains	14.9%	4.4%
Other income and expenses(1)	(1.2)%	(1.6)%
Gross investment return	8.4%	10.8%
Net investment return(1)	7.5%	9.8%
1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts. For further information about management fees and performance compensation, refer to Note 16 “Related Party Transactions” of the consolidated financial statements.

For the year ended December 31, 2025, the significant contributors to Solasglas’ investment return were long positions in gold, Brighthouse Financial Inc. (BHF) and Teva Pharmaceutical Industries (TEVA). The largest detractors were a long position in Lanxess AG (LXS GY) and two single-name short positions.

For the year ended December 31, 2024, the significant contributors to Solasglas’ investment return were long positions in gold, Kyndryl Holdings (KD) and Green Brick Partners (GRBK). The largest detractors were three single-name short positions.

Each month, we post on our website (www.greenlightre.com) the returns from our investment in Solasglas.

Financial Condition

Investments

The following table provides a breakdown of our total investments:

At December 31,	2025		2024
Investment in Solasglas	$504,555	79.7%	$387,144	84.1%
Fixed maturities	65,609	10.4%	—	—%
Other investments	62,911	9.9%	73,160	15.9%
Total investments	$633,075	100.0%	$460,304	100.0%

At December 31, 2025, our total investments increased by $172.8 million, or 37.5%, to $633.1 million from December 31, 2024..

Investment in Solasglas

Our investment in Solasglas increased by $117.4 million to $504.6 million at December 31, 2025. This was predominantly driven by $81.7 million of net contributions into Solasglas, coupled with the 7.5% net investment return in 2025. The contributions were funded partially from cash flows from operations and from the partial release of restricted cash and FAL.

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

The following table represents the composition of Solasglas’ investments as a percentage of the investment portfolio:

At December 31,	2025		2024
	Long %	Short %	Long %	Short %
Equities and related derivatives	91.0	(53.3)	73.9	(43.3)
Private and unlisted equity securities	1.9	—	2.1	—
Debt instruments	0.1	—	0.1	—
Total	93.0%	(53.3)%	76.1%	(43.3)%

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate derivatives, inflation swaps and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount and options are reported at their delta-adjusted basis. At December 31, 2025, Solasglas’ exposure to gold on a delta-adjusted basis was 11.9% (2024: 10.1%).

At December 31, 2025, 94.7% of Solasglas’ portfolio was valued based on quoted prices in actively traded markets (Level 1), 4.1% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and no instruments were valued based on non-observable inputs (Level 3). At December 31, 2025, 1.2% of Solasglas’ portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

Fixed Maturities

In late 2025, we began investing funds held in certain regulatory trusts for U.S. cedents in a managed fixed maturity portfolio as well as cash held by Syndicate 3456 in a Lloyd’s approved liquidity fund to generate higher yields on these assets.

The following table provides the credit quality distribution of our fixed maturity portfolio at December 31, 2025.

		Credit Rating
	Fair Value	AAA	AA- to AA+	A to A+	Not Subject to Credit Rating
Fixed Maturities:
U.S. government and agencies	$17,979	$—	$17,979	$—	$—
Agency RMBS	18,258	—	18,258	—	—
Corporate bonds	9,769		2,638	7,131	—
ABS	5,565	5,565	—	—	—
Non-agency RMBS	600	600
Municipal bonds	857	—	857	—	—
Total fixed maturity portfolio	53,028	6,165	39,732	7,131	—
Liquidity fund	12,581	—	—	—	12,581
Total fixed maturity investments	$65,609	$6,165	$39,732	$7,131	$12,581
Our methodology for assigning credit ratings to fixed maturity securities utilizes a rules-based methodology, typically employing the middle rating of Standard & Poor’s (“S&P”), Moody’s, and Fitch ratings. When ratings from only two of these three agencies are available, the lower rating is used. When only one agency rates a security, that rating is used.

At December 31, 2025, the fixed maturity portfolio had a weighted average credit rating of AA+, a book yield of 3.8%, and an average duration of 1.3 years. See Notes 4 “Fixed Maturities” and Note 7 “Fair Value Measurements” for further details.

Other Investments

The other investment holdings relate to private investments made by Innovations. At December 31, 2025, other investments decreased by $10.2 million to $62.9 million, from $73.2 million at December 31, 2024. The decrease was driven mainly by net investment losses, coupled with the partial sale of two holdings during 2025. This was partially offset by $4.1 million of new investments in 2025.

While we manage a diversified Innovations-related investment portfolio, our top five holdings accounted for 53% (2024: 70%) of the total carrying value. For further information, see Note 5 “Other Investments” of the consolidated financial statements.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents primarily for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $52.4 million, or 9.0%, to $532.0 million since December 31, 2024, primarily due to transferring funds held in certain regulatory trusts for U.S. cedents into a managed fixed maturity portfolio.

Reinsurance balances receivable

Our reinsurance balances receivable decreased by $40.1 million, or 5.7%, to $664.4 million since December 31, 2024. This decrease was driven primarily by $25.8 million net reduction in funds held by cedents and $69.1 million net release of FAL; partially offset by $58.0 million increase in premiums held by Lloyd’s syndicates. The net release of FAL was as a result of substituting it with a £45 million LC in favor of Lloyd’s (see 10 “Debt and Credit Facilities”).

Loss and LAE Reserves; Loss and LAE Recoverable

Our total gross loss and LAE reserves increased by $107.0 million, or 12.4%, to $968.0 million since December 31, 2024. See Note 8 “Loss and Loss Adjustment Expense Reserves” of the consolidated financial statements for a summary of changes in outstanding loss and LAE reserves, current year CAT losses, prior period reserve development, and analysis of our incurred and paid claims development and claims duration for each of our reporting segments. In addition, refer to “Critical Accounting Estimates - Loss and LAE Reserves” within this MD&A for information on the reserving techniques, assumptions and processes we follow to estimate our loss and LAE reserves.

Our total loss and LAE recoverable decreased by $4.4 million, or 5.1%, to $81.4 million since December 31, 2024, mainly due to updated estimate for loss recoveries from prior years. Virtually all the outstanding balance is based on estimated recoveries not yet due. See Note 9 “Retrocession” of the consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

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

At January 1, 2026, our estimated largest PML at a 1-in-250-year return period for a single event and in aggregate was $138.8 million and $151.2 million, respectively, both relating to the peril of North Atlantic Hurricane, compared to $116.3 million and $129.1 million, respectively, at January 1, 2025. Our PMLs increased as we grew our clients and accessed new business that met our profitability requirements.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions for both a single event loss and aggregate loss measures at the 1-in-250-year return period.

	January 1, 2026
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
North Atlantic Hurricane	$138,805	$151,247
Florida Hurricane	97,857	101,080
Southeast Hurricane (excluding Florida)	114,122	117,190
Gulf of Mexico Hurricane	70,841	71,377
Northeast Hurricane	86,217	89,067
North America Earthquake
California Earthquake	112,384	113,921
Pacific Northwest Earthquake	34,856	34,866
New Madrid Earthquake	17,924	17,924
Japan Earthquake	34,681	35,294
Japan Windstorm	19,612	20,386
Europe Windstorm	71,630	75,716

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

Holding Company

Greenlight Capital Re is a holding company with no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, Greenlight Capital Re’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay dividends and/or distributions is limited by:
•the applicable laws and regulations of the countries in which Greenlight Capital Re’s subsidiaries operate (see Note 19 “Statutory Requirements” to the consolidated financial statements);
•the need to maintain adequate capital levels to support our reinsurance operations; and
•the need to preserve our current “A (Excellent)” rating by A.M. Best.

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

Operating Subsidiaries

Our sources of funds from operating subsidiaries consist primarily of premium receipts (net of brokerage and ceding commissions), investment income, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest, and G&A expenses. Our reinsurance business inherently provides liquidity as premiums are received in advance of the time claims are paid. However, the amount of cash required to fund loss payments can fluctuate significantly from period to period due to the low frequency / high severity nature of certain types of reinsurance business we write.

The following table summarizes our sources and uses of funds:

	2025	2024
Total cash provided by (used in):
Operating activities	$210,212	$111,504
Investing activities	(149,170)	(96,562)
Financing activities	(65,138)	(21,240)
Effect of currency exchange on cash(1)	(1,259)	(345)
Net cash outflows	(5,355)	(6,643)
Cash, beginning of period	649,087	655,730
Cash, end of period	$643,732	$649,087
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 6 “Restricted Cash and Cash Equivalents” of the consolidated financial statements.

Cash provided by operating activities

The $98.7 million increase in cash provided by operating activities in 2025 compared to 2024 was driven mainly by the release of FAL and higher net income. We expect cash from operations to ebb and flow with our underwriting activities. Cash inflows from underwriting activities generally include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and LAE, payments of retrocession premiums, and operating expenses. Cash provided by operating activities may vary significantly from period to period due to the timing of these inflows and outflows.

Cash used in investing activities

The $52.6 million increase in cash used for investing activities was driven predominantly by the new fixed maturity investments transferred from restricted cash; offset partially by a lower net contribution to Solasglas in 2025.

Cash used in financing activities

Financing cash outflows in 2025 were driven mainly by the $9.8 million of share repurchases and $55.3 million of debt repayments. In 2024, we had $7.5 million of share repurchases and $13.8 million of debt repayments.

Capital Resources

The following table summarizes our debt and capital structure:

	2025	2024
Debt - outstanding principal	$5,000	$60,313
Shareholders’ equity	707,977	635,879
Total capital	$712,977	$696,192

Ratio of debt to shareholders’ equity	0.7%	9.5%

The ratio of debt to shareholders’ equity provides an indication of our leverage and capital structure, along with some insights into our financial strength. In addition to the above capital, we also have LOC facilities to support our reinsurance business operations where we are not licensed or admitted as a reinsurer (see Note 10 “Debt and Credit Facilities” of the consolidated financial statements for further information).

Debt

As a result of strong operating cash flows and a new Revolving Credit Facility, we repaid the Term loans in 2025. At December 31, 2025, we had $5.0 million of outstanding debt under the Revolving Credit Facility.

Total shareholders’ equity

Total shareholders’ equity increased by $72.1 million to $708.0 million since December 31, 2024. The increase was primarily due to the net income of $74.8 million reported for the year, coupled with $7.1 million of share-based compensation adjustment to additional paid-in capital. This was partially offset by $9.8 million of share repurchases in the open market at an average price of $13.76 per share.

At December 31, 2025, there were 33,897,709 outstanding ordinary shares, a decrease of 933,615 since December 31, 2024, mainly due to 714,044 shares repurchased and 376,686 forfeited restricted shares, offset partially by issuance of restricted shares and ordinary shares for vested RSUs.

We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. However, to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, or other general corporate purposes, we have a $200.0 million shelf registration (Form S-3 registration statement) filed with the SEC, which became effective on July 5, 2024, and will expire on July 1, 2027.

Contractual Obligations and Commitments

At December 31, 2025, our contractual obligations and commitments by period due were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating activities
Loss and loss adjustment expense reserves (1)	$391,056	$353,305	$126,803	$96,796	$967,960
Operating lease obligations (2)	698	1,252	1,213	—	3,163
Financing activities
Debt (principal payments) (3)	—	—	5,000	—	5,000
Total	$391,754	$354,557	$133,016	$96,796	$976,123
(1) Due to the nature of our reinsurance operations, the actual amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain. We have not taken into account corresponding reinsurance recoverable on unpaid amounts that would be due to us.
(2) See Note 17 “Commitments and Contingencies” of the consolidated financial statements.
(3) See Note 10 “Debt and Credit Facilities” of the consolidated financial statements.

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

The recognition of gross premiums written will vary based on the type of the reinsurance contract as follows:

•Excess of loss contracts: typically the contracts state premiums as a percentage of the subject premiums written by the client, subject to a minimum deposit premium. The minimum deposit premium is generally based on an estimate of subject premiums expected to be written by the client during the contract term. At the inception of the contract, we record the total contractual minimum deposit premium, which is subsequently adjusted when the actual subject premium is known. Generally, the adjustment to actual is not material on an aggregate basis.

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

We write mostly quota share reinsurance treaties. The following table provides a summary of our estimated gross premiums written for quota share reinsurance contracts incepting during the year:

	2025	2024	2023
Open Market segment	$439,982	$402,666	$358,230
Innovations segment	58,219	45,494	44,133
Property runoff	—	—	42,744
Total quota share estimated premiums	498,201	448,160	445,107
Consolidated gross premiums written	773,261	698,335	636,810
As of % of total consolidated	64%	64%	70%

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

Our loss and LAE reserves are composed of case reserves (based on claims reported to us), including ACR, and IBNR reserves. These reserves include the associated estimated claims handling costs. The following table summarizes our gross reserves for loss and LAE for each of the reportable segments, by line of business, and the runoff business at December 31, 2025:

	Case reserves	IBNR	Total loss and LAE reserves
Open Market segment:
Casualty	$59,759	$178,180	$237,939
Financial	30,653	41,603	72,256
Health	—	242	242
Multiline	39,580	203,284	242,864
Property	41,861	55,209	97,070
Specialty	38,787	180,980	219,767
Total Open Market segment	210,640	659,498	870,138
Innovations segment:
Casualty	752	33,601	34,353
Financial	3,197	4,229	7,426
Health	861	193	1,054
Multiline	15,228	34,421	49,649
Specialty	611	1,844	2,455
Total Innovations segment	20,649	74,288	94,937
Corporate (property business in runoff)	1,787	1,098	2,885
Total	$233,076	$734,884	$967,960
% of total	24%	76%	100%

We determine case reserve estimates based on loss reports received. We may establish ACR in excess of the case reserves reported by cedents if we believe the reported case reserve is inadequate based on other data points we may have. At December 31, 2025, we had no ACR. We determine our IBNR reserve estimates using standard actuarial methods and a combination of our own historical and current loss experience, insurance industry loss experience, assessments of pricing adequacy trends, and our professional judgment. In estimating our IBNR reserve, we estimate the total ultimate loss and LAE we expect to incur and subtract paid claims and case reserves.

The nature and extent of our judgment in the reserving process depend in part upon the type of business. Some of our contracts represent business with a low frequency of claims occurrence and a high potential loss severity, such as claims arising from natural catastrophes and large loss events. Given the nature of these events, traditional actuarial reserving methods may not be reliable indicators of the final outcome. As such, for contracts or losses of this type, we estimate the ultimate cost associated with a single loss event rather than perform analysis on the historical development patterns of past events to estimate the ultimate losses for an entire accident year. Specifically for catastrophe losses, we estimate our reserves for these large events on a by-contract basis by reviewing policies with known or potential exposure to a particular loss event.

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

We engage an independent third-party actuarial firm to perform a reserve review and opine on the reasonableness and adequacy of the aggregate loss reserves. We provide the third-party actuarial firm with our pricing models, reserving analysis, and other data. The actuarial firm may also inquire about the various assumptions and estimates used in the reserving analysis. The actuarial firm independently creates its own reserving models based on industry loss information, augmented by client-specific loss information and independent assumptions and estimates. Based on various reserving methodologies that the actuarial firm considers appropriate, it creates a loss reserve estimate for each segment in the portfolio. It recommends an aggregate loss reserve, including IBNR. In the event of material differences between our aggregated booked reserves and the actuarial firm's recommended reserves, the reserving committee would be notified, with the reserves adjusted as deemed appropriate. To date, there have been no material differences resulting from the external actuary’s reviews requiring adjustments to our booked reserves.

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

Please refer to Notes 2 “Significant Accounting Policies - Loss and Loss Adjustment Expense Reserves and Recoverable” and 8 “Loss and Loss Adjustment Expense Reserves” of our consolidated financial statements for a more detailed explanation of our loss reserving methodology and the loss development tables by accident year, respectively, as required under U.S. GAAP.

Investments Valuation
We carry our investment in Solasglas at fair value, based on the most recent net asset value (“NAV”) obtained from Solasglas’ third-party administrator. Further, Solasglas’ financial statements for the years ended December 31, 2025, 2024, and 2023 were subject to an independent audit in which Solasglas’ external auditors issued an unqualified opinion for these years (see “Report of Independent Registered Public Accounting Firm” in the Exhibits).

Our investment in fixed maturities are recognized at fair value. For the fixed maturity portfolio managed by a third party, all fixed maturity securities are classified as Level 2 except for US Treasury securities which are classified as Level 1. Refer to Note 7, “Fair Value Measurements” for the valuation methodologies used to determine the fair value of the fixed maturity securities by asset class. For the liquidity fund, as a practical expedient, the fair value is based on NAV obtained from the fund’s third party administrator.

Other investments in our consolidated balance sheets includes private investments that do not have readily determinable fair values. We determine private equity securities’ carrying value based on the original cost, less impairment, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting date, we qualitatively consider whether the investment is impaired on the basis of certain impairment indicators. If we determine that the equity security is impaired on the basis of the qualitative assessment and the estimated fair value is less than the carrying value, we recognize an impairment loss in “Net investment income (loss)” in the consolidated statements of operations. We determine realized gains and losses from other investments based on the specific identification method (by reference to cost or amortized cost, as appropriate). These gains and losses are also included in “Net investment income (loss)” in the consolidated statements of operations. Refer to Innovations Segment - Net Investment Loss in the MD&A, for the valuation techniques and key inputs used by management to calculate the fair value of certain private equity investments during 2025 as a result of our impairment review.

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

Equity Price Risk

At December 31, 2025, our investments consisted primarily of an investment in Solasglas. Among Solasglas’ holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon closing a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of Solasglas’ investment strategy. At December 31, 2025, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $18.5 million (2024: $13.9 million) unrealized loss in our investment in Solasglas.

Commodity Price Risk

Generally, market prices of commodities are subject to fluctuation. Solasglas’ investments periodically include long or short investments in commodities or derivatives directly impacted by fluctuations in the prices of commodities. At December 31, 2025, Solasglas’ investments incorporate unhedged exposure to changes in gold, uranium, and crude oil prices.

The following table summarizes the net impact that a 10% adverse movement in commodity prices would have on the fair value of Solasglas’ investment portfolio at December 31, 2025. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in the Solasglas’ investment portfolio.

At December 31,	2025	2024
Gold	$(9,074)	$(5,874)
Copper	(1,770)	(706)
Uranium	(574)	(427)
Total	$(11,418)	$(7,007)
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

The following table table presents a sensitivity analysis of our total net foreign currency exposures presented in USD equivalent:

	GBP	EUR	Other	Total
At December 31, 2025
Reinsurance assets (liabilities)	$70,299	$(27,226)	$1,196	$44,269
Cash and cash equivalents	8,068	2,761	3,955	14,784
Net foreign currency exposure	$78,367	$(24,465)	$5,151	$59,053

Pre-tax impact of hypothetical 10% increase in USD	$(7,837)	$2,447	$(515)	$(5,905)

At December 31, 2024
Reinsurance assets (liabilities)	$36,677	$(23,624)	$(3,191)	$9,862
Cash and cash equivalents	17,149	1,315	824	19,288
Net foreign currency exposure	$53,826	$(22,309)	$(2,367)	$29,150

Pre-tax impact of hypothetical 10% increase in USD	$(5,383)	$2,231	$237	$(2,915)

Investment in Solasglas

We may also be exposed to foreign currency risk through Solasglas’ underlying cash, forwards, options, and investments in securities denominated in foreign currencies. At December 31, 2025, most of Solasglas’ currency exposures resulting from foreign-denominated securities (longs and shorts) were reduced by offsetting cash balances denominated in the corresponding foreign currencies.

At December 31, 2025, a 10% increase in the value of the U.S. dollar against foreign currencies (mostly Euro) would result in a $3.2 million unrealized loss on our investment in Solasglas (2024 - negligible).

Interest Rate Risk

The primary market risk exposure for any debt instrument is interest rate risk, including credit spreads.

Investment in Solasglas

Our investment in Solasglas includes interest-rate sensitive securities, such as corporate and sovereign debt instruments and interest rate derivatives. At December 31, 2025, a 100 basis points increase in interest rates would result in a $20.5 million unrealized loss on our investment in Solasglas (2024: negligible). The significant increase compared to 2024 was due to Solasglas’s long position in three-month Secured Overnight Financing Rate (“SOFR”) futures.

Fixed Maturities

The following table presents the estimated pre-tax impact on the fair value of fixed maturities due to an increase in the U.S. yield curve of 100 basis points and an additional 100 basis points credit spread widening for corporate debt, ABS, non-agency RMBS, and municipal bond securities.

		Potential adverse change in fair value
	Fair value	Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total
At December 31, 2025
U.S. government and agencies	$17,979	$(436)		$(436)
Agency RMBS	18,258	(485)		(485)
Securities exposed to credit spreads:
Corporate bonds	9,769	(297)	(306)	(603)
ABS	5,565	(53)	(102)	(155)
Non-agency RMBS	600	(30)	(29)	(59)
Municipal bonds	857	(30)	(30)	(60)
Total fixed maturity portfolio	$53,028	$(1,331)	$(467)	$(1,798)

U.S. government agencies and agency RMBS have a limited range of spread widening. Accordingly, 100 basis points of spread widening for these securities is highly improbable under normal market conditions.

The interest rate risk exposure relating to the Liquidity fund is minimal due to the short duration nature of the underlying fixed maturity securities.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15(d)-15 of the Exchange Act at December 31, 2025. Based on upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2025.

Deloitte Ltd., an independent registered public accounting firm, which has audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, as required under this Item 9A, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Greenlight Capital Re, Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Greenlight Capital Re, Ltd. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 9, 2026, expressed an unqualified opinion on those financial statements.

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
March 9, 2026

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

During the three months ended December 31, 2025, we did not have any Rule 10b5-1 trading arrangements or any “non-Rule 10b5-1 arrangements” (as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K

Page
(a)(1)	Financial Statements
	Report of Independent Registered Public Accounting Firm (on the consolidated financial statements) (Deloitte Ltd.; PCAOB ID#5230)	F-1
	Report of Independent Registered Public Accounting Firm (on the financial statements of Solasglas Investments, LP) (Ernst & Young Ltd.; Grand Cayman, Cayman Islands; PCAOB ID#1655)	F-3
	Consolidated Balance Sheets as of December 31, 2025 and 2024	F-4
	Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023	F-5
	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2025, 2024, and 2023	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	F-7
	Notes to the Consolidated Financial Statements	F-8
(a)(2)	Financial Statement Schedules*
	Schedule I – Summary of Investments — Other Than Investments in Related Parties	F-56
	Schedule II – Condensed Financial Information of Registrant	F-57
	Schedule III – Supplementary Insurance Information	F-59
	Schedule IV – Supplementary Reinsurance Information	F-60
(a)(3)	The exhibits required to be filed by this Item 15. are set forth in the Exhibit Index accompanying this report.
The financial statements of Solasglas Investments, LP required by Rule 3-09 of Regulation S-X are included in this filing as Exhibit 99.1.
*Schedules V and VI have been omitted as the information is provided in Note 8. “Loss and Loss Adjustment Expense Reserves”.

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

10.19 (1)	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Unit Award (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement No 333-231214 filed on May 3, 2019).
10.20
Second Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, between DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, a Designated Activity Company, Greenlight Capital Re, Ltd. and the initial limited partner, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-Q filed on May 7, 2025).

10.21
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

10.22
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

10.23 (1)	Employment Offer, dated March 23, 2009, by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K filed on March 9, 2020).
10.24 (1)
Amendment to Employment Offer entered into as of October 31, 2018 by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed on March 9, 2020).

10.25 (1)
Second Amendment to Employment Offer entered into September 10, 2019, by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.56 of the Company’s Form 10-K filed on March 9, 2020).

10.26
Letter Agreement between Greenlight Reinsurance, Ltd, Greenlight Reinsurance Ireland, DAC, DME Advisors II, LLC and DME Advisors LP, effective July 1, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed August 5, 2020).

10.27	Greenlight Capital Re, Ltd. Share Ownership and Retention Policy for Executives and Non-Employee Directors (incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K filed August 3, 2021)
10.28 (1)	Greenlight Capital Re, Ltd., Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2025)
10.29 (1)
Amended and Restated Employment Agreement, dated as of March 6, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Faramarz Romer (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 9, 2023).

10.30 (1)
Employment Agreement dated March 6, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and David Sigmon (incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K filed on March 5, 2024).

10.31
Credit Agreement, dated as of June 16, 2023, among the Company, as borrower, the subsidiaries of the Company party thereto, as subsidiary guarantors, the lenders party thereto, and CIBC Bank USA, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 22, 2023).

10.32 (1)
Employment Agreement, dated as of November 3, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Greg Richardson (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 11, 2023).

10.33 (1)
Deed of Settlement and Release, dated as of November 3, 2023, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Simon Burton (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on November 11, 2023).

10.34
Credit Agreement, dated as of December 22, 2023, by and between Greenlight Reinsurance, Ltd. and CIBC Bank USA, as lender (incorporated by reference to Exhibit 10.39 of the Company’s Form 10-K filed March 5, 2024).

10.35 (1)
Stock Option Agreement by and between Greenlight Capital Re, Ltd. and Gregory Richardson dated January 4, 2024 (incorporated by reference to Exhibit 10.39 of the Company’s Form 10-K filed March 10, 2025).

10.36
Continuing Letter of Credit Agreement, dated as of December 17, 2024, by and between HSBC Bank USA, National Association and Greenlight (incorporated by reference to Exhibit 10.42 of the Company’s Form 10-K filed March 10, 2025).

10.37
Amendment and Restatement Agreement, dated as of December 19, 2024, by and between Greenlight and Citibank Europe plc (incorporated by reference to Exhibit 10.43 of the Company’s Form 10-K filed March 10, 2025).

10.38
Fee Letter for Issuance of Credits, dated as of December 19, 2024, by and between Citibank Europe plc and Greenlight (incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K filed March 10, 2025).

10.39
Insurance Letters of Credit – confirmation of uncommitted facility amount, dated as of December 19, 2024, from Citibank Europe plc to Greenlight (incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K filed March 10, 2025).

10.40 (1)	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Unit Award (incorporated by reference to Exhibit 10.46 of the Company’s Form 10-K filed March 10, 2025).
10.41 (1)	Greenlight Capital Re, Ltd. Form of Directors’ Restricted Stock Unit Award (incorporated by reference to Exhibit 10.47 of the Company’s Form 10-K filed March 10, 2025).
10.42 (1)
Transfer of Patrick O’Brien’s employment from Greenlight Reinsurance Ireland DAC to Greenlight Re Ireland Services Limited (incorporated by reference to Exhibit 10.48 of the Company’s Form 10-K filed March 10, 2025).

10.45	First Amendment to Credit Agreement with CIBC Bank USA (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 3, 2025).
10.46	Facility Letter with Citibank Europe Plc (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 3, 2025).
10.47	Master Agreement relating to the Facility Letter with Citibank Europe Plc (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 3, 2025).
19.1	Insider Trading Policy
21.1	Subsidiaries of the registrant.
23.1	Consent of Deloitte Ltd.
23.2	Consent of Ernst & Young Ltd.
24.1	Power of Attorney (included as part of signature page hereto)
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Greenlight Capital Re, Ltd. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K filed on March 5, 2024).
99.1*	Audited Financial Statements of Solasglas Investments, LP as of and for the year ended December 31, 2025
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

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
March 9, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2026.

Signature	Title

/s/ GREGORY RICHARDSON	Chief Executive Officer, Director
Gregory Richardson	(Principal Executive Officer)

/s/ FARAMARZ ROMER	Chief Financial Officer
Faramarz Romer	(Principal Financial Officer)

/s/ STEVEN ARCHAMBAULT	Chief Accounting Officer
Steven Archambault	(Principal Accounting Officer)

/s/ DAVID EINHORN	Chair of the Board
David Einhorn

/s/ JOHNNY FERRARI	Director
Johnny Ferrari

/s/ URSULINE FOLEY	Director
Ursuline Foley

/s/ LEONARD GOLDBERG	Director
Leonard Goldberg

/s/ VICTORIA GUEST	Director
Victoria Guest

/s/ IAN ISAACS	Director
Ian Isaacs

/s/ BRYAN MURPHY	Director
Bryan Murphy

/s/ JOSEPH PLATT	Director
Joseph Platt

/s/ DANIEL ROITMAN	Director
Daniel Roitman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Greenlight Capital Re, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

We did not audit the financial statements of Solasglas Investments, LP, an equity method investment of the Company, as of December 31, 2025 and 2024, and for each of the three years in period ended December 31, 2025. The Company’s investment in Solasglas Investments, LP as of December 31, 2025 and 2024 was $504.6 million and $387.1 million, respectively, and its equity in net income of Solasglas Investments, LP was $35.7 million, $33.6 million and $28.7 million for the years ended December 31, 2025, 2024 and 2023. The financial statements of Solasglas Investments, LP were audited by Ernst & Young Ltd. whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Solasglas Investments, LP, is based solely on the report of Ernst & Young Ltd.

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

Loss and loss adjustment expense reserves - Refer to Notes 2 and 8 to the consolidated financial statements

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
March 9, 2026

We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm

The General Partner
Solasglas Investments, LP

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Solasglas Investments, LP (the “Partnership”), including the condensed schedules of investments, as of December 31, 2025 and 2024, the related statements of operations and performance allocation, changes in partners’ capital and cash flows for the years ended December 31, 2025, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2025 and 2024, and the results of its operations, changes in its partners’ capital and its cash flows for the years ended December 31, 2025, 2024 and 2023 in conformity with U.S. generally accepted accounting principles.

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
Grand Cayman, Cayman Islands
March 9, 2026

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2025	December 31, 2024
Assets
Investments
Investment in related party investment fund, at fair value	$504,555	$387,144
Fixed maturity investments, at fair value	65,609	—
Other investments	62,911	73,160
Total investments	633,075	460,304
Cash and cash equivalents	111,756	64,685
Restricted cash and cash equivalents	531,976	584,402
Reinsurance balances receivable	664,381	704,483
Reinsurance recoverable on unpaid loss and loss adjustment expenses	81,392	85,790
Deferred acquisition costs	99,954	82,249
Unearned premiums ceded	39,223	29,545
Other assets	8,026	4,765
Total assets	$2,169,783	$2,016,223
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$967,960	$860,969
Unearned premium reserves	361,704	324,551
Reinsurance balances payable	95,853	105,892
Funds withheld	16,105	21,878
Other liabilities	15,460	6,305
Debt	4,724	60,749
Total liabilities	1,461,806	1,380,344
Commitments and Contingencies (Note 17)
Shareholders' equity
Preferred share capital (par value $0.10; none issued)	—	—
Ordinary share capital (par value $0.10; issued and outstanding, 33,897,709) (2024: par value $0.10; issued and outstanding, 34,831,324)	3,390	3,483
Additional paid-in capital	478,910	481,551
Retained earnings	225,677	150,845
Total shareholders' equity	707,977	635,879
Total liabilities and equity	$2,169,783	$2,016,223

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2025, 2024, and 2023
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2025	2024	2023
Revenues
Gross premiums written	$773,261	$698,335	$636,810
Gross premiums ceded	(81,852)	(77,070)	(42,762)
Net premiums written	691,409	621,265	594,048
Change in net unearned premium reserves	(30,265)	(1,311)	(10,901)
Net premiums earned	661,144	619,954	583,147
Income from investment in related party investment fund (see Note 3 )	35,711	33,605	28,696
Net investment income	24,457	45,954	43,408
Foreign exchange gains (losses)	8,465	(5,606)	11,566
Other income	—	2,119	265
Total revenues	729,777	696,026	667,082
Expenses
Net loss and loss adjustment expenses incurred	411,592	427,269	360,004
Acquisition costs	184,853	176,775	168,877
Underwriting expenses	28,627	22,857	19,587
Corporate and other expenses	21,607	16,377	23,653
Deposit interest expense	421	3,347	2,687
Interest expense	4,366	5,836	5,344
Total expenses	651,466	652,461	580,152
Income before income tax	78,311	43,565	86,930
Income tax expense	(3,479)	(749)	(100)
Net income	$74,832	$42,816	$86,830
Earnings per share ("EPS"):
Basic	$2.21	$1.26	$2.55
Diluted	$2.17	$1.24	$2.50
Weighted average number of ordinary shares used in the determination of EPS:
Basic	33,816,820	34,097,572	34,067,974
Diluted	34,502,525	34,653,453	34,797,859

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 For the years ended December 31, 2025, 2024, and 2023
(expressed in thousands of U.S. dollars)

	2025	2024	2023
Ordinary share capital
Balance - beginning of period	$3,483	$3,534	$3,482
Issued (forfeited) shares, net	(21)	4	52
Repurchase of ordinary shares	(72)	(55)	—
Balance - end of period	3,390	3,483	3,534
Additional paid-in capital
Balance - beginning of period	481,551	484,532	478,439
Repurchase of ordinary shares	(9,753)	(7,433)	—
Share-based compensation expense	7,112	4,452	6,093
Balance - end of period	478,910	481,551	484,532
Retained earnings
Balance - beginning of period	150,845	108,029	21,199
Net income	74,832	42,816	86,830
Balance - end of period	225,677	150,845	108,029
Total shareholders' equity	$707,977	$635,879	$596,095

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2025, 2024, and 2023
(expressed in thousands of U.S. dollars)

	2025	2024	2023
Cash flows from operating activities
Net income	$74,832	$42,816	$86,830
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Income from investments in related party investment fund	(35,711)	(33,605)	(28,696)
Net realized and unrealized losses (gains) on investments	11,665	918	(1,738)
Share-based compensation expense	7,091	4,456	6,145
Accretion of debt offering costs, net of change in interest accruals	(712)	1,220	(1,696)
Net realized gain on repurchases of convertible senior notes payable	—	—	(265)
Net realized and unrealized losses (gains) on derivatives	—	(335)	577
Net change in:
Reinsurance balances receivable	40,102	(85,082)	(113,845)
Reinsurance recoverable on unpaid loss and loss adjustment expenses	4,398	(60,103)	(12,449)
Deferred acquisition costs	(17,705)	(2,293)	2,435
Unearned premiums ceded	(9,678)	(12,284)	892
Loss and loss adjustment expense reserves	106,991	199,415	106,086
Unearned premium reserves	37,153	18,241	(1,510)
Reinsurance balances payable	(10,039)	36,909	(36,152)
Funds withheld	(5,773)	4,589	(4,618)
Other items, net	7,598	(3,358)	5,511
Net cash provided by operating activities	210,212	111,504	7,507
Cash flows from investing activities
Proceeds from redemptions of investment in Solasglas	14,000	34,000	78,997
Contributions to investment in Solasglas	(95,700)	(128,649)	(130,994)
Purchases of fixed maturity investments	(65,632)	—	—
Sale of fixed maturity investments	69	—	—
Purchases of other investments	(4,100)	(1,730)	(7,136)
Proceeds from sale of other investments	2,634	889	6,000
Purchases of other assets	(441)	(1,072)	—
Net cash used in investing activities	(149,170)	(96,562)	(53,133)
Cash flows from financing activities
Repurchase of ordinary shares	(9,825)	(7,488)	—
Repayment of debt	(55,313)	(13,752)	(947)
Proceeds from Term Loans	—	—	75,000
Repayment of convertible senior notes payable	—	—	(62,147)
Repurchase of convertible senior notes payable	—	—	(17,198)
Net cash used in financing activities	(65,138)	(21,240)	(5,292)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,259)	(345)	100
Decrease in cash, cash equivalents and restricted cash	(5,355)	(6,643)	(50,818)
Cash, cash equivalents and restricted cash at beginning of the period	649,087	655,730	706,548
Cash, cash equivalents and restricted cash at end of the period	$643,732	$649,087	$655,730
Supplementary information:
Interest paid in cash	$4,756	$5,190	$5,121
Income tax paid (refund received) in cash (see Note 15)	$1,222	$223	$(1,022)

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2025, 2024, and 2023

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

Greenlight Capital Re, Ltd. (“GLRE” and, together with its wholly-owned subsidiaries, the “Company”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. At December 31, 2025, the Company has the following wholly-owned subsidiaries:

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

•Greenlight Re Marketing (UK) Limited, domiciled in the United Kingdom (“U.K.”) since 2020, is a U.K. company formed to expand GLRE’s presence in the Lloyd’s of London market (“Lloyd’s”).

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

Additionally, through Syndicate 3456, Greenlight Re provides a (re)insurance platform to its portfolio of strategic partnerships. Domiciled in the U.K. since 2022, Syndicate 3456 is authorized to underwrite under the Lloyd’s syndicate-in-a-box model.

The ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol “GLRE.”

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of GLRE and the financial statements of its wholly-owned subsidiaries, and all significant intercompany transactions and balances have been eliminated on consolidation.

The following amounts in the prior period consolidated financial statements have been reclassified to conform to the presentation of the current consolidated financial statements:
•In 2025, the Company updated its definition of CAT event loss to be any individual CAT loss in excess of $5 million, net of reinsurance recoveries. For the various U.S. tornadoes (including severe convective storms), the Company has aggregated these and reported the total as CAT loss in Note 8 and under the

“Corporate” column in the segment reporting tables in Note 18. Accordingly, the comparative prior years’ CAT loss disclosures have been recast to conform with this change.

In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of December 31, 2025 and for the comparative periods presented.

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

Investments

Investment in related party investment fund

The Company records its investment in the related party investment fund based on fair value using the net asset value (“NAV”) practical expedient, with the Company’s share of the fund’s net income (loss) reported as “Income (loss) from investment in related party investment fund” in the consolidated statements of operations.

Fixed Maturity Investments

Investments in fixed maturity securities, including a liquidity fund, are classified as trading and are reported at fair value. Investment transactions are recorded on the trade date with balances pending settlement reflected in the consolidated balance sheets as other assets for investments sold or as other liabilities for investments purchased. Fair values of fixed maturity securities are based on pricing data received from third parties. Fair value of liquidity fund is based on the reported NAV.

The interest income, net realized gains (losses), and unrealized gains (losses) on fixed maturities are included in net investment income in the consolidated statements of operations. Realized gains or losses on the sale of fixed maturity investments are determined on the basis of the first in first out cost method.

Other investments

The Company’s other investments consist of private investments.

The Company measures its private equity investments without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from identical or similar investments of the same issuers (the “measurement alternative”), with such changes recognized in “Net investment income (loss)” in the consolidated statements of operations. The Company considers the need for impairment on a by-investment basis based on certain indicators. Under the measurement alternative, the Company makes two types of valuation adjustments:

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

The Company measures its private debt (including convertible debt) investments at amortized cost, which approximates fair value.

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

Loss and Loss Adjustment Expense Reserves and Recoverable

The Company’s loss and loss adjustment expense (“LAE”) reserves are composed of:

●	case reserves for loss and LAE resulting from claims notified to the Company by its clients; and
●	additional case reserves in excess of the case reserves reported by cedents based on the Company’s internal assessment; and
●	reserves for estimated loss and LAE incurred by insureds and reinsureds but not yet reported (“IBNR”) to the Company, including unknown future developments on loss and LAE that are known to the Company.
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

For losses stemming from exposure to natural perils, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. Estimates for IBNR losses are added to the case reserves as the Company deems appropriate. See Note 8 for a summary of the Company’s estimation process for CAT events.

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

The Company does not typically experience material claims processing backlogs, although such backlogs may occur following a major catastrophic event. At December 31, 2025, and 2024, the Company did not have a material backlog in its claims processing.

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

Any realized and unrealized gains or losses from private investments (included in other investments) are determined on the basis of the specific identification method (by reference to cost or amortized cost, as appropriate). Additionally, net investment income (loss) includes realized and unrealized gains (losses) on derivative instruments.

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

Foreign Exchange

The reporting and functional currency of the Company and all its significant subsidiaries is the U.S. dollar. The Company records foreign currency transactions at the exchange rates in effect on the transaction date. Monetary assets and liabilities in foreign currencies are converted at the exchange rate in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are carried at their historical exchange rate.

Other Assets

The Company’s other assets consist primarily of prepaid expenses, right-of-use lease assets, leasehold improvements, derivative assets, taxes recoverable, and deferred tax assets.

Other Liabilities

The Company’s other liabilities consist primarily of accruals for legal and other professional fees, employee bonuses and severances, taxes payable, deferred tax liabilities, derivative liabilities, and lease liabilities.

Comprehensive Income (Loss)

The Company has no comprehensive income or loss other than the net income or loss disclosed in the consolidated statements of operations.

Earnings (Loss) Per Share (“EPS”)

The Company calculates EPS in accordance with FASB ASC Topic 260, Earnings per Share. Basic EPS is based on weighted average common shares and exclude any dilutive securities (e.g. stock options, and RSUs). Diluted EPS assumes the exercise/conversion of all dilutive securities.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted

In December 2023, FASB issued ASU 2023-09, Income Taxes Topic (740) - Improvements to Income Tax Disclosures, which provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. While early adoption is permitted, a public company should apply the amendments prospectively. The Company adopted this ASU for the annual reporting period beginning on January 1, 2025 on a prospective basis, which did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU 2024-03 requires more detailed disclosures about the type of expenses (including purchases of inventory, employee compensation, and depreciation / amortization) in commonly presented expense captions in the consolidated income statements (e.g. cost of sales, general and administrative expenses, and research and development). ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the disclosure impact of this guidance.

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

The Company’s maximum exposure to loss relating to Solasglas is limited to GLRE’s share of Partners’ capital in Solasglas. At December 31, 2025, GLRE’s share of Partners’ capital in Solasglas was $504.6 million (December 31, 2024: $387.1 million), representing 81.4% (December 31, 2024: 77.9%) of Solasglas’ total capital, and 71.3% (December 31, 2024: 60.9%) of the Company’s total shareholders’ equity. DME II held the remaining 18.6% (December 31, 2024: 22.1%) of Solasglas’ total capital. The investment in Solasglas is recorded at the GLRE Limited Partners’ share of Solasglas’ capital as reported by Solasglas’ third-party administrator. The GLRE Limited Partners can redeem their investment from Solasglas for operational purposes by providing 3 business days’ notice to DME II. At December 31, 2025, the majority of Solasglas’ long investments were composed of cash and publicly-traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of Solasglas’ income from operations for the years ended December 31, 2025, 2024, and 2023, was $35.7 million, $33.6 million, and $28.7 million, respectively, and shown in the caption “Income from investment in related party investment fund” in the Company’s consolidated statements of operations.

The Company has determined that for its fiscal year ended December 31, 2025, the Company’s investment in Solasglas met at least one of the conditions of a significant subsidiary under SEC’s Regulation S-X, Rule 3-09. Accordingly, the audited financial statements for Solasglas have been attached as an exhibit (Exhibit 99.1) to this Form 10-K.

The summarized financial statements of Solasglas are presented below.

Summarized Statements of Financial Condition of Solasglas Investments, LP

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value	$600,837	$504,828
Derivative contracts, at fair value	22,384	8,925
Due from brokers	281,505	188,296
Cash and cash equivalents	—	40,354
Interest and dividends receivable	1,463	1,536
Total assets	906,189	743,939
Liabilities
Investments sold short, at fair value	(275,794)	(234,977)
Derivative contracts, at fair value	(6,670)	(4,452)
Capital withdrawals payable	(1,010)	(4,000)
Interest and dividends payable	(2,528)	(3,218)
Accrued expenses and other liabilities	(178)	(180)
Total liabilities	(286,180)	(246,827)

Partners' capital	$620,009	$497,112

GLRE’s share of Partners' capital	$504,555	$387,144

Summarized Statements of Operations of Solasglas Investments, LP

Year ended December 31,	2025	2024	2023
Investment income
Dividend income (net of withholding taxes)	$5,830	$3,108	$1,869
Interest income	17,087	14,103	9,211
Total Investment income	22,917	17,211	11,080

Expenses
Management fee	(6,928)	(6,074)	(4,766)
Interest	(11,371)	(4,365)	(6,969)
Dividends	(3,264)	(4,593)	(2,802)
Research and operating	(1,726)	(1,568)	(1,750)
Total expenses	(23,289)	(16,600)	(16,287)
Net investment income (loss)	(372)	611	(5,207)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(5,275)	97,865	(1,394)
Net change in unrealized appreciation (depreciation)	57,016	(46,316)	55,279
Net gain on investment transactions	51,741	51,549	53,885

Net increase in Partners' capital (1)	$51,369	$52,160	$48,678

GLRE’s share of the increase in Partners' capital	$35,711	$33,605	$28,696

1 The net increase in Partners’ capital is net of management fees and performance allocation presented below:

Year ended December 31,	2025	2024	2023
Management fees	$6,928	$6,074	$4,766
Performance allocation	3,968	3,734	3,188
Total	$10,896	$9,808	$7,954

See Note 16 for further details on management fees and performance allocation.

4. FIXED MATURITY INVESTMENTS

For certain regulatory trust accounts used as collateral for reinsurance clients, the funds are invested in fixed maturity securities. Accordingly, these investments are restricted for reinsurance clients.

The following table summarizes the fair value of fixed maturity investments:

December 31, 2025
Fixed maturity securities:
U.S. government and agencies	$17,979
Agency residential mortgage-backed securities ("RMBS")	18,258
Corporate bonds	9,769
Asset-back securities ("ABS")	5,565
Non-agency RMBS	600
Municipal bonds	857
Total fixed maturity securities	53,028
Liquidity fund	12,581
Total fixed maturity investments, at fair value	$65,609

There were no fixed maturity securities at December 31, 2024.

The following table summarizes the net realized and unrealized gains (losses) for the fixed maturity investments:

Year ended December 31,	2025
Net realized gains (losses)	$—
Change in net unrealized gains (losses)	49
Net realized and unrealized gains (losses) for fixed maturity investments	$49

5.     OTHER INVESTMENTS

Portfolio

The Company’s other investments primarily consist of Innovations-related private investments supporting technology innovators in the (re)insurance market (See Note 18).

At December 31, 2025	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private equity securities	$29,787	$38,086	$(6,054)	$—	$61,819
Private debt securities	1,585	—	(572)	79	$1,092
Total other investments	$31,372	$38,086	$(6,626)	$79	$62,911

At December 31, 2024	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private equity securities	$28,111	$51,076	$(7,320)	$—	$71,867
Private debt securities	2,713	—	(1,510)	90	$1,293
Total other investments	$30,824	$51,076	$(8,830)	$90	$73,160

Private equities

Measurement alternative

During the years ended December 31, 2025, 2024, and 2023, the Company made further investments in equity securities in privately held entities that do not have readily determinable fair values. In accordance with ASC 321-10-35-2, the Company has elected to apply the measurement alternative to these new investments.

Adjustments for observable price changes and impairments

The Company recognized the following adjustments to the carrying values of the private investments and unlisted equity securities, resulting from observable price changes in orderly transactions and impairments:

	2025	2024	2023
Upward adjustments (1)	$8,072	$2,908	$7,262
Downward adjustments and impairments(2)	$(21,757)	$(3,311)	$(5,003)

(1) The cumulative upward adjustments from inception to December 31, 2025, for outstanding holdings totaled $59.7 million.
(2) The cumulative downward adjustments and impairments from inception to December 31, 2025, for outstanding holdings totaled $29.6 million.

For certain impairment charges in the above table, the Company used valuation models to estimate the fair value, which incorporated significant unobservable inputs including projected cash flows provided by the investee’s management, discount rates, growth rates, volatility assumptions, and current market multiples.

Debt securities

During the year ended December 31, 2025, the Company recognized impairment charges of $0.6 million (2024: $1.1 million, 2023: $0.5 million) relating to private debt securities.

Net investment income

The following table summarizes the change in unrealized gains (losses) and the realized gains (losses) for the Company’s other investments, which are included in “Net investment income” in the consolidated statements of operations (see Note 14):

Year ended December 31,	2025	2024	2023
Gross realized gains	$2,148	$346	$7
Gross realized losses	(3,065)	(1,332)	(811)
Net realized gains (losses)	$(917)	$(986)	$(804)
Change in unrealized gains	(10,797)	68	2,542
Net realized and unrealized gains (losses) on other investments	$(11,714)	$(918)	$1,738

6.     RESTRICTED CASH AND CASH EQUIVALENTS

The following table shows the breakdown of the Company’s restricted cash and cash equivalents, along with a reconciliation of the total cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows:

	December 31, 2025	December 31, 2024
Restricted cash and cash equivalents:
Cash securing trust accounts	$204,129	$256,796
Cash securing letters of credit issued	310,688	312,855
Cash securing debt facility	10,000	10,000
Other	7,159	4,751
Total restricted cash and cash equivalents	531,976	584,402
Cash and cash equivalents	111,756	64,685
Total cash, cash equivalents, and restricted cash	$643,732	$649,087

Where the Company operates as a non-admitted carrier in certain foreign jurisdictions, regulatory trust accounts and letters of credit are issued to cedents. Additionally, the Company has provided cash collateral for the Revolving Credit Facility (see Note 10).

7.     FAIR VALUE MEASUREMENTS

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

Assets measured at fair value on a nonrecurring basis

At December 31, 2025 and 2024, the Company held $53.3 million and $63.4 million, respectively, of private equities measured at fair value on a nonrecurring basis. At December 31, 2025, the Company held $9.6 million (2024: $8.5 million) of private equities measured at cost. The Company classifies these investments as Level 3 within the fair value hierarchy.

The following table summarizes the periods between the most recent fair value measurement dates and December 31, 2025, for the private equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
Fair values measured on a nonrecurring basis	$25,197	$4,376	$23,712	$53,285

Assets measured at fair value on a recurring basis

Fixed maturity investments

The following table summarizes the fair value hierarchy for the Company’s fixed maturity portfolio.

At December 31, 2025	Level 1	Level 2	Level 3	Total
U.S. government and government agencies	$11,988	$5,991	$—	$17,979
Agency RMBS	—	18,258	—	18,258
Corporate bonds	—	9,769	—	9,769
ABS	—	5,565	—	5,565
Non-agency RMBS	—	600		600
Municipal bonds	$—	$857	$—	857
Total	$11,988	$41,040	$—	$53,028

The following describes the valuation methodologies used to determine the fair value of the fixed maturity securities by asset class:

•U.S. government and government agencies: include bonds issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”). The fair value of U.S. Treasury securities is based on unadjusted quoted market prices in active markets; accordingly, these are classified as Level 1. The fair value of U.S. government agency securities is determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads are observable market inputs, these are classified as Level 2.

•RMBS: consist of bonds issued by FNMA, FHLMC, and GNMA. The fair value of these securities is priced using a mortgage pool specific model which uses daily inputs from the active to be announced market and the spread associated with each mortgage pool based on vintage. As the significant inputs used to price these securities are observable market inputs, these are classified as Level 2.

•Corporate bonds: consist of investment grade debt of a variety of corporate issuers and industries. The fair value for these securities is generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, these are classified as Level 2.

•ABS: include investment grade bonds backed by pools of loans with a variety of underlying collateral, including auto loans, credit card receivables, and collateralized loan obligations, originated by a variety of financial institutions. The fair value of these securities is determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, these are classified as Level 2.

•Municipal bonds: consist revenue bonds and general obligation bonds by U.S. domiciled state and municipal entities. The fair value for these securities is determined using spreads obtained from the new issue market, trade prices, and broker-dealers quotes. As the significant inputs used to price these securities are observable market inputs, these are classified as Level 2.

The fair value for the liquidity fund is based on the NAV published by the fund and therefore the fair value of this fund has not been classified within the fair value hierarchy. The liquidity fund has daily redemption with proceeds available the next day.

Derivative financial instruments

The Company used interest rate swaps in connection with its risk management activities to hedge 50% of the interest rate risk relating to the outstanding Term Loans (see Note 10). As a result of the new Revolving Credit Facility, the Company has terminated this hedging program in August 2025.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized unrealized gain of nil, unrealized gain of $0.4 million, and an unrealized loss of $0.6 million, respectively, for the above derivatives. This is included in “Interest expense” in the consolidated statements of operations and is reported as “Net realized and unrealized losses (gains) on derivatives” in the consolidated statements of cash flows.

Financial Instruments Disclosed, But Not Carried, at Fair Value

At December 31, 2025, the carrying value of private debt securities (see Note 4) and the outstanding debt under the Revolving Credit Facility (see Note 10) approximates their fair values. The Company classifies these financial instruments as Level 2 within the fair value hierarchy.

8.     LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and LAE reserves were composed of the following:

	December 31, 2025	December 31, 2024
Case reserves	$233,076	230,633
IBNR	734,884	630,336
Total	$967,960	$860,969

Reserve Roll-forward

The following provides a reconciliation of the Company’s beginning and ending gross and net reserves for loss and LAE:

Year ended December 31,	2025	2024	2023
Gross balance at January 1	$860,969	$661,554	$555,468
Less: Losses recoverable	(85,790)	(25,687)	(13,239)
Net balance at January 1	775,179	635,867	542,229
Incurred losses related to:
Current year	399,200	406,465	348,798
Prior years	12,392	20,804	11,206
Total incurred	411,592	427,269	360,004
Paid losses related to:
Current year	(42,615)	(63,448)	(75,678)
Prior years	(275,796)	(218,973)	(198,613)
Total paid	(318,411)	(282,421)	(274,291)
Foreign exchange and translation adjustment	18,208	(5,536)	7,926
Net balance at December 31	886,568	775,179	635,867
Add: Losses recoverable (see Note 9)	81,392	85,790	25,687
Gross balance at December 31	$967,960	$860,969	$661,554

Estimates for Catastrophe Events

At December 31, 2025 and 2024, the Company’s net reserves for losses and LAE include estimated amounts for several catastrophe and weather-related events (the “CAT losses”).

The determination of the net reserves for losses and LAE related to CAT events represent the Company’s best estimate of losses and LAE that have been incurred at December 31, 2025, and 2024. The determination of these net reserves for losses and LAE is estimated by management after a catastrophe occurs by completing an in-depth analysis of individual contracts which could potentially have been impacted by the CAT event. This in-depth analysis may rely on several sources of information including:

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

While the Company believes its estimate of net reserves for losses and LAE is adequate for CAT losses that have been incurred at December 31, 2025 based on current facts and circumstances, the Company monitors changes in paid and incurred losses in relation to each catastrophe in subsequent reporting periods and adjustments are made to estimates of ultimate losses for each event if there are developments that are different from previous expectations. The magnitude and volume of losses arising from CAT events is inherently uncertain. Adjustments are recorded in the period in which they are identified. Accordingly, actual losses for CAT events may ultimately differ materially from the Company’s current estimates.

CAT events in 2025

During the year ended December 31, 2025, the Company incurred CAT losses of $26.3 million relating to the California wildfires in January 2025. There were no loss recoveries associated with this event.

CAT events in 2024

During the year ended December 31, 2024, the Company incurred net CAT losses of $46.3 million driven mainly by the Baltimore Bridge collapse, Hurricanes Helene and Milton, and the severe convective storms in the U.S. (the “U.S. tornados”).

CAT events in 2023

During the year ended December 31, 2023, the Company incurred net CAT losses of $20.7 million driven mainly by the U.S. tornados and a Mexican state-owned oil platform fire loss.

Prior Year Reserve Development

The Company’s net favorable (adverse) prior year development arises from changes to estimates for losses and LAE related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment and consolidated:

	Favorable (Adverse)
	Open Market	Innovations	Total Segments	Corporate	Total Consolidated
Year ended December 31, 2025	$(10,281)	$(153)	$(10,434)	$(1,958)	$(12,392)
Year ended December 31, 2024	$(14,944)	$296	$(14,648)	$(6,156)	$(20,804)
Year ended December 31, 2023	$(3,586)	$(430)	$(4,016)	$(7,190)	$(11,206)

Open Market Segment

•The net adverse reserve development in 2025 was composed of $55.4 million of reserve strengthening predominantly on the following lines of business:

◦the casualty line (various accident years) due to current economic and social inflation trends;
◦the financial line (2021 to 2024 accident years) due to worse than expected loss emergence for transactional liability business; and
◦the multiline business (2022 accident year) stemming from BOP & multiline commercial, and commercial auto business predominantly.

This was partially offset by $45.1 million of favorable reserve development on property stemming from benign catastrophe loss activity primarily on the 2024 accident year. Additionally, specialty lines of business benefited from management’s recognition of favorable reported loss emergence in the best estimate of its reserves. This was driven primarily by excess of loss reinsurance contracts covering accident years 2023 and 2024, where reported loss experience for events remained benign throughout the period in the portfolio.

•The net adverse reserve development in 2024 was composed of $18.4 million of reserve strengthening predominantly driven by the Russian-Ukrainian conflict over aviation losses due to additional uncertainties over judicial rulings interpreting applicable coverages and contracts in place and the future behavior of the Russian government and airlines. Additionally, the Company had reserve strengthening on the casualty line (various accident years) due to current economic and social inflation trends. This was partially offset by $3.4 million of favorable reserve development predominantly on financial and specialty lines (various accident years).

•The net adverse reserve development in 2023 was composed of $28.6 million of reserve strengthening predominantly on the casualty line (various accident years) due to current economic and social inflation trends, coupled with a final claim settlement on a professional liability contract (2008 accident year). This was partially offset mainly by $25.0 million of net favorable reserve development on the financial, property (CAT related), and specialty lines due to better than expected loss emergence (2020-2022 accident years).

Innovations Segment

•The net adverse reserve development in 2025 was composed of $2.8 million of reserve strengthening predominantly on the financial line (2022-2023 accident years) due to a higher volume of claims than expected. This was partially offset by $2.7 million of favorable reserve development predominantly on the multiline business (including Syndicate 3456).

•The net favorable reserve development in 2024 was composed of $1.8 million mainly on the health line (mostly 2020-2021 accident years) due to better than expected loss emergence, offset partially by $1.5 million reserve strengthening on financial, multiline, and specialty lines.

•The net adverse reserve development in 2023 was composed of $1.2 million of reserve strengthening predominantly on the multiline business (2021 accident year) due to current economic and social inflation trends. The adverse development was offset partially by $0.8 million favorable reserve development on specialty business (2021 accident year) due to better than expected loss emergence.

Corporate - Runoff Business

Corporate represents the runoff business relating to the Company’s property business not renewed in 2024 as a result of significant CAT losses driven by the U.S. tornados (2021-2023 accident years) and Winter Storm Elliott (2022 accident year). The adverse prior year reserve development for the three years presented in the above table relates to these CAT events.

Net Incurred and Paid Claims Development Tables by Accident Year

The following tables present net incurred and paid claims development by accident year, total IBNR liabilities plus expected development on reported claims, and average annual percentage payout of incurred claims by age for each line of business. The loss development tables are presented on an accident year basis for each line of business within the Open Market and Innovations segments, as well as for the Corporate runoff property business (see Note 18). The Company does not discount reserves for losses and LAE.

For incurred and paid claims denominated in currencies other than U.S. dollars, the tables are presented using the foreign exchange rate in effect at the current year-end date. As a result, all prior year information has been restated to reflect December 31, 2025, foreign exchange rates. This treatment prevents changes in foreign currency exchange rates from distorting the claims development between the years presented.

Additionally, for assumed proportional contracts, the presentation of net incurred and paid claims development tables by accident year is challenging due to the need to allocate loss information to the appropriate accident years. The Company does not generally receive claims information by accident year from the ceding insurers but instead receives claims information by the treaty year of the contract. Claims reported by the ceding insurer to the Company may have the covered losses occurring in an accident year other than the treaty year. Some incurred and paid claims have been allocated to the accident years for the loss development tables based on the proportion of premiums earned for each contract during such accident year. To the extent that management’s assumptions and allocation procedures differ from the actual loss development patterns, the actual loss development may differ materially from the net incurred and paid claims development presented in the tables below.

The totals in the tables below may not sum due to rounding.

Open Market Segment

Open Market - Casualty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$61,920	$68,729	$73,817	$74,106	$73,996	$79,043	$82,925	$87,131	$91,541	$97,403	$13,355
2017		65,706	73,467	73,706	75,298	81,373	84,973	91,536	97,282	101,766	15,936
2018			39,213	39,915	40,380	42,232	42,884	46,462	50,398	55,003	9,982
2019				35,783	36,388	36,896	37,111	39,491	39,898	44,429	8,114
2020					52,632	48,967	50,833	54,108	55,544	57,271	9,892
2021						71,124	69,245	73,333	73,723	76,286	10,845
2022							54,323	53,392	50,259	53,666	21,048
2023								48,006	47,607	52,194	35,546
2024									55,168	55,135	47,447
2025										59,022	57,314
									Total	$652,175	$229,481

Open Market - Casualty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$3,197	$12,014	$23,955	$34,689	$47,181	$55,056	$65,079	$71,473	$78,702	$84,048
2017		5,361	16,141	25,996	38,982	50,107	60,805	69,502	79,079	85,830
2018			4,992	12,538	19,312	26,549	30,541	35,213	40,999	45,021
2019				6,235	15,324	21,675	25,521	29,197	32,612	36,315
2020					11,443	24,107	33,374	40,088	44,504	47,379
2021						23,210	43,058	54,643	61,315	65,441
2022							9,258	17,623	25,251	32,618
2023								2,845	8,386	16,648
2024									2,473	7,688
2025										1,708
									Total	422,694
				All outstanding liabilities before 2016, net of reinsurance						8,178
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Casualty)								$237,659

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
11.6%	17.0%	14.9%	11.9%	11.1%	12.3%	7.0%	4.4%	3.7%	6.1%

Open Market - Financial
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$1,861	$1,861	$580	$872	$824	$501	$490	$488	$486	$484	$78
2017		7,779	3,726	3,944	6,477	5,021	5,006	4,811	4,614	4,646	280
2018			4,110	4,474	6,864	5,047	5,318	5,203	4,794	4,826	737
2019				9,925	13,431	11,617	9,407	9,098	8,500	8,529	1,208
2020					20,711	20,508	19,545	19,447	20,092	18,992	2,599
2021						17,844	15,741	13,486	13,532	15,693	4,027
2022							21,335	19,809	20,187	24,490	10,167
2023								18,915	16,281	22,430	13,171
2024									21,705	25,132	16,906
2025										27,738	23,083
									Total	$152,960	$72,256

Open Market - Financial
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$5	$23	$322	$576	$412	$405	$407	$406	$406	$406
2017		100	1,830	3,339	4,278	4,283	4,413	4,413	4,305	4,366
2018			665	4,005	3,825	3,957	4,354	4,353	4,029	4,089
2019				3,064	4,286	5,239	6,780	6,953	6,623	7,321
2020					2,830	5,329	9,511	11,296	13,518	16,393
2021						500	2,184	5,086	7,625	11,666
2022							809	4,502	7,910	14,322
2023								1,985	3,563	9,259
2024									1,984	8,227
2025										4,655
									Total	80,705
				All outstanding liabilities before 2016, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Financial)									$72,256

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
14.0%	25.8%	23.2%	18.0%	11.5%	5.9%	1.2%	0.3%	0.1%	—%

Open Market - Health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$13,269	$14,943	$14,846	$14,571	$14,546	$14,546	$14,546	$14,529	$14,529	$14,529	$—
2017		9,621	11,580	11,847	11,606	11,696	11,696	11,685	11,685	11,684	—
2018			22,375	24,494	24,186	23,522	23,522	23,498	23,498	23,454	—
2019				23,647	24,224	24,012	24,018	23,773	23,763	23,727	—
2020					27,385	27,386	27,309	26,830	26,820	26,808	4
2021						19,765	20,103	19,669	19,623	19,614	9
2022							4,064	3,650	3,558	3,542	—
2023								123	10	—	—
2024									161	76	76
2025										153	153
									Total	$123,587	$242

Open Market - Health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$9,282	$14,787	$14,831	$14,529	$14,529	$14,529	$14,529	$14,529	$14,529	$14,529
2017		6,494	11,002	11,541	11,541	11,691	11,691	11,685	11,685	11,684
2018			13,079	23,220	24,063	23,506	23,506	23,498	23,498	23,454
2019				10,698	23,378	23,762	23,762	23,758	23,758	23,727
2020					14,536	26,809	26,814	26,810	26,810	26,804
2021						13,186	19,595	19,615	19,611	19,605
2022							3,003	3,546	3,542	3,542
2023								—	—	—
2024									—	—
2025										—
									Total	123,345
				All outstanding liabilities before 2016, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Health)									$242

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
57.3%	41.5%	1.2%	—%	—%	—%	—%	—%	—%	—%

Open Market - Multiline
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$240,769	$251,284	$257,058	$263,336	$261,357	$257,181	$258,148	$258,230	$258,033	$258,174	$165
2017		302,113	300,976	312,156	318,827	307,095	303,814	302,331	302,803	302,547	772
2018			257,032	268,953	266,383	259,385	258,479	253,685	253,846	254,820	1,015
2019				256,488	273,184	285,046	285,930	281,189	277,892	277,196	1,422
2020					156,693	164,379	161,088	160,550	159,883	158,964	1,564
2021						191,777	180,780	192,076	203,257	202,057	3,939
2022							159,457	156,109	153,041	172,945	13,612
2023								132,596	130,409	125,231	19,206
2024									122,586	115,485	74,265
2025										126,024	120,692
									Total	$1,993,442	$236,653

Open Market - Multiline
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$128,389	$219,807	$241,576	$256,578	$254,224	$254,942	$257,243	$257,420	$257,729	$258,009
2017		162,196	260,427	290,543	292,790	295,313	297,325	298,057	300,280	301,776
2018			135,497	236,704	243,620	246,023	248,261	250,299	252,425	253,804
2019				141,085	242,425	264,640	272,179	274,710	276,454	275,773
2020					64,338	129,858	145,651	152,466	154,804	157,399
2021						84,266	146,356	178,451	196,632	198,118
2022							43,497	88,181	132,901	159,333
2023								19,706	52,352	106,025
2024									12,564	41,220
2025										5,332
									Total	1,756,789
				All outstanding liabilities before 2016, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Multiline)									$236,653

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
45.1%	36.5%	11.5%	4.4%	0.8%	0.7%	0.4%	0.3%	0.2%	0.1%

Open Market - Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$27,345	$27,821	$24,156	$23,458	$23,186	$22,998	$23,053	$22,960	$22,963	$22,952	$13
2017		80,691	75,941	66,829	67,271	67,065	66,433	66,185	65,990	65,864	615
2018			27,975	24,480	24,912	24,254	23,648	23,193	23,070	22,423	1,588
2019				27,734	15,042	14,538	12,714	12,924	12,823	12,682	878
2020					29,562	25,704	22,444	21,944	21,852	20,831	1,643
2021						21,893	16,225	14,979	14,488	14,059	1,702
2022							22,060	15,594	15,164	15,229	2,987
2023								13,508	14,692	13,222	3,897
2024									31,026	23,876	15,059
2025										41,456	34,353
									Total	$252,595	$62,735

Open Market - Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$9,936	$18,182	$21,015	$22,009	$22,358	$22,691	$22,783	$22,842	$22,930	$22,939
2017		43,276	55,204	62,342	63,491	64,650	64,736	65,118	65,193	65,249
2018			5,132	15,330	18,068	18,791	19,811	20,852	20,787	20,835
2019				4,059	7,024	8,441	9,949	11,278	11,450	11,804
2020					6,093	11,581	15,602	17,364	18,522	19,188
2021						2,321	6,813	9,577	11,115	12,357
2022							3,384	7,988	10,366	12,242
2023								3,484	6,735	9,325
2024									1,960	8,817
2025										7,103
									Total	189,860
				All outstanding liabilities before 2016, net of reinsurance						329
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Property)								$63,064

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
48.1%	33.5%	8.8%	3.8%	3.0%	1.5%	0.9%	0.2%	0.1%	0.1%

Open Market - Specialty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017		4,146	3,582	3,537	3,672	3,046	2,860	2,568	2,551	2,770	211
2018			3,462	3,812	4,100	3,640	3,690	3,559	3,488	3,581	88
2019				8,964	8,616	7,919	8,254	8,641	8,707	8,881	195
2020					25,395	20,582	22,577	21,122	21,219	24,994	4,610
2021						30,377	31,766	28,228	33,993	36,519	16,160
2022							36,119	33,528	43,192	44,261	17,861
2023								56,583	42,668	36,250	12,754
2024									104,829	69,435	44,057
2025										93,855	82,840
									Total	$320,545	$178,776

Open Market - Specialty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017		68	889	1,543	2,018	2,238	2,387	2,455	2,510	2,559
2018			543	1,664	2,331	2,885	3,158	3,312	3,409	3,493
2019				1,847	4,625	5,997	7,171	8,098	8,522	8,686
2020					2,913	13,404	16,407	17,723	18,860	20,384
2021						8,814	11,246	14,486	17,528	20,359
2022							740	7,220	13,727	26,399
2023								4,836	14,523	23,496
2024									9,502	25,378
2025										11,015
									Total	141,770
				All outstanding liabilities before 2016, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Specialty)									$178,776

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
13.3%	22.5%	21.5%	20.1%	8.8%	6.0%	3.7%	2.4%	1.7%	—%

Innovations Segment

Innovations - Casualty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017		—	—	—	—	—	—	—	—	—	—
2018			—	—	—	—	—	—	—	—	—
2019				—	—	—	—	—	—	—	—
2020					—	—	—	—	—	—	—
2021						643	643	457	503	337	337
2022							2,228	1,947	1,996	1,747	1,729
2023								8,222	7,701	5,316	5,225
2024									10,647	13,396	12,561
2025										14,793	14,501
									Total	$35,589	$34,353

Innovations - Casualty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017		—	—	—	—	—	—	—	—	—
2018			—	—	—	—	—	—	—	—
2019				—	—	—	—	—	—	—
2020					—	—	—	—	—	—
2021						—	—	—	—	—
2022							15	18	18	19
2023								146	11	91
2024									832	835
2025										292
									Total	1,236
				All outstanding liabilities before 2016, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Casualty)									$34,353

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited) (1)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
11.6%	17.0%	14.9%	11.9%	11.1%	12.3%	7.0%	4.4%	3.7%	6.1%
(1) Due to lack of payment history for Innovations segment, the above table is based on the Open Market segment for same line of business.

Innovations - Financial
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017		—	—	—	—	—	—	—	—	—	—
2018			—	—	—	—	—	—	—	—	—
2019				—	—	—	—	—	—	—	—
2020					—	—	—	—	—	—	—
2021						—	—	—	—	—	—
2022							234	234	86	260	—
2023								1,863	2,552	2,562	245
2024									3,996	5,308	2,376
2025										7,014	4,728
									Total	$15,143	$7,349

Innovations - Financial
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017		—	—	—	—	—	—	—	—	—
2018			—	—	—	—	—	—	—	—
2019				—	—	—	—	—	—	—
2020					—	—	—	—	—	—
2021						—	—	—	—	—
2022							3	16	32	260
2023								81	669	2,317
2024									2,001	2,932
2025										2,285
									Total	7,795
				All outstanding liabilities before 2016, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Financial)								$7,349

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited) (1)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
14.0%	25.8%	23.2%	18.0%	11.5%	5.9%	1.2%	0.3%	0.1%	—%
(1) Due to lack of payment history for Innovations segment, the above table is based on the Open Market segment for same line of business.

Innovations - Health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$1,020	$1,020	$714	$694	$694	$694	$694	$647	$647	$647	$—
2017		903	894	1,147	1,147	1,147	1,018	987	987	987	—
2018			1,121	1,281	1,267	1,263	1,097	1,024	1,024	1,024	—
2019				2,943	3,900	3,849	3,829	3,790	3,790	3,790	—
2020					9,677	9,751	9,819	9,745	9,688	9,689	—
2021						19,052	21,402	21,328	20,999	21,024	—
2022							4,572	4,967	4,106	4,156	14
2023								1,214	1,067	1,104	18
2024									1,235	1,290	272
2025										1,186	261
									Total	$44,897	$564

Innovations - Health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$245	$566	$626	$644	$647	$647	$647	$647	$647	$647
2017		272	855	967	987	987	987	987	987	987
2018			438	818	1,017	1,025	1,025	1,024	1,024	1,024
2019				878	3,542	3,788	3,791	3,790	3,790	3,790
2020					6,777	9,478	9,689	9,688	9,688	9,689
2021						15,710	20,763	21,003	20,999	21,024
2022							2,211	3,847	4,077	4,142
2023								537	1,033	1,086
2024									429	1,018
2025										925
									Total	44,332
				All outstanding liabilities before 2016, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Health)								$564

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
57.3%	41.5%	1.2%	—%	—%	—%	—%	—%	—%	—%

Innovations - Multiline
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017		—	—	—	—	—	—	—	—	—	—
2018			4	8	8	9	9	9	9	9	—
2019				1,237	1,065	1,224	1,153	1,198	1,101	1,443	1
2020					2,132	2,230	2,135	2,185	2,273	2,218	17
2021						3,345	2,914	3,064	2,786	2,787	53
2022							13,129	12,283	14,248	14,755	2,395
2023								33,566	32,325	33,790	10,941
2024									33,664	28,796	13,638
2025										26,801	18,533
									Total	$110,599	$45,578

Innovations - Multiline
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017		—	—	—	—	—	—	—	—	—
2018			—	1	6	9	9	9	9	9
2019				182	845	1,148	1,115	1,148	1,081	1,441
2020					1,286	2,034	2,088	2,131	2,231	2,201
2021						1,314	2,132	2,487	2,649	2,735
2022							3,181	7,193	9,832	12,360
2023								11,793	17,024	22,849
2024									7,530	15,158
2025										8,268
									Total	65,020
				All outstanding liabilities before 2016, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Multiline)								$45,578

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited) (1)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
45.1%	36.5%	11.5%	4.4%	0.8%	0.7%	0.4%	0.3%	0.2%	0.1%
(1) Due to lack of payment history for Innovations segment, the above table is based on the Open Market segment for same line of business.

Innovations - Specialty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	—	—	—	—	—	—	—	—	—	—	$—
2017		—	—	—	—	—	—	—	—	—	—
2018			—	—	—	—	—	—	—	—	—
2019				—	—	—	—	—	—	—	—
2020					—	—	—	—	—	—	—
2021						118	331	36	36	33	4
2022							1,445	858	787	774	16
2023								3,240	3,880	3,304	209
2024									3,817	5,555	1,066
2025										1,201	168
									Total	10,868	$1,463

Innovations - Specialty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	—	—	—	—	—	—	—	—	—	—
2017		—	—	—	—	—	—	—	—	—
2018			—	—	—	—	—	—	—	—
2019				—	—	—	—	—	—	—
2020					—	—	—	—	—	—
2021						18	37	30	30	30
2022							431	807	758	758
2023								1,379	2,723	3,095
2024									2,805	4,490
2025										1,033
									Total	9,405
				All outstanding liabilities before 2016, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Specialty)								1,463

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited) (1)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
13.3%	22.5%	21.5%	20.1%	8.8%	6.0%	3.7%	2.4%	1.7%	—%
(1) Due to lack of payment history for Innovations segment, the above table is based on the Open Market segment for same line of business.

Corporate - Runoff Business

Corporate - Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	—	—	—	—	—	—	—	—	—	—	—
2017		—	—	—	—	—	—	—	—	—	—
2018			—	—	—	—	—	—	—	—	—
2019				—	—	—	—	—	—	—	—
2020					631	547	50	239	274	272	1
2021						5,760	6,622	6,620	6,634	6,652	43
2022							24,309	33,160	36,160	36,340	124
2023								43,821	46,930	48,305	420
2024									27,354	27,739	1,412
2025											—
									Total	119,308	$1,999

Corporate - Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited - Supplementary Information)
2016	—	—	—	—	—	—	—	—	—	—
2017		—	—	—	—	—	—	—	—	—
2018			—	—	—	—	—	—	—	—
2019				—	—	—	—	—	—	—
2020					144	160	48	237	272	272
2021						2,665	6,553	6,553	6,553	6,609
2022							15,900	32,971	35,968	36,216
2023								30,063	44,949	47,885
2024									22,527	26,327
2025										—
									Total	117,309
				All outstanding liabilities before 2016, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Corporate)								1,999

Average Annual Percentage Payout of Incurred Losses by Age, net of Reinsurance (unaudited) (1)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
48.1%	33.5%	8.8%	3.8%	3.0%	1.5%	0.9%	0.2%	0.1%	0.1%
(1) Due to lack of payment history for Innovations segment, the above table is based on the Open Market segment for same line of business.

Reconciliation of Loss Development Tables to Consolidated Balance Sheet

The following reconciles the reserve for losses and LAE at December 31, 2025, included in the loss development tables to the loss and LAE reserves reported in the consolidated balance sheet:

	Net outstanding liabilities	Reinsurance recoverable on unpaid claims	Gross outstanding liabilities
Open Market :
Casualty	$237,659	$—	$237,659
Financial	72,256	—	72,256
Health	242	—	242
Multiline	236,653	118	236,771
Property	63,064	34,007	97,071
Specialty	178,776	40,752	219,528
Total Open Market segment	788,650	74,877	863,527
Innovations:
Casualty	34,353	—	34,353
Financial	7,349	77	7,426
Health	564	490	1,054
Multiline	45,578	4,071	49,649
Specialty	1,463	991	2,454
Total Innovations segment	89,307	5,629	94,936
Corporate - Runoff Property	1,999	886	2,885
Total	$879,956	$81,392	961,348
Unallocated claims adjustment expenses			6,077
Other			535
Total loss and LAE reserves			$967,960

9.     RETROCESSION

From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, reduce its net liability on individual risks, obtain additional underwriting capacity, and balance its underwriting portfolio. The Company records loss and LAE recoverable from retrocessionaires as assets.

The following table provides a breakdown of ceded reinsurance:

Year ended December 31,	2025	2024	2023
Gross ceded premiums	$81,852	$77,070	$42,762
Earned ceded premiums	$72,159	$64,788	$43,653
Loss and loss adjustment expenses ceded	$18,072	$72,095	$25,554

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company.

The following table shows a breakdown of losses recoverable on a gross and net of collateral basis:

	December 31, 2025		December 31, 2024
	Gross	Net of Collateral(1)	Gross	Net of Collateral(1)
A- or better by A.M. Best	$78,874	$70,799	$82,181	$63,979
Not rated	3,035	812	4,109	2,027
Total before provision	81,909	$71,611	$86,290	$66,006
Provision for credit losses	(517)		(500)
Total reinsurance recoverable, net	$81,392		$85,790
(1) Collateral is in the form of cash, letters of credit, funds withheld, and/or cash collateral held in trust accounts. This excludes any excess collateral in order to disclose the aggregate net exposure for each retrocessionaire.

At December 31, 2025, we had 2 reinsurers (2024: 3) that accounted for 10% or more of the total loss and loss adjustment expenses recoverable, net of the credit loss provision, for an aggregate gross amount of $20.7 million (2024: $49.5 million).

10. DEBT AND CREDIT FACILITIES

Debt Obligations

The following table summarizes the Company’s outstanding debt obligations.

	December 31, 2025	December 31, 2024
Revolving credit facility	$5,000	$—
Term loans	—	60,313
Accrued interest payable	—	923
Less: deferred financing costs	(276)	(487)
Total debt	$4,724	$60,749

Revolving credit facility

On September 3, 2025, the Company executed a First Amendment to its Credit Agreement originally dated June 26, 2023 (the “Amended Credit Agreement”), providing for a $50 million revolving credit facility (the “Revolving Credit Facility”). The proceeds were used to fully refinance the remaining $50 million Term Loans. This non-cash transaction was accounted for as a debt extinguishment.

The outstanding loans under the Revolving Credit Facility accrue interest at a rate equal to Term Secured Overnight Financing Rate (SOFR) plus 3.25% per annum. During the year ended December 31, 2025, the Company repaid $45 million of the outstanding Revolving Credit Facility.

The Amended Credit Agreement continues to be secured by a first-priority lien on a collateral account with a minimum balance of $10.0 million. The Company was in compliance with all covenants relating to the Amended Credit Agreement at December 31, 2025.

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

During the year ended December 31, 2025, the Company partially repaid $10.3 million of the outstanding Term Loans.

During the year ended December 31, 2024, the Company partially repaid $13.8 million of the outstanding Term Loans.

Financing Costs

For the year ended December 31, 2025, the Company recognized interest expense of $4.4 million (2024: $5.8 million, 2023: $5.3 million) relating to the total debt, which included the interest coupon, the amortization of issuance costs and the change in fair value of the interest rate swap (see Note 7).

Credit Facilities

In the normal course of business, the Company enters into agreements with financial institutions to obtain secured credit facilities. At December 31, 2025, the Company had letters of credit (“LC”) facilities with the following financial institutions:

	Capacity	LCs issued
HSBC	$100,000	$—
Citibank	275,000	173,618
CIBC	200,000	136,805
Total LCs in favor of cedants	$575,000	$310,423

Citibank FAL	£50,000	£45,000

Except for the above LC facilities are cash collateralized (see Note 6) and are subject to various customary affirmative, negative and financial covenants. At December 31, 2025, the Company was in compliance with all LC facilities covenants.

HSBC LC Facility

On December 17, 2024, the Company entered into a Continuing Letter of Credit Agreement with HSBC Bank USA, National Association (“HSBC”), providing for an uncommitted $100 million LC facility (the “Uncommitted HSBC LC Facility”). The Uncommitted HSBC LC facility may be terminated by either the Company or HSBC upon written notice; provided that such termination shall not terminate any letters of credit then-outstanding under this facility.

Citibank LC Facility

On December 19, 2024, the Company amended its LC agreement with Citibank Europe plc (“Citibank”) dated August 20, 2010 to an uncommitted $275 million LC facility (the “Uncommitted Citibank LC Facility”). The LC previously issued under the former facility have been transferred to the Uncommitted Citibank LC Facility, and additional LC or similar or equivalent instruments under the Uncommitted Citibank LC Facility may be issued at Citibank’s sole discretion. The Uncommitted Citibank LC Facility may be terminated by Citibank upon written notice to the Company; provided that the termination date shall not be earlier than the expiry date of any then-outstanding under this facility.

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

Citibank FAL Facility

In 2025, the Company, through its subsidiary, entered into an uncommitted and unsecured £50 million letter of credit facility arrangement with Citibank Europe plc (“Citibank”). This facility was established to support the Company’s Funds at Lloyd’s business (the “Citibank FAL”). Upon the issuance of a £45 million LC in favor of Lloyd’s, Lloyd’s released $60.7 million in cash to the Company (original FAL).

Concurrently with this transaction, the Parent has provided a guarantee to Citibank, requiring the Parent to make payment in the event that the respective subsidiary fails to meet its obligations when due. At December 31, 2025, the maximum potential amount of future payments the Parent could be required to make under this guarantee was £45 million.

The Citibank FAL LC facility may be terminated by Citibank upon written notice to Lloyd’s and the Company; provided that the termination date shall not be earlier than December 31st of the fourth anniversary of such termination date.

11.     SHARE CAPITAL

Ordinary Shares

The following table is a summary of changes in ordinary shares issued and outstanding:

	2025	2024	2023
	Ordinary	Ordinary	Ordinary	Class A	Class B
Balance – beginning of year	34,831,324	35,336,732	—	28,569,346	6,254,715
Issue of shares for vested RSUs (see Note 12)	100,793	77,993	64,719	77,695	—
Issue of restricted shares to employees	—	—	—	470,610	—
Issue of restricted shares to directors	56,322	58,751	—	65,394	—
Forfeiture of restricted shares (see Note 12)	(376,686)	(94,750)	—	(165,747)	—
Repurchase of ordinary shares	(714,044)	(547,402)	—	—	—
Re-designate Class B to Class A shares	—	—	—	6,254,715	(6,254,715)
Reclassify Class A to Ordinary shares	—	—	35,272,013	(35,272,013)	—
Balance – end of year	33,897,709	34,831,324	35,336,732	—	—

The Company’s authorized share capital is 125,000,000 ordinary shares, par value of $0.10 per share.

On July 25, 2023, at the Company’s Annual General Meeting the shareholders approved the re-designation of Class B ordinary shares as Class A ordinary shares, and then reclassified Class A ordinary shares as “ordinary shares”, resulting in the elimination of the dual-class share structure.

At December 31, 2025, the Company has an effective Form S-3 registration statement on file with the SEC for an aggregate principal amount of $200.0 million in securities.

Share Repurchase Plan

On May 2, 2025, the Board of Directors re-approved the share repurchase plan, until June 30, 2026, authorizing the Company to repurchase up to $25.0 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase. For the year ended December 31, 2025, the Company repurchased 714,044 ordinary shares for $9.8 million (2024: 547,402 ordinary shares for $7.5 million).

Preferred Shares

The Company’s authorized share capital also consists of 50,000,000 preference shares with a par value of $0.10 each. At December 31, 2025, the Company has no issued and outstanding preferred shares.

12.   SHARE-BASED COMPENSATION

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

At December 31, 2025, 2,932,559 (2024: 2,834,519) ordinary shares remained available for future issuance under the Company’s 2023 Incentive Plan. Under this plan, the Company is authorized to issue restricted shares, RSUs, and stock options. Share-based awards contain restrictions relating to vesting (service-based and/or performance-based), forfeiture in the event of termination of employment, transferability, and other matters.

 Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards (“RSs”):

	Performance RSs		Service RSs
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2023	1,042,688	$9.94	419,604	$9.18
Granted	—	—	58,751	12.51
Vested	(3,351)	7.76	(286,799)	9.34
Forfeited	(94,750)	10.71	—	—
Balance at December 31, 2024	944,587	$9.87	191,556	9.96
Granted	—	—	56,322	13.05
Vested	(222,532)	9.65	(134,418)	10.02
Forfeited	(374,474)	9.08	(2,212)	9.85
Balance at December 31, 2025	347,581	$10.87	111,248	$11.45

For the year ended December 31, 2025, the Company granted 56,322 Service RSs (2024: 58,751) to independent directors as part of their remuneration for services to the Company. These will vest on the earlier of (i) the first anniversary of the date of the share issuance and (ii) the Company’s next annual general meeting, subject to the grantee’s continued service with the Company. During the vesting period, the independent directors retain voting rights on these Service RSs; but they are not entitled to any dividends declared until the Service RSs vest.

At December 31, 2025, there was $0.5 million (2024: $1.2 million) of unrecognized compensation cost relating to non-vested restricted shares, which the Company expects to recognize over a weighted-average period of 0.6 years (2024: 0.9 years). For the year ended December 31, 2025, the total fair value of RSs vested was $4.9 million (2024: $3.4 million).

Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the years ended December 31, 2025, and 2024:

	Performance RSUs		Service RSUs
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2023	154,445	$8.03	110,425	$8.78
Granted	258,148	11.85	124,425	11.85
Vested	(456)	11.85	(77,537)	8.96
Forfeited	(8,611)	9.74	(7,479)	10.81
Balance at December 31, 2024	403,526	$10.43	149,834	11.14
Granted	185,551	13.16	149,435	13.16
Vested	(38,752)	6.82	(62,041)	10.46
Forfeited	(59,502)	7.55	(12,477)	12.34
Balance at December 31, 2025	490,823	$12.10	224,751	$12.60

The Service RSUs granted to employees vest evenly over three years on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs granted to employees in 2024 and 2025 will cliff vest at the end of a three-year performance period within a range of 0% and 200% of the awarded Performance RSUs, with a target of 100%. For Performance RSUs granted to employees prior to 2024, these will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSUs, with a target of 50%.

At December 31, 2025, the total compensation cost related to non-vested RSUs not yet recognized was $3.1 million (2024: $1.2 million), which the Company expects to recognize over a weighted-average period of 1.6 years (2024: 1.7 years). For the year ended December 31, 2025, the total fair value of RSUs vested was $1.4 million (2024: $0.7 million).

Employee and Director Stock Options

During the year ended December 31, 2025, no stock options were granted to employees.

During the year ended December 31, 2024, 250,000 ordinary share purchase options were granted to the Company’s CEO, pursuant to his employment contract. These options vest 50,000 annually and expire in 10 years from the grant date. The grant date fair value of these options was $4.31 per share, based on the Black-Scholes option pricing model. The following inputs were used in this pricing model:

Expected volatility	36.4%
Expected term (in years)	5
Expected dividend yield	—%
Risk-free interest rate	3.9%
Stock price at grant date	$11.20

The following table summarizes the stock option activity:

	Number of options outstanding	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value (in $ millions)	Weighted average remaining contractual term
Balance at December 31, 2022	690,337	$22.25	$10.18	$—	4.0 years
Expired	(38,197)	26.44	13.09
Balance at December 31, 2023	652,140	22.01	10.01	—	3.2 years
Granted	250,000	11.20	4.31
Expired	(31,821)	32.37	15.71
Balance at December 31, 2024	870,319	18.52	8.17	0.7	4.2 years
Expired	(40,683)	26.67	12.29
Balance at December 31, 2025	829,636	$18.12	$7.96	$—	3.4 years

The following table summarizes information about options exercisable:

	December 31, 2025	December 31, 2024	December 31, 2023
Number of options exercisable	629,636	620,319	652,140
Weighted-average exercise price	$20.32	$21.47	$22.01
Weighted-average remaining contractual term	1.9	2.3	3.2
Intrinsic value	$0.2	$—	$—

During the year ended December 31, 2025, 50,000 options vested (2024: nil). The options that vested in 2025 had a weighted average grant date fair value of $4.31. At December 31, 2025, the total compensation cost related to non-vested options not yet recognized was $0.3 million (2024: $$0.6 million), which the Company expects to recognize over a weighted-average period of 2.2 years

Stock Compensation Expense

For the year ended December 31, 2025, the Company recorded $7.1 million (2024: $4.5 million, 2023: $6.1 million) of total stock compensation expense (net of forfeitures) - see Note 16 “Separation Agreement with Former CEO” during the year ended December 31, 2023. Forfeiture recoveries were immaterial for the current and last two fiscal years.

13. EARNINGS PER SHARE

The following table reconciles net income and weighted average shares used in computing basic and diluted EPS:

Years ended December 31,	2025	2024	2023
Numerator for EPS:
Net income - basic	$74,832	$42,816	$86,830
Net income - diluted	$74,832	$42,816	$86,830

Denominator for EPS:
Weighted average shares outstanding - basic	33,816,820	34,097,572	34,067,974
Effect of dilutive employee and director share-based awards	685,705	555,881	729,885
Weighted average shares outstanding - diluted	34,502,525	34,653,453	34,797,859
Anti-dilutive stock options outstanding	579,636	870,319	652,140
EPS:
Basic	$2.21	$1.26	$2.55
Diluted	2.17	1.24	2.50

14.    NET INVESTMENT INCOME

The following table provides a breakdown of net investment income:

Years ended December 31,	2025	2024	2023
Interest and dividend income, net of withholding taxes and other expenses	$25,267	$32,425	$35,629
Investment income from Lloyd's syndicates	10,855	14,447	6,041
Net realized and unrealized gains on fixed maturities (see Note 4)	49	—	—
Net realized and unrealized gains (losses) on other investments (see Note 5)	(11,714)	(918)	1,738
Net investment income	24,457	45,954	43,408
Share of Solasglas' net income (see Note 3)	35,711	33,605	28,696
Total investment income	$60,168	$79,559	$72,104

15.    INCOME TAXES

Domestic vs. Foreign Operations

The following is a summary of the Company's income before taxes and income taxes allocated between domestic (Cayman Islands) and foreign operations:

Year ended December 31,	2025	2024	2023
Income before income taxes:
Domestic	$57,612	$35,363	$71,311
Foreign	20,699	8,202	15,619
Total income before income taxes	$78,311	$43,565	$86,930

Income taxes:
Domestic	$—	$—	$—
Foreign	(3,479)	(749)	(100)
Total income taxes	$(3,479)	$(749)	$(100)

Components of Income Taxes

The following table shows the breakdown of the Company’s current and deferred income tax benefit (expense) on a consolidated basis:

Year ended December 31,	2025	2024	2023
Current income tax benefit (expense):
Ireland	(1,653)	(730)	—
United Kingdom (U.K.)	215	119	(587)
U.S.	(73)	(138)	(100)
Deferred income tax benefit (expense):
Ireland	—	—	(1,698)
U.K.	(1,968)	—	—
Decrease in valuation allowance	—	—	2,285
Total income tax expense	(3,479)	(749)	(100)

Effective Tax Rate Reconciliation

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

The following shows the reconciliation between Company's domicile federal statutory tax rate of 0% and the effective tax rate:

	Year Ended		Year Ended		Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income before income taxes	$78,311		$43,565		$86,930
Cayman Islands - Federal tax rate	$—	—%	$—	—%	$—	—%
Foreign tax effects
Ireland
Statutory tax difference between Ireland and Cayman Islands	(1,517)	(1.9)%	(649)	(1.5)%	(1,611)	(1.9)%
Other	(137)	(0.2)%	(83)	(0.2)%	(87)	(0.1)%
United Kingdom
Statutory tax difference between UK and Cayman Islands	(2,006)	(2.6)%	(605)	(1.4)%	(588)	(0.7)%
Other	253	0.3%	726	1.7%	—	—%
United States
Statutory tax difference between U.S. and Cayman Islands	(114)	(0.1)%	(124)	(0.3)%	(80)	(0.1)%
Other	42	0.1%	(14)	—%	(19)	—%
Changes in Valuation Allowances	—	—%	—	—%	2,285	2.6%
Income tax expense and effective tax rate	$(3,479)	(4.4)%	$(749)	(1.7)%	$(100)	(0.2)%

GRIL and GRIS are incorporated in Ireland and therefore are subject to the Irish corporation tax rate of 12.5% on its trading income and 25% on its non-trading income (same tax rates for 2024 and 2023).

Greenlight Re UK and GCM are incorporated in the United Kingdom and therefore are subject to the U.K. corporate tax rate of 25% on their respective profits (same tax rates for 2024 and 2023).

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a marginal rate of 21% (2024: 21% and 2023: 21%). Verdant’s tax years 2019 and beyond remain open and may be subject to examination by the IRS.

Income Taxes Paid

The following table shows the breakdown of income taxes paid (refund received) by significant jurisdictions:

Years ended December 31,	2025	2024	2023
U.S.	$99	$223	$(1,022)
U.K.	1,079	—	—
Ireland	44	—	—
Total income taxes paid (refund received)	$1,222	$223	$(1,022)

Deferred Tax Assets and Liabilities

The following table provides details of the significant components of deferred tax assets and liabilities:

At December 31,	2025	2024
Deferred tax assets
Operating and capital loss carryforwards	$—	$374

Deferred tax liabilities
Lloyd's deferred year of account results	$1,968	$—

16.    RELATED PARTY TRANSACTIONS

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

For a detailed breakdown of management fees and performance compensation for the years ended December 31, 2025, 2024, and 2023, refer to Note 3.

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At December 31, 2025, Solasglas, along with certain affiliates of DME Advisors, collectively owned 23.7% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in Solasglas. At December 31, 2025, Solasglas held 0.8 million shares of GRBK.

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

Separation Agreement with Former CEO

On November 3, 2023, the Company entered into a Deed of Settlement and Release (“Separation Agreement”) with the former CEO (Mr. Simon Burton) pursuant to which Mr. Burton’s employment with the Company would terminate by mutual consent, including resignation from the Board of Directors, effective as of December 31, 2023. The following is a summary of the material financial terms of the Separation Agreement:

•$2.4 million cash severance payable over 18 months and $0.3 million salary continuance to April 30, 2024;

•$1.5 million non-cash charge for accelerated vesting for Mr. Burton’s remaining 235,936 service restricted shares and modified vesting condition for Mr. Burton’s remaining 532,035 performance restricted shares in which the service condition is no longer a requirement for vesting (see Note 12); and

•$1.6 million grant date fair value of performance RSU granted in March 2024.

As a result of the above Separation Agreement, the Company had recognized a total charge of $4.3 million including the incremental share-based compensation cost for the modified grants for the year ended December 31, 2023 assuming the performance restricted shares would vest at target. During the year ended December 31, 2025, the Company recognized an additional charge of $2.1 million (2024: $1.0 million) relating to the performance restricted shares/units granted in 2022, 2023, and 2024 as a result of adjustments based on actual results.

17.    COMMITMENTS AND CONTINGENCIES

a) Concentration of Credit Risk

Cash and cash equivalents

The Company monitors its concentration of credit risk with financial institutions and limits acceptable counterparties based on current rating, outlook and other relevant factors.

Investments

The Company’s fixed maturities portfolio is exposed to potential losses arising from diminishing creditworthiness of issuers of bonds. The fixed maturities portfolio is managed by an external investment manager in accordance with the Company’s investment guidelines and the underlying investment guidelines set by the respective regulatory trusts. At December 31, 2025, there was no fixed maturity security that exceeded 10% of the Company’s shareholders’ equity.

The Company’s credit risk exposure to private debt securities within its “Other investments” are immaterial (see Note 5).

Reinsurance balances receivable, net

The following table shows the breakdown of reinsurance balances receivable:

	December 31, 2025		December 31, 2024
	Amount	%	Amount	%
Premiums receivable	$246,533	37.1%	$253,627	36.0%

Funds withheld:
Funds held by cedants	32,337	4.9%	58,183	8.3%
Premiums held by Lloyds' syndicates	336,216	50.6%	278,265	39.5%
Funds at Lloyd’s	44,185	6.7%	113,324	16.1%

Profit commission receivable	6,459	1.0%	2,103	0.3%

Total before provision	665,730	100.2%	705,502	100.2%
Provision for expected credit losses	(1,349)	(0.2)%	(1,019)	(0.1)%
Reinsurance balances receivable, net	$664,381	100.0%	$704,483	100.1%

The Company has posted deposits at Lloyd’s to support underwriting capacity for certain syndicates, including Syndicate 3456 (see Note 19). Lloyd’s has a credit rating of “A+” (Superior) from A.M. Best, as revised in August 2024.

Premiums receivable includes a significant portion of estimated premiums not yet due. Brokers and other intermediaries are responsible for collecting premiums from customers on the Company’s behalf. The Company monitors its concentration of credit risks from brokers (see Note 18). The diversity in the Company’s client base limits credit risk associated with premiums receivable and funds (premiums) held by cedents. Further, under the reinsurance contracts the Company has contractual rights to offset premium balances receivable and funds held by cedants against corresponding payments for losses and loss expenses.

Loss and loss adjustment expenses recoverable, net

The Company regularly evaluates its net credit exposure to the retrocessionaires and their abilities to honor their respective obligations. See Note 9 for analysis of concentration of credit risk relating to retrocessionaires.

b) Lease Obligations

The Company’s operating lease agreements relate to office space in the Cayman Islands, United Kingdom, and Ireland. The Company’s weighted-average remaining operating lease term is approximately 5.3 years at December 31, 2025.

For operating leases that have a lease term of more than 12 months, the Company recognizes a lease liability and a right-of-use asset in the Company's consolidated balance sheets at the present value of the lease payments at the lease commencement date. As the lease contracts generally do not provide an implicit discount rate, the Company used its incremental borrowing rate to determine the present value of lease payments. The Company’s incremental borrowing rate represents the borrowing rate for a term similar to that of the associated lease based on information available at the commencement date. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the borrowing term.

At December 31, 2025, included in other assets and other liabilities in the consolidated balance sheets are the right-of-use assets of $2.7 million and lease liabilities of $2.7 million, respectively, relating to the operating leases (2024: $0.9 million and $1.0 million, respectively). For the year ended December 31, 2025, the Company recognized operating lease expense of $0.6 million (2024: $0.7 million, 2023: $0.6 million).

At December 31, 2025, the commitment for operating lease liabilities for future annual periods was as follows:

Year ending December 31,
2026	$698
2027	617
2028	635
2029	654
2030	559
Total lease payments	3,163
Less present value discount	(485)
Present value of lease liabilities	$2,678

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

d) Unsecured Citibank FAL Facility

At December 31, 2025, Citibank issued £45 million unsecured LC in favor of Lloyd’s, for which the Parent has provided a guarantee to Citibank. Refer to “Credit Facilities” in Note 10 for additional information.

18.     SEGMENT REPORTING
The Company has two reportable segments:

Open Market

In the Open Market segment, the Company underwrites reinsurance business, sourced through the brokerage distribution channels and Lloyd’s. The Company writes mostly treaty reinsurance, on a proportional and non-proportional basis. The lines of business for this segment are as follows: Casualty, Financial, Health, Multiline, Property and Specialty.

Innovations

In the Innovations segment, the Company provides reinsurance capacity to startup companies and MGAs based globally, sourced mainly through direct placements with its strategic partners. This segment also includes business written by Syndicate 3456. The lines of business for this segment are as follows: Casualty, Financial, Health, Multiline and Specialty.

The Company’s reportable segments each have executive leadership who are responsible for their performance and who are directly accountable to the CODM, who is the Company’s CEO. The CODM reviews the financial performance of the reportable segment to assess the achievement of strategic initiatives, the efficiency of the deployed capital, and how to allocate resources to the reportable segments based on the segment’s financial performance.

In addition to its reportable segments, the Company has a Corporate category included in the below tables, which includes runoff business (see Note 8), corporate expenses, income from investment in Solasglas, foreign exchange gains (losses), interest expense and income taxes.

The table below provides information about the Company’s reportable segments, including the reconciliation to net income as reported under U.S. GAAP. Comparatives have been recast to conform with the new reportable segments.

Year ended December 31, 2025:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$652,229	$121,598	$(566)	$773,261
Net premiums written	$601,690	$90,233	$(514)	$691,409
Net premiums earned	$576,032	$85,626	$(514)	$661,144
Net loss and LAE incurred	(358,396)	(51,472)	(1,724)	(411,592)
Acquisition costs	(158,465)	(26,818)	430	(184,853)
Other underwriting expenses	(21,114)	(7,513)	—	(28,627)
Deposit interest expense, net	(421)	—	—	(421)
Underwriting income (loss)	37,636	(177)	(1,808)	35,651

Reconciliation to income before income taxes:
Net investment income (loss)	32,036	(10,064)	2,485	24,457
Corporate and other expenses	—	(2,703)	(18,904)	(21,607)
Income from investment in Solasglas			35,711	35,711
Foreign exchange gains (losses)			8,465	8,465
Interest expense			(4,366)	(4,366)
Income (loss) before income taxes	$69,672	$(12,944)	$21,583	$78,311

Additional information:
Net loss and LAE incurred:
Attritional losses	$(303,968)	$(49,219)	$234	$(352,953)
Large event losses	$(17,894)	$(2,100)	$—	$(19,994)
CAT event losses	(26,253)	—	—	(26,253)
Prior year favorable (adverse) loss development	(10,281)	(153)	(1,958)	(12,392)
Total net loss and LAE incurred	$(358,396)	$(51,472)	$(1,724)	$(411,592)

Total allocated assets (1)	$480,110	$130,076	$1,559,597	$2,169,783
(1)The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Year ended December 31, 2024:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$603,798	$94,725	$(188)	$698,335
Net premiums written	$541,446	$80,016	$(197)	$621,265
Net premiums earned	$511,922	$86,352	$21,680	$619,954
Net loss and LAE incurred	(341,586)	(51,939)	(33,744)	(427,269)
Acquisition costs	(144,852)	(27,151)	(4,772)	(176,775)
Other underwriting expenses	(19,175)	(3,682)	—	(22,857)
Deposit interest expense, net	(1,228)	—	—	(1,228)
Underwriting income (loss)	5,081	3,580	(16,836)	(8,175)

Reconciliation to income before income taxes:
Net investment income	42,629	702	2,623	45,954
Corporate and other expenses	—	(2,445)	(13,932)	(16,377)
Income from investment in Solasglas			33,605	33,605
Foreign exchange gains (losses)			(5,606)	(5,606)
Interest expense			(5,836)	(5,836)
Income (loss) before income taxes	$47,710	$1,837	$(5,982)	$43,565

Additional information:
Net loss and LAE incurred:
Attritional losses	$(290,961)	$(52,235)	$(5,780)	$(348,976)
Large event losses	$(11,218)	$—	$—	$(11,218)
CAT event losses	(24,463)	—	(21,808)	(46,271)
Prior year favorable (adverse) loss development	(14,944)	296	(6,156)	(20,804)
Total net loss and LAE incurred	$(341,586)	$(51,939)	$(33,744)	$(427,269)

Total allocated assets (1)	$454,647	$110,119	$1,451,457	$2,016,223
(1) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Year ended December 31, 2023:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$504,435	$88,602	$43,773	$636,810
Net premiums written	$466,544	$83,608	$43,896	$594,048
Net premiums earned	$466,751	$71,769	$44,627	$583,147
Net loss and LAE incurred	(262,290)	(44,855)	(52,859)	(360,004)
Acquisition costs	(136,356)	(22,381)	(10,140)	(168,877)
Other underwriting expenses	(16,827)	(2,760)	—	(19,587)
Deposit interest expense, net	(2,687)	—	—	(2,687)
Underwriting income (loss)	48,591	1,773	(18,372)	31,992

Reconciliation to income before income taxes:
Net investment income	37,351	2,732	3,325	43,408
Corporate and other expenses	—	(3,080)	(20,573)	(23,653)
Income from investment in Solasglas			28,696	28,696
Foreign exchange gains (losses)			11,566	11,566
Other income			265	265
Interest expense			(5,344)	(5,344)
Income (loss) before income taxes	$85,942	$1,425	$(437)	$86,930

Additional information:
Net loss and LAE incurred:
Attritional losses	$(243,440)	$(44,425)	$(32,162)	$(320,027)
Large event losses	(8,068)	—	—	(8,068)
CAT event losses	(7,196)	—	(13,507)	(20,703)
Prior year favorable (adverse) loss development	(3,586)	(430)	(7,190)	(11,206)
Total net loss and LAE incurred	$(262,290)	$(44,855)	$(52,859)	$(360,004)

Total allocated assets (1)	$485,388	$98,467	$1,151,452	$1,735,307
(1) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

The other underwriting expenses includes general and administrative expenses directly attributable to each of the segment, in addition to allocated indirect overhead costs.

The net investment income includes:

•Interest income earned on restricted cash (see Note 6 - Restricted Cash and Cash Equivalents) and FAL balances directly attributable to each of the segments;
•Interest income and realized and unrealized gains (losses) relating to the fixed maturity portfolio attributable to Open Market segment (see Note 4 - Fixed Maturity Investments); and
•Realized and unrealized gains (losses) relating to the private investments directly attributable to Innovations segment (see Note 5 - Other Investments).

The Company had no intersegment revenues for the years ended December 31, 2025, 2024, and 2023.

Concentration of revenue

The Company has a diverse client base, for which there was no individual customer that accounted for more than 10% of the total consolidated gross premiums written for the years ended December 31, 2025, 2024, and 2023.

Premiums by Geographic Area

The following table presents gross premiums written by the geographical location of the Company’s subsidiaries:

Years ended December 31,	2025		2024		2023
Ireland	$156,537	20.2%	$160,736	23.0%	$95,371	15.0%
United Kingdom	273,470	35.4	176,336	25.3	192,699	30.3
Cayman Islands	343,254	44.4	361,263	51.7	348,740	54.8
	$773,261	100.0%	$698,335	100.0%	$636,810	100.0%

19.     STATUTORY REQUIREMENTS

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

The statutory capital and surplus and required minimum statutory capital and surplus of the Company’s most significant regulated reinsurance operations are detailed below:

	Cayman Islands		Ireland
At December 31,	2025	2024	2025	2024
Statutory capital and surplus	609,397	$603,095	66,762	64,677
Required statutory capital surplus	354,618	307,875	41,004	39,759
Excess statutory capital	254,779	$295,220	25,758	$24,918

The statutory net income for the Company’s most significant regulated reinsurance operations were as follows:

	Greenlight Re	GRIL
Year ended December 31, 2025	$69,866	$10,559
Year ended December 31, 2024	$47,360	$4,368
Year ended December 31, 2023	$85,464	$11,479

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

Greenlight Re is not required to prepare statutory financial statements for filing with CIMA. There were no material differences between Greenlight Re’s GAAP capital, surplus, and net income and its statutory capital, surplus, and net income at December 31, 2025 and 2024, and for the years then ended.

Any dividends declared and paid from Greenlight Re to the Company requires CIMA’s approval. During the year ended December 31, 2025, $61.0 million of dividends (2024: $22.5 million, 2023: $8.3 million) were declared or paid by Greenlight Re to the Company. The dividends were approved by CIMA and resulted in the return of additional share capital to the Company. At December 31, 2025, $254.8 million (2024: $295.2 million) of Greenlight Re’s capital and surplus was available for distribution as dividends.

Ireland

Effective January 1, 2016, the Company’s Irish subsidiary (GRIL) is obligated to maintain at all times the Minimum Capital Requirement (“Irish MCR”) and the Solvency Capital Requirement (“SCR”) as calculated by reference to Solvency II definition.

There were no material differences between the statutory financial statements and statements prepared in accordance with U.S. GAAP for GRIL at December 31, 2025 and 2024, and for the years then ended.

The amount of dividends that GRIL is permitted to distribute is limited to its excess statutory capital, as noted in the above table. The Central Bank of Ireland has powers to intervene if a dividend payment were to breach regulatory capital requirements. During the year ended December 31, 2025, $7.5 million of dividends (2024: $20.0 million, 2023: nil) were declared or paid by GRIL to the Company.

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

The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit, known as “Funds at Lloyds” or “FAL”, in the form of cash, certain investment securities, or letters of credit. The FAL is not available for distributions for the payment of dividends or for working capital requirements. Further, corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution for the payment of dividends. The amount of FAL for Syndicate 3456 is determined by Lloyd’s and is based on Syndicate 3456’s solvency and capital requirement based on an internal capital model. See Note 17 for total FAL for Syndicate 3456 and other syndicates in which the Company has a participation interest.

20. SUBSEQUENT EVENTS

On February 28, 2026, the United States and Israel launched coordinated, large-scale military strikes on Iran, resulting in retaliatory strikes by Iran on several neighboring Middle Eastern countries. While the Company has reinsurance coverage exposure in these regions through its Specialty line of business, as the situation is developing and outcomes remain highly uncertain, it is too early to reasonably estimate the possible loss or range of loss, if any, that may result from this event. The Company also has retrocession excess of loss protections in place for the exposed Specialty lines to reduce the impact of an escalated or prolonged conflict in the region.

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2025
(expressed in thousands of U.S. dollars)

	Cost	Fair Value	Amount Shown in Balance Sheet
Other investments
Private equity securities	$29,787	$61,819	$61,819
Private debt securities	1,585	1,092	1,092
Total	31,372	62,911	62,911

Fixed maturity investments, at fair value
Fixed maturity portfolio		53,028	53,028
Liquidity fund		12,581	12,581
Total		65,609	65,609
Total investments - other than investments in related parties		$128,520	$128,520

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY
(expressed in thousands of U.S. dollars)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,710	$5,297
Investment in subsidiaries	710,747	690,932
Due from subsidiaries	—	154
Other assets	452	542
Total assets	$712,909	$696,925
Liabilities and equity
Liabilities
Debt	$4,724	$60,749
Other liabilities	160	282
Due to subsidiaries	48	15
Total liabilities	4,932	61,046
Shareholders’ equity
Share capital	3,390	3,483
Additional paid-in capital	478,910	481,551
Retained earnings	225,677	150,845
Total shareholders’ equity	707,977	635,879
Total liabilities and equity	$712,909	$696,925

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF OPERATIONS — PARENT COMPANY ONLY
(expressed in thousands of U.S. dollars)

	2025	2024	2023
Revenue
Net investment income	$85	$143	$5
Other income (expense)	—	(60)	239
Total revenues	85	83	244

Expenses
Corporate expenses	8,043	6,059	9,042
Interest expense	4,366	5,836	5,344
Total expenses	12,409	11,895	14,386
Loss before equity in net income of subsidiaries	(12,324)	(11,812)	(14,142)
Equity in net income of subsidiaries	87,156	54,628	100,972
Net income	$74,832	$42,816	$86,830
Comprehensive income	$74,832	$42,816	$86,830

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
(expressed in thousands of U.S. dollars)

	2025	2024	2023
Cash flows from operating activities
Net income	$74,832	$42,816	$86,830
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(87,156)	(54,628)	(100,972)
Net realized gain on repurchases of convertible senior notes payable	—	—	(265)
Share-based compensation expense	6,082	3,884	5,550
Accretion of debt offering costs, net of change in interest accruals	(712)	1,220	(1,696)
Net change in:
Due from subsidiaries	154	(154)	28,400
Other assets	90	86	125
Other liabilities	(122)	(430)	631
Due to subsidiaries	33	(181)	(635)
Net cash provided by (used in) operating activities	(6,799)	(7,387)	17,968
Cash flows from investing activities
Dividends and return of capital from subsidiaries	68,500	42,500	8,316
Contributions to subsidiaries	(150)	(10,500)	(20,043)
Net cash provided by (used in) investing activities	68,350	32,000	(11,727)
Cash flows from financing activities
Repurchase of ordinary shares	(9,825)	(7,488)	—
Repayment of debt	(55,313)	(13,752)	(947)
Proceeds from Term Loans	—	—	75,000
Repayment of convertible senior notes payable	—	—	(62,147)
Repurchase of convertible senior notes payable	—	—	(17,198)
Net cash used in financing activities	(65,138)	(21,240)	(5,292)
Net increase (decrease) in cash and cash equivalents	(3,587)	3,373	949
Cash and cash equivalents at beginning of the year	5,297	1,924	975
Cash and cash equivalents at end of the year	$1,710	$5,297	$1,924
Supplementary information:
Non cash consideration to subsidiaries, net	$(1,009)	$(572)	$(595)

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(expressed in thousands of U.S. dollars)

	December 31, 2025			Year ended December 31, 2025
	Deferred acquisition costs	Reserves for losses and LAE	Unearned premiums	Net premiums earned	Total investment related income (loss)	Net losses, and LAE	Acquisition costs	Underwriting expenses (2)	Net premiums written	Deposit interest expense, net
Open Market	$86,884	$870,139	$313,915	$576,032	$32,036	$358,396	$158,465	$21,114	$601,690	$421
Innovations	13,070	94,936	47,789	85,626	(10,064)	51,472	26,818	7,513	90,233	—
Corporate (1)	—	2,885	—	(514)	2,485	1,724	(430)	—	(514)	—
	$99,954	$967,960	$361,704	$661,144	$24,457	$411,592	$184,853	$28,627	$691,409	$421

	December 31, 2024			Year ended December 31, 2024
	Deferred acquisition costs	Reserves for losses and LAE	Unearned premiums	Net premiums earned	Total investment related income (loss)	Net losses, and LAE	Acquisition costs	Underwriting expenses (2)	Net premiums written	Deposit interest expense, net
Open Market	$71,432	$769,776	$290,419	$511,922	$42,629	$341,586	$144,852	$19,175	$541,446	$1,228
Innovations	10,817	76,986	34,132	86,352	702	51,939	27,151	3,682	80,016	—
Corporate (1)	—	14,207	—	21,680	2,623	33,744	4,772	—	(197)	—
	$82,249	$860,969	$324,551	$619,954	$45,954	$427,269	$176,775	$22,857	$621,265	$1,228

	December 31, 2023			Year ended December 31, 2023
	Deferred acquisition costs	Reserves for losses and LAE	Unearned premiums	Net premiums earned	Total investment related income (loss)	Net losses, and LAE	Acquisition costs	Underwriting expenses (2)	Net premiums written	Deposit interest expense, net
Open Market	$64,354	$597,478	$246,994	$466,751	$37,351	$262,290	$136,356	$16,827	$466,544	$2,687
Innovations	11,089	46,314	37,438	71,769	2,732	44,855	22,381	2,760	83,608	—
Corporate (1)	4,513	17,762	21,878	44,627	3,325	52,859	10,140	—	43,896	—
	$79,956	$661,554	$306,310	$583,147	$43,408	$360,004	$168,877	$19,587	$594,048	$2,687

(1) Corporate includes the results of runoff business and non-underwriting income and expenses.
(2) Includes underwriting expenses and deposit interest expense, net.

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(expressed in thousands of U.S. dollars)

Year	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net written premiums	Percentage of amount assumed to net
2025	$—	$81,852	$773,261	$691,409	112%
2024	$—	$77,070	$698,335	$621,265	112%
2023	$—	$42,762	$636,810	$594,048	107%