Form 10-Q
period 2026-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2026-05-05
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

At April 30, 2026, there were 33,166,448 ordinary shares outstanding, $0.10 par value per share, of the registrant.

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

Forward-looking statements contained in this Form 10-Q may include, but are not limited to, information regarding our estimates for net loss and loss adjustment expenses incurred, including catastrophes and weather-related losses (herein referred as “CAT losses”), measurements of potential losses in the fair market value of our investments, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding pricing, and other market and economic conditions including inflation, our growth prospects, and valuations of the potential impact of movements in interest rates, equity securities’ prices, and foreign currency exchange rates.

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
•the loss of significant brokers; and
•those described under “Item 1A, Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 9, 2026 (“2025 Form 10-K”), as those risk factors may be updated from time to time in our periodic and other filings with the SEC, which is accessible on the SEC’s website at www.sec.gov.

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

ITEM 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2026 (unaudited) and December 31, 2025
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2026	December 31, 2025
Assets
Investments
Investment in related party investment fund, at fair value	$515,244	$504,555
Fixed maturity investments, at fair value	150,902	65,609
Other investments	66,441	62,911
Total investments	732,587	633,075
Cash and cash equivalents	75,088	111,756
Restricted cash and cash equivalents	535,151	531,976
Reinsurance balances receivable	672,463	664,381
Reinsurance recoverable on unpaid loss and loss adjustment expenses	86,237	81,392
Deferred acquisition costs	100,691	99,954
Unearned premiums ceded	58,528	39,223
Other assets	8,527	8,026
Total assets	$2,269,272	$2,169,783
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$966,339	$967,960
Unearned premium reserves	414,315	361,704
Reinsurance balances payable	109,404	95,853
Funds withheld	22,359	16,105
Other liabilities	10,944	15,460
Debt	4,739	4,724
Total liabilities	1,528,100	1,461,806
Commitments and Contingencies (Note 16)
Shareholders' equity
Preferred share capital (par value $0.10; none issued)	—	—
Ordinary share capital (par value $0.10; issued and outstanding, 33,684,902) (2025: par value $0.10; issued and outstanding, 33,897,709)	3,368	3,390
Additional paid-in capital	476,377	478,910
Retained earnings	261,427	225,677
Total shareholders' equity	741,172	707,977
Total liabilities and equity	$2,269,272	$2,169,783

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three months ended March 31, 2026 and 2025
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31
	2026	2025
Revenues
Gross premiums written	$227,938	$247,945
Gross premiums ceded	(44,464)	(28,548)
Net premiums written	183,474	219,397
Change in net unearned premium reserves	(29,329)	(50,934)
Net premiums earned	154,145	168,463
Income from investment in related party investment fund (see Note 3)	33,689	32,197
Net investment income	6,731	8,287
Foreign exchange gains (losses)	(4,905)	4,355
Total revenues	189,660	213,302
Expenses
Net loss and loss adjustment expenses incurred	91,155	122,884
Acquisition costs	48,962	46,866
Underwriting expenses	7,805	6,358
Corporate and other expenses	5,742	4,672
Deposit interest expense	32	149
Interest expense	99	1,464
Total expenses	153,795	182,393
Income before income tax	35,865	30,909
Income tax expense	(115)	(1,282)
Net income	$35,750	$29,627

Earnings per share ("EPS"):
Basic	$1.06	$0.87
Diluted	$1.05	$0.86
Weighted average number of ordinary shares used in the determination of EPS:
Basic	33,618,851	33,949,967
Diluted	34,174,109	34,418,262

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the three months ended March 31, 2026 and 2025
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2026	2025
Ordinary share capital
Balance - beginning of period	$3,390	$3,483
Issued (forfeited) shares, net	8	(27)
Repurchase of ordinary shares	(30)	—
Balance - end of period	3,368	3,456
Additional paid-in capital
Balance - beginning of period	478,910	481,551
Repurchase of ordinary shares	(4,959)	—
Share-based compensation expense	2,426	1,325
Balance - end of period	476,377	482,876
Retained earnings
Balance - beginning of period	225,677	150,845
Net income	35,750	29,627
Balance - end of period	261,427	180,472
Total shareholders' equity	$741,172	$666,804

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2026 and 2025
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2026	2025
Cash flows from operating activities
Net income	$35,750	$29,627
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Income from investments in related party investment fund	(33,689)	(32,197)
Net realized and unrealized losses (gains) on investments	234	(111)
Net realized and unrealized losses (gains) on derivatives	—	64
Share-based compensation expense	2,434	1,298
Accretion of debt offering costs, net of change in interest accruals	15	23
Net change in:
Reinsurance balances receivable	(8,082)	(64,228)
Reinsurance recoverable on unpaid loss and loss adjustment expenses	(4,845)	(2,173)
Deferred acquisition costs	(737)	(14,510)
Unearned premiums ceded	(19,305)	(9,350)
Loss and loss adjustment expense reserves	(1,621)	55,631
Unearned premium reserves	52,611	59,760
Reinsurance balances payable	13,551	(12,162)
Funds withheld	6,254	(53)
Other items, net	(5,326)	(1,240)
Net cash provided by operating activities	37,244	10,379
Cash flows from investing activities
Proceeds from redemptions of investment in Solasglas	33,000	14,000
Contributions to investment in Solasglas	(10,000)	(30,000)
Proceeds from sales of fixed maturity investments	10,853	—
Proceeds from redemptions and maturities of fixed maturity investments	1,418	—
Purchases of fixed maturity investments	(98,183)	—
Purchases of other investments	(3,143)	—
Proceeds from sale of other investments	—	5
Purchases of other assets	(32)	—
Net cash used in investing activities	(66,087)	(15,995)
Cash flows from financing activities
Borrowings from debt facility	5,000	—
Repayment of debt	(5,000)	(938)
Repurchase of ordinary shares	(4,989)	—
Net cash used in financing activities	(4,989)	(938)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	339	226
Decrease in cash, cash equivalents and restricted cash	(33,493)	(6,328)
Cash, cash equivalents and restricted cash at beginning of the period	643,732	649,087
Cash, cash equivalents and restricted cash at end of the period	$610,239	$642,759
Supplementary information:
Interest paid in cash	$83	$1,362
Income tax paid (refund received) in cash	$—	$(9)

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2026

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

Basis of Presentation

These unaudited condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the U.S. Securities and Exchange Commission’s (“SEC”) instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s 2025 Form 10-K. The financial statements include the accounts of GLRE and the consolidated financial statements of its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated on consolidation.

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

2. SIGNIFICANT ACCOUNTING POLICIES

There were no material changes to the Company’s significant accounting policies subsequent to its 2025 Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU 2024-03 requires more detailed disclosures about the type of expenses (including employee compensation, and depreciation / amortization) in commonly presented expense captions in the condensed consolidated income statements. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years after December 15, 2027. Early adoption is permitted. As this ASU relates solely to financial statement disclosure, its adoption will not impact the Company's results of operations, financial condition, or liquidity.

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

The Company’s maximum exposure to loss relating to Solasglas Investments, LP (“Solasglas”) is limited to GLRE's share of Partners’ capital in Solasglas. At March 31, 2026, GLRE’s share of Partners’ capital in Solasglas was $515.2 million (December 31, 2025: $504.6 million), representing 80.1% (December 31, 2025: 81.4%) of Solasglas’ total capital. DME Advisors II, LLC held the remaining 19.9% (December 31, 2025: 18.6%) of Solasglas’ total capital.

The Company’s share of Solasglas’ income from operations for the three months ended March 31, 2026 was $33.7 million (three months ended March 31, 2025: $32.2 million), as shown in the caption “Income from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of Solasglas are presented below.

Summarized Statements of Financial Condition of Solasglas Investments, LP

	March 31, 2026	December 31, 2025
Assets
Investments, at fair value	$599,730	$600,837
Derivative contracts, at fair value	17,619	22,384
Due from brokers	350,783	281,505
Interest and dividends receivable	465	1,463
Total assets	968,597	906,189

Liabilities
Investments sold short, at fair value	(310,838)	(275,794)
Derivative contracts, at fair value	(12,545)	(6,670)
Capital withdrawals payable	(250)	(1,010)
Interest and dividends payable	(1,876)	(2,528)
Accrued expenses and other liabilities	(228)	(178)
Total liabilities	(325,737)	(286,180)

Partners' capital	$642,860	$620,009

GLRE’s share of Partners' capital	$515,244	$504,555

Summarized Statements of Operations of Solasglas Investments, LP

	Three months ended March 31
	2026	2025
Investment income
Dividend income (net of withholding taxes)	$1,519	$1,490
Interest income	3,362	3,627
Total Investment income	4,881	5,117

Expenses
Management fee	(1,866)	(1,730)
Interest	(551)	(1,701)
Dividends	(1,401)	(761)
Research and operating	(504)	(485)
Total expenses	(4,322)	(4,677)

Net investment income	559	440

Realized and change in unrealized gains (losses)
Net realized gain	61,966	19,105
Net change in unrealized appreciation (depreciation)	(16,423)	27,018
Net gain on investment transactions	45,543	46,123

Net increase in Partners' capital (1)	$46,102	$46,563

GLRE’s share of the increase in Partners' capital	$33,689	$32,197

(1) The net increase in Partners’ capital is net of management fees and performance allocation presented below:

	Three months ended March 31
	2026	2025
Management fees	$1,866	$1,730
Performance allocation	3,743	3,578
Total	$5,609	$5,308

See Note 14 for further details on management fees and performance allocation.

4. FIXED MATURITY INVESTMENTS

For certain regulatory trust accounts used as collateral for reinsurance clients, the funds are invested in fixed maturity securities. Accordingly, these investments are restricted for reinsurance clients.

The following table summarizes the fair value of fixed maturity investments:

	March 31, 2026	December 31, 2025
Fixed maturity securities:
U.S. government and agencies	$26,252	$17,979
Agency residential mortgage-backed securities ("RMBS")	25,197	18,258
Corporate bonds	38,664	9,769
Asset-back securities ("ABS")	6,085	5,565
Non-agency RMBS	—	600
Municipal bonds	—	857
Total fixed maturity securities	96,198	53,028
Liquidity funds	54,704	12,581
Total fixed maturity investments, at fair value	$150,902	$65,609

The following table summarizes the net realized and unrealized gains (losses) for the fixed maturity investments:

	Three months ended March 31
Three months ended March 31	2026	2025
Net realized gains (losses)	7	—
Change in net unrealized gains (losses)	(628)	—
Net realized and unrealized gains (losses) for fixed maturity investments	$(621)	$—

5. OTHER INVESTMENTS

Portfolio

At March 31, 2026, the breakdown of the Company’s other investments was as follows:

At March 31, 2026	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private equity securities	$32,921	$38,629	$(5,695)	$—	$65,855
Private debt securities	586	—	—	—	586
Total other investments	$33,507	$38,629	$(5,695)	$—	$66,441

At December 31, 2025, the breakdown of the Company’s other investments was as follows:

At December 31, 2025	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private equity securities	$29,787	$38,086	$(6,054)	$—	$61,819
Private debt securities	1,585	—	(572)	79	1,092
Total other investments	$31,372	$38,086	$(6,626)	$79	$62,911

Private equities

Measurement alternative

During the three months ended March 31, 2026, the Company made further investments in equity securities in privately held entities that do not have readily determinable fair values. In accordance with ASC 321-10-35-2, the Company has elected to apply the measurement alternative to these new investments.

Adjustments for observable price changes and impairments

The Company recognized the following adjustments to the carrying values of the private investments and unlisted equity securities, resulting from observable price changes in orderly transactions and impairments:

	Three months ended March 31
	2026	2025
Upward adjustments (1)	$698	$483
Downward adjustments and impairments(2)	$(320)	$(377)

(1) The cumulative upward carrying value changes from inception to March 31, 2026, for outstanding holdings, totaled $60.0 million.
(2) The cumulative downward carrying value changes from inception to March 31, 2026, for outstanding holdings, totaled $28.4 million.

Net investment income

The following table summarizes the change in unrealized gains (losses) and the realized gains (losses) for the Company’s other investments, which are included in “Net investment income” in the condensed consolidated statements of operations (see Note 14):

	Three months ended March 31
	2026	2025
Gross realized gains	$—	$5
Gross realized losses	(1,087)	—
Net realized gains (losses)	$(1,087)	$5
Change in unrealized gains	1,474	106
Net realized and unrealized gains (losses) on other investments	$387	$111

6. RESTRICTED CASH AND CASH EQUIVALENTS

The following table shows the breakdown of the Company’s restricted cash and cash equivalents, along with a reconciliation of the total cash, cash equivalents, and restricted cash reported in the condensed consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
Restricted cash and cash equivalents:
Cash securing trust accounts	$170,267	$204,129
Cash securing letters of credit issued	349,701	310,688
Cash securing debt facility	10,000	10,000
Other	5,183	7,159
Total restricted cash and cash equivalents	535,151	531,976
Cash and cash equivalents	75,088	111,756
Total cash, cash equivalents, and restricted cash	$610,239	$643,732

7. FAIR VALUE MEASUREMENTS

Assets measured at fair value on a nonrecurring basis

At March 31, 2026, the Company held $53.7 million (December 31, 2025: $53.3 million) of private equities measured at fair value on a nonrecurring basis. At March 31, 2026, the Company held $12.8 million (December 31, 2025: $9.6 million) of private equities measured at cost. The Company classifies these investments as Level 3 within the fair value hierarchy.

The following table summarizes the periods between the most recent fair value measurement dates and March 31, 2026, for the private equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
Fair values measured on a nonrecurring basis	$16,205	$13,320	$24,138	$53,663

Assets measured at fair value on a recurring basis

Fixed maturity investments

The following table summarizes the fair value hierarchy for the Company’s fixed maturity portfolio.

At March 31, 2026	Level 1	Level 2	Level 3	Total
U.S. government and government agencies	$13,393	$12,859	$—	$26,252
Agency RMBS	—	25,197	—	25,197
Corporate bonds	—	38,664	—	38,664
ABS	—	6,085	—	6,085
Total	$13,393	$82,805	$—	$96,198

Financial Instruments Disclosed, But Not Carried, at Fair Value

At March 31, 2026, the carrying value of private debt securities (see Note 5) and the outstanding debt under the Revolving Credit Facility approximates their fair values. The Company classifies these financial instruments as Level 2 within the fair value hierarchy.

8. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and loss adjustment expense (“LAE”) reserves were composed of the following:

	March 31, 2026	December 31, 2025
Case reserves	$247,071	$233,076
IBNR	719,268	734,884
Total	$966,339	$967,960

Reserve Roll-forward

The following provides a reconciliation of the Company’s beginning and ending gross and net reserves for loss and LAE:

Consolidated	Three months ended March 31
	2026	2025
Gross balance at January 1	$967,960	$860,969
Less: Losses recoverable	(81,392)	(85,790)
Net balance at January 1	886,568	775,179
Incurred losses related to:
Current year	93,644	118,666
Prior years	(2,489)	4,218
Total incurred	91,155	122,884
Paid losses related to:
Current year	(5,864)	(6,352)
Prior years	(87,281)	(75,203)
Total paid	(93,144)	(81,555)
Foreign exchange and translation adjustment	(4,476)	12,129
Net balance at March 31	880,102	828,637
Add: Losses recoverable (see Note 8)	86,237	87,963
Gross balance at March 31	$966,339	$916,600

Estimates for Catastrophe Events

At March 31, 2026, the Company’s net reserves for losses and LAE include estimated amounts for several catastrophe and weather-related events (the “CAT losses”). The magnitude and volume of losses arising from CAT events is inherently uncertain. Adjustments are recorded in the period in which they are identified. Accordingly, actual losses for CAT events may ultimately differ materially from the Company’s current estimates.

CAT events in 2026

During the three months ended March 31, 2026, the Company incurred CAT losses of $5.0 million relating to the Middle East conflict. There were no loss recoveries associated with this event.

CAT events in 2025

During the three months ended March 31, 2025, the Company incurred CAT losses of $27.0 million relating to the California wildfires. There were no loss recoveries associated with this event.

Prior Year Reserve Development

The Company’s net favorable (adverse) prior year reserve development arises from changes to estimates for losses and LAE related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment and consolidated:

	Favorable (Adverse)
	Open Market	Innovations	Total Segments	Corporate	Total Consolidated
Three months ended March 31, 2026	$2,847	$(358)	$2,489	$—	$2,489
Three months ended March 31, 2025	$(4,896)	$567	$(4,329)	$111	$(4,218)

Open Market Segment

The net favorable reserve development for the three months ended March 31, 2026 was composed of $5.8 million better than expected loss emergence predominantly on the multiline business (mostly FAL business for 2024 and 2025 accident years) and specialty business (mostly 2022-2024 accident years). This was partially offset by $3.0 million of reserve strengthening predominantly on the casualty line (various accident years) due to current economic and social inflation trends.

The net adverse reserve development for the three months ended March 31, 2025 was composed of $23.2 million of reserve strengthening predominantly on the casualty line (various accident years) due to economic and social inflation trends. This was partially offset by $18.3 million of favorable reserve development on property (mostly 2024 accident year) and specialty lines (mostly 2022-2024 accident years) due to better than expected loss emergence.

Innovations Segment

The net adverse reserve development for the three months ended March 31, 2026 was composed of $0.6 million of reserve strengthening predominantly on the multiline business (Syndicate 3456 for 2023-2024 accident years) due to worse than expected loss emergence. This was partially offset by $0.3 million of favorable reserve development predominantly on the financial line.

The net favorable reserve development for the three months ended March 31, 2025 was due to better than expected loss emergence on multiline and specialty lines (2022-2023 underwriting years).

Corporate - Runoff Business

Corporate represents the Innovations related property runoff business. The favorable reserve development for the three months ended March 31, 2025 relate to CAT losses driven by the U.S. tornados (2021-2023 underwriting years).

9. RETROCESSION

The following table provides a breakdown of ceded reinsurance:

	Three months ended March 31
	2026	2025
Gross ceded premiums	$44,464	$28,548
Earned ceded premiums	$25,113	$19,292
Loss and loss adjustment expenses ceded	$11,999	$6,656

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company.

The following table shows a breakdown of losses recoverable on a gross and net of collateral basis:

	March 31, 2026		December 31, 2025
	Gross	Net of Collateral(1)	Gross	Net of Collateral(1)
A- or better by A.M. Best	$83,447	$73,642	$78,874	$70,799
Not rated	3,307	1,429	3,035	812
Total before provision	$86,754	$75,071	$81,909	$71,611
Provision for credit losses	(517)		(517)
Total reinsurance recoverable, net	$86,237		$81,392
(1) Collateral is in the form of cash, letters of credit, funds withheld, and/or cash collateral held in trust accounts. This excludes any excess collateral in order to disclose the aggregate net exposure for each retrocessionaire.
At March 31, 2026, we had 2 reinsurers (December 31, 2025: 2) that accounted for 10% or more of the total loss and loss adjustment expenses recoverable, net of the credit loss provision, for an aggregate gross amount of $23.4 million (December 31, 2025: $20.7 million).

10. DEBT AND CREDIT FACILITIES

Debt Obligations

The following table summarizes the Company’s outstanding debt obligations.

	March 31, 2026	December 31, 2025
Revolving credit facility	5,000	5,000
Less: deferred financing costs	(261)	(276)
Total debt	$4,739	$4,724

Credit Facilities

At March 31, 2026, the Company had letters of credit (“LC”) facilities with the following financial institutions:

	Capacity	LCs issued
For reinsurance contracts:
HSBC	$100,000	$18
Citibank	275,000	159,043
CIBC	200,000	190,296
Total LCs in favor of cedants	$575,000	$349,357

For Lloyd’s syndicates capacity:
Citibank FAL	£50,000	£45,000

Except for the above Citibank FAL facility, the LC facilities are cash collateralized (see Note 6). The LC facilities are subject to various customary covenants. At March 31, 2026, the Company was in compliance with all LC facilities covenants.

11. SHARE CAPITAL

Ordinary Shares

The Company’s authorized share capital is 125,000,000 ordinary shares, par value of $0.10 per share.

The following table is a summary of changes in ordinary shares issued and outstanding:

	Three months ended March 31
	2026	2025
Balance – beginning of period	33,897,709	34,831,324
Issue of shares for vested RSUs (see Note 12)	142,828	100,793
Forfeiture of restricted shares (see Note 12)	(56,934)	(374,668)
Repurchase of ordinary shares	(298,701)	—
Balance – end of period	33,684,902	34,557,449

Share Repurchase Plan

On May 2, 2025, the Board of Directors re-approved the share repurchase plan, until June 30, 2026, authorizing the Company to repurchase up to $25 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. Any shares repurchased are canceled immediately upon repurchase. For the three months ended March 31, 2026, the Company repurchased 298,701 ordinary shares for $5.0 million (2025: none).

Preferred Shares

The Company’s authorized share capital also consists of 50,000,000 preference shares with a par value of $0.10 each. At March 31, 2026, the Company has no issued and outstanding preferred shares.

12. SHARE-BASED COMPENSATION

Refer to Note 12 of the Company’s audited consolidated financial statements of its 2025 Form 10-K for a summary of the Company’s 2023 Incentive Plan, including the definition of performance-based and service-based stock awards.

At March 31, 2026, 2,676,671 (December 31, 2025: 2,932,559) ordinary shares remained available for future issuance under the Company’s 2023 Incentive Plan.

Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards (“RSs”) during the three months ended March 31, 2026 and 2025:

	Performance RSs		Service RSs
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2024	944,587	$9.87	191,556	$9.96
Granted	—	—	—	—
Vested	(222,532)	9.65	(75,667)	8.08
Forfeited	(372,966)	9.08	(1,702)	9.85
Balance at March 31, 2025	349,089	$10.87	114,187	$11.20

Balance at December 31, 2025	347,581	$10.87	111,248	$11.45
Granted	—	—	—	—
Vested	(290,647)	10.87	(29,364)	9.85
Forfeited	(56,934)	10.87	—	—
Balance at March 31, 2026	—	$—	81,884	$12.03

For the three months ended March 31, 2026, the total fair value of Performance and Service RSs vested was $4.7 million (2025: $4.2 million).

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the three months ended March 31, 2026 and 2025:

	Performance RSUs		Service RSUs
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2024	403,526	$10.43	149,834	$11.14
Granted	185,551	13.16	149,435	13.16
Vested	(38,752)	6.82	(62,041)	10.46
Forfeited	(54,048)	7.06	(3,534)	11.85
Balance at March 31, 2025	496,277	$12.10	233,694	$12.60

Balance at December 31, 2025	490,823	$12.10	224,751	$12.60
Granted	171,935	14.99	150,585	14.99
Vested	(49,495)	9.85	(93,333)	12.31
Forfeited	(9,695)	9.85	—	—
Balance at March 31, 2026	603,568	$13.14	282,003	$13.98

For the awards granted during the three months ended March 31, 2026, the Service RSUs vest evenly over three years on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 0% and 200% of the awarded Performance RSUs, with a target of 100%.

For the three months ended March 31, 2026, the total fair value of Performance and Service RSUs vested was $2.1 million (2025: $1.4 million).

Stock Compensation Expense

For the three months ended March 31, 2026, the Company recorded $2.4 million (2025: $1.3 million) of total stock compensation expense (net of forfeitures), respectively. Forfeiture recoveries were immaterial for both periods.

13. EARNINGS PER SHARE

The following table reconciles net income and weighted average shares used in computing basic and diluted EPS for the three months ended March 31, 2026 and 2025:

	Three months ended March 31
	2026	2025
Numerator for EPS:
Net income - basic	$35,750	$29,627
Net income - diluted	$35,750	$29,627

Denominator for EPS:
Weighted average shares outstanding - basic	33,618,851	33,949,967
Effect of dilutive employee and director share-based awards	555,258	468,295
Weighted average shares outstanding - diluted	34,174,109	34,418,262
Anti-dilutive stock options outstanding	579,636	620,319
EPS:
Basic	$1.06	$0.87
Diluted	$1.05	$0.86

14. NET INVESTMENT INCOME

The following table provides a breakdown of net investment income:

	Three months ended March 31
	2026	2025
Interest and dividend income, net of withholding taxes and other expenses	$5,013	$6,635
Investment income from Lloyd's syndicates	1,952	1,541
Net realized and unrealized gains (losses) on fixed maturities (see Note 4)	(621)	—
Net realized and unrealized gains (losses) on other investments (see Note 5)	387	111
Net investment income	6,731	8,287
Share of Solasglas' net income (see Note 3)	33,689	32,197
Total investment income	$40,420	$40,484

15. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

For the three months ended March 31, 2026, there has been no change to the Company’s investment advisory agreement with Solasglas as described in its 2025 Form 10-K. Refer to Note 3 for a breakdown of management fees and performance fees for the three months ended March 31, 2026 and 2025.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At March 31, 2026, Solasglas, along with certain affiliates of DME Advisors, collectively owned 24.0% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in Solasglas. At March 31, 2026, Solasglas held 0.8 million shares of GRBK.

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

Investments

The Company’s fixed maturities portfolio is exposed to potential losses arising from diminishing creditworthiness of issuers of bonds. The fixed maturities portfolio is managed by an external investment manager in accordance with the Company’s investment guidelines and the underlying investment guidelines set by the respective regulatory trusts. At March 31, 2026, there was no fixed maturity security that exceeded 10% of the Company’s shareholders’ equity.

The Company’s credit risk exposure to private debt securities within its “Other investments” are immaterial (see Note 5).
Reinsurance balances receivable, net

The following table shows the breakdown of reinsurance balances receivable:

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
Premiums receivable	$285,741	42.5%	$246,533	37.1%

Funds withheld:
Premiums held by Lloyd's syndicates	348,478	51.8%	336,216	50.6%
Funds held by cedants	32,967	4.9%	32,337	4.9%
Funds at Lloyd’s	13	—%	44,185	6.7%

Profit commission receivable	6,613	1.0%	6,459	1.0%

Total before provision	673,812	100.2%	665,730	100.2%
Provision for expected credit losses	(1,349)	(0.2)%	(1,349)	(0.2)%
Reinsurance balances receivable, net	$672,463	100.0%	$664,381	100.0%

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

b) Lease Obligations

There was no change to the Company’s operating lease agreements subsequent to its 2025 Form 10-K.

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

d) Unsecured Citibank FAL Facility

In 2025, Citibank issued £45 million unsecured LC in favor of Lloyd’s, for which the Parent has provided a guarantee to Citibank. Refer to “Credit Facilities” in Note 10 for additional information.

17. SEGMENT REPORTING

The Company has two reportable segments.

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

The Company’s reportable segments each have executive leadership who are responsible for their performance and who are directly accountable to the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer. The CODM reviews the financial performance of the reportable segment to assess the achievement of strategic initiatives, the efficiency of the deployed capital, and how to allocate resources to the reportable segments based on the segment’s financial performance.

The table below provides information about the Company’s reportable segments, including the reconciliation to net income as reported under U.S. GAAP. Comparatives have been recast to conform with the current reportable segments.

Three months ended March 31, 2026:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$180,347	$47,593	$(2)	$227,938
Net premiums written	$151,295	$32,181	$(2)	$183,474
Net premiums earned	$128,981	$25,166	$(2)	$154,145
Net loss and LAE incurred	(75,230)	(15,926)	1	(91,155)
Acquisition costs	(41,212)	(7,750)	—	(48,962)
Other underwriting expenses	(5,743)	(2,062)	—	(7,805)
Deposit interest expense, net	(32)	—	—	(32)
Underwriting income (loss)	6,764	(572)	(1)	6,191

Reconciliation to income before income taxes:
Net investment income (loss)	5,135	1,094	502	6,731
Corporate and other expenses	—	(722)	(5,020)	(5,742)
Income (loss) from investment in Solasglas			33,689	33,689
Foreign exchange gains (losses)			(4,905)	(4,905)
Interest expense			(99)	(99)
Income (loss) before income taxes	$11,899	$(200)	$24,166	$35,865

Additional information:
Net loss and LAE incurred:
Attritional losses	$(69,505)	$(15,568)	$1	$(85,072)
Large event losses	(3,572)	—	—	(3,572)
CAT event losses	(5,000)	—	—	(5,000)
Prior year favorable (adverse) loss development	2,847	(358)	—	2,489
Total net loss and LAE incurred	$(75,230)	$(15,926)	$1	$(91,155)

Total allocated assets (1)	$507,804	$172,625	$1,588,843	$2,269,272

(1) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Three months ended March 31, 2025:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$220,709	$27,466	$(230)	$247,945
Net premiums written	$195,609	$23,971	$(183)	$219,397
Net premiums earned	$149,641	$19,005	$(183)	$168,463
Net loss and LAE incurred	(112,763)	(10,346)	225	(122,884)
Acquisition costs	(40,881)	(6,033)	48	(46,866)
Other underwriting expenses	(4,797)	(1,561)	—	(6,358)
Deposit interest expense, net	(149)	—	—	(149)
Underwriting income (loss)	(8,949)	1,065	90	(7,794)

Reconciliation to income before income taxes:
Net investment income	5,771	448	2,068	8,287
Corporate and other expenses	—	(572)	(4,100)	(4,672)
Income from investment in Solasglas			32,197	32,197
Foreign exchange gains (losses)			4,355	4,355
Interest expense			(1,464)	(1,464)
Income (loss) before income taxes	$(3,178)	$941	$33,146	$30,909

Additional information:
Net loss and LAE incurred:
Attritional losses	$(80,852)	$(10,913)	$114	$(91,651)
Large event losses	—	—	—	—
CAT event losses	(27,015)	—	—	(27,015)
Prior year favorable (adverse) loss development	(4,896)	567	111	(4,218)
Total net loss and LAE incurred	$(112,763)	$(10,346)	$225	$(122,884)

Total allocated assets (1)	$459,549	$145,402	$1,547,145	$2,152,096

(1) The Company does not allocate assets to reporting segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

18.    SUBSEQUENT EVENTS

Stock Repurchases

During April 2026, the Company repurchased 518,454 ordinary shares at an aggregate cost of $9.5 million and an average price of $18.38 per ordinary share.

On April 28, 2026, the Board of Directors approved a new share repurchase plan of up to $40.0 million from May 15, 2026 to May 31, 2027. Any shares repurchased are canceled immediately upon repurchase.

CIBC LC Facilities

On April 1, 2026, the Company entered into the following transactions through its subsidiaries: (i) Greenlight Reinsurance, Ltd. (“Greenlight Re”) amended and restated its Master LC Agreement with CIBC, and ii) Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”) entered into a Master LC Agreement with CIBC (collectively, the “Master LC Agreements”, and the facilities thereunder, the “CIBC LC Facilities” and each a “CIBC LC Facility”). The Master LC Agreements increase the aggregate LC commitment by CIBC from $200 million (see Note 10) to $300 million, thereby providing additional LC capacity for the Company’s operating subsidiaries, Greenlight Re and GRIL. Initially, $250 million has been allocated to Greenlight Re and $50 million to GRIL; however, this allocation may be changed by written agreement between the parties. The CIBC LC Facilities will mature on December 22, 2027, subject to automatic annual extensions unless prior written notice is provided by either party.

Each CIBC LC Facility is secured by a first-priority lien on a separate cash collateral account held with CIBC, with a minimum cash balance equal to the face amount of the LCs issued and outstanding under such CIBC LC Facility.

Investment Advisory Agreement

Effective May 1, 2026, the monthly management fee payable to DME Advisors by Solasglas changed to 0.104% (1.25% per annum) from 0.125% (1.5% per annum).

Citibank FAL Facility

On April 29, 2026, the Citibank FAL facility increased from £50 million to £60 million (see Note 10). On April 29, 2026, Citibank issued an additional LC of £13 million for a total of £58 million in favor of Lloyd’s to support the Company’s FAL business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,” or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and its wholly-owned subsidiaries unless the context dictates otherwise.

The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying noted included in Item 1 of this report and the audited consolidated financial statements and accompanying notes, which appear in our 2025 Form 10-K.

The following is management’s discussion and analysis (“MD&A”) of our results of operations for the three months ended March 31, 2026 and 2025 and the Company’s financial condition at March 31, 2026 and December 31, 2025.

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

For the three months ended March 31, 2026 (“Q1 2026”), we had a net income of $35.8 million, compared to $29.6 million over the three months ended March 31, 2025 (“Q1 2025”). The increase was mainly attributable to stronger underwriting performance, partially offset by foreign exchange losses.

The following is a summary of our financial performance for Q1 2026, compared to Q1 2025:
•Gross premiums written was $227.9 million, a decrease of 8.1%;
•Net premiums earned was $154.1 million, a decrease of 8.5%;
•Net underwriting income was $6.2 million, compared to net underwriting loss of $7.8 million;
•Total investment income was $40.4 million, a decrease of 0.2%;
•Diluted EPS was $1.05, compared to $0.86, an increase of 22.1%; and
•Fully diluted book value per share was $21.40, an increase of 4.7% since December 31, 2025.

Fully diluted book value per share is a non-GAAP financial measure. See “Key Financial Measure and Non-GAAP Measures” section of this MD&A.

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

General economic conditions

There are many factors contributing to an uncertain global economic outlook, and in particular, the current Middle East conflict. With the recent increase in oil price driven by this conflict, we believe that inflationary trends of recent years could persist. We continue to consider the potential impact of relevant economic factors on our underwriting portfolio.

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

Key Financial Measures and Non-GAAP Measures

There have been no changes to our key financial measures, including non-GAAP financial measures, as described in the MD&A of our 2025 Form 10-K.

Fully Diluted Book Value Per Share

The following table presents a reconciliation of the fully diluted book value per share to basic book value per share (the most directly comparable U.S. GAAP financial measure):

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Numerator for basic and fully diluted book value per share:
Total equity as reported under U.S. GAAP	$741,172	$707,977	$658,889	$663,318	$666,804
Denominator for basic and fully diluted book value per share:
Ordinary shares issued and outstanding as reported and denominator for basic book value per share	33,684,902	33,897,709	34,099,226	34,198,153	34,557,449
Add: In-the-money stock options (1) and all outstanding RSUs	950,199	755,997	757,505	775,124	773,938
Denominator for fully diluted book value per share	34,635,101	34,653,706	34,856,731	34,973,277	35,331,387

Basic book value per share	$22.00	$20.89	$19.32	$19.40	$19.30
Increase in basic book value per share	$1.11	$1.57	$(0.08)	$0.10	$1.04
Increase in basic book value per share	5.3%	8.1%	(0.4)%	0.5%	5.7%

Fully diluted book value per share	$21.40	$20.43	$18.90	$18.97	$18.87
Increase in fully diluted book value per share	$0.97	$1.53	$(0.07)	$0.10	$0.92
Increase in fully diluted book value per share	4.7%	8.1%	(0.4)%	0.5%	5.1%
(1) Assuming net exercise by the grantee.

Consolidated Results of Operations

The table below summarizes our consolidated operating results.

	Three months ended March 31
	2026	2025	Change
Underwriting results:
Gross premiums written	$227,938	$247,945	$(20,007)
Net premiums written	$183,474	$219,397	$(35,923)
Net premiums earned	$154,145	$168,463	$(14,318)
Net loss and LAE incurred:
Current year	(93,644)	(118,666)	25,022
Prior year (1)	2,489	(4,218)	6,707
Net loss and LAE incurred	(91,155)	(122,884)	31,729
Acquisition costs	(48,962)	(46,866)	(2,096)
Underwriting expenses	(7,805)	(6,358)	(1,447)
Deposit interest expense	(32)	(149)	117
Net underwriting income (loss)	6,191	(7,794)	13,985

Investment results:
Income from investment in Solasglas	33,689	32,197	1,492
Net investment income	6,731	8,287	(1,556)
Total investment income	40,420	40,484	(64)

Corporate and other expenses	(5,742)	(4,672)	(1,070)
Foreign exchange gains (losses)	(4,905)	4,355	(9,260)
Interest expense	(99)	(1,464)	1,365
Income tax expense	(115)	(1,282)	1,167
Net income	$35,750	$29,627	$6,123
Diluted EPS	$1.05	$0.86	$0.19

Underwriting ratios:			% Point Change
Attritional loss ratio	55.3%	54.4%	0.9
Large event loss ratio	2.3%	—%	2.3
CAT event loss ratio	3.2%	16.0%	(12.8)
Current year loss ratio	60.8%	70.4%	(9.7)
Prior year reserve development ratio	(1.6)%	2.5%	(4.1)
Loss ratio	59.1%	72.9%	(13.8)
Acquisition cost ratio	31.8%	27.8%	4.0
Composite ratio	90.9%	100.7%	(9.8)
Underwriting expense ratio	5.1%	3.9%	1.2
Combined ratio	96.0%	104.6%	(8.6)
1 The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and deposit interest income and expense, was a gain of $1.6 million and a loss of $3.5 million for the three months ended March 31, 2026 and 2025, respectively.

Consolidated Results of Operations for Q1 2026 compared to Q1 2025

Basic book value per share increased by $1.11 per share, or 5.3%, to $22.00 per share from $20.89 per share at December 31, 2025. Fully diluted book value per share increased by $0.97 per share, or 4.7%, to $21.40 per share from $20.43 per share at December 31, 2025.

Net income for Q1 2026 increased by $6.1 million to $35.8 million, driven mainly by the following:

•Underwriting income: Favorable change of $14.0 million, driven by 8.6 percentage points improvement in combined ratio, which was predominantly driven by 13.8 percentage points improvement in the loss ratio, offset partially by an increase in acquisition cost ratio and underwriting expense ratio. The lower loss ratio was due to the lower CAT and large event losses, coupled with an improved prior year reserve development ratio.

•Interest expense: Decreased by $1.4 million driven by the reduction in outstanding debt.

Offset partially by:

•Foreign exchange gains (losses): Unfavorable change of $9.3 million, driven mainly by the weakening of the pound sterling against the U.S. dollar during Q1 2026, compared to the strengthening of the pound against the U.S. dollar during Q1 2025.

Results by Segment
The following is a discussion and analysis for each reporting segment.

Open Market Segment

Results for the Open Market segment were as follows:

	Three months ended March 31
	2026	2025	% Change
Gross premiums written	$180,347	$220,709	(18)%
Net premiums written	$151,295	$195,609	(23)%
Net premiums earned	$128,981	$149,641	(14)%
Net loss and LAE incurred	(75,230)	(112,763)
Acquisition costs	(41,212)	(40,881)
Other underwriting expenses	(5,743)	(4,797)
Deposit interest expense, net	(32)	(149)
Underwriting income (loss)	6,764	(8,949)
Net investment income	5,135	5,771	(11)%
Income (loss) before income taxes	$11,899	$(3,178)

Underwriting ratios:	2026	2025	% Point Change
Loss ratio	58.3%	75.4%	(17.1)
Acquisition cost ratio	32.0%	27.3%	4.7
Composite ratio	90.3%	102.7%	(12.4)
Underwriting expenses ratio	4.5%	3.3%	1.2
Combined ratio	94.8%	106.0%	(11.2)

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31
	2026		2025		Change
Casualty	$11,648	6%	$29,724	13%	$(18,076)
Financial	25,526	14%	24,064	11%	1,462
Health	209	—%	197	—%	12
Multiline	62,304	35%	66,334	30%	(4,030)
Property	25,496	14%	30,039	14%	(4,543)
Specialty	55,164	31%	70,351	32%	(15,187)
Total	$180,347	100%	$220,709	100%	$(40,362)

Gross premiums written within our Open Market segment in Q1 2026 decreased by $40.4 million or 18.3%, compared to Q1 2025. The decrease was predominantly attributable to the following lines of business:

•Casualty: The $18.1 million, or 60.8%, decrease was mainly due to the non-renewal of certain reinsurance programs in our general liability class and multiline casualty class as part of our strategy to reduce our exposure to the Casualty line of business.

•Multiline: The $4.0 million, or 6.1%, decrease was driven mostly by the non-renewal of a commercial auto quota share treaty, coupled with some negative premium estimate revisions within the FAL business related to certain syndicates on the 2024 and 2025 underwriting years. This was partially offset by new FAL business written on the 2026 underwriting year.

•Property: The $4.5 million, or 15.1%, decrease was mainly due to negative premium estimate revision for a prior year quota-share reinsurance treaty. This treaty is mostly retroceded to a third party; accordingly, there was no significant impact on a net premium written basis.

•Specialty: The $15.2 million, or 21.6%, decrease was predominantly driven by negative premium estimate revisions for quota-share reinsurance treaties written in prior years, coupled with rate reductions for renewed business.

Net Premiums Written

Ceded premiums written in Q1 2026 was $29.1 million, resulting in net premiums written of $151.3 million, compared to $25.1 million and $195.6 million, respectively, in Q1 2025. The increase in ceded premiums written of 15.7% was driven primarily due to a new retrocession treaty for our Multiline business, coupled with additional excess of loss retrocessional coverage within our specialty business in 2026 to manage our overall exposure to aviation, marine and energy risks.

This was partially offset by reduced quota share retrocession activity within our Property and Specialty lines of business due to lower estimated inward premiums.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31
	2026		2025		Change
Casualty	$16,008	12%	$27,343	18%	$(11,335)
Financial	15,454	12%	14,315	10%	1,139
Health	61	—%	45	—%	16
Multiline	57,534	45%	53,722	36%	3,812
Property	17,920	14%	18,506	12%	(586)
Specialty	22,004	17%	35,710	24%	(13,706)
Total	$128,981	100%	$149,641	100%	$(20,660)

Net premiums earned within our Open Market segment in Q1 2026 decreased by $20.7 million or 13.8%, compared to Q1 2025. The decrease in Casualty line was due to the non-renewal of certain reinsurance programs in our general liability class as part of our strategy to reduce our exposure to the Casualty line of business. The change is influenced by the amount and timing of net premiums written during the current year and prior years, coupled with the business mix written in the form of excess of loss versus proportional contracts. Additionally, within the Financial line and certain Specialty line classes, the gross premiums written for some treaties are earned over multiple years, corresponding with the anticipated risk coverage period. The negative premium estimate revision on older accident years also contributed to the decrease in Specialty’s net premiums earned.

Loss ratio

The components of the loss ratio for our Open Market segment were as follows:

	Three months ended March 31
	2026	2025	% Point Change
Current year:
Attritional loss ratio	53.9%	54.0%	(0.1)%
Large event loss ratio	2.8%	—	2.8%
CAT event loss ratio	3.9%	18.1%	(14.2)%
Current year loss ratio	60.6%	72.1%	(11.5)%
Prior year reserve development ratio	(2.2)%	3.3%	(5.5)%
Loss ratio	58.3%	75.4%	(17.0)%

Current Year Loss Ratio

The Q1 2026 current year loss ratio for Open Market decreased by 11.5 percentage points to 60.6%, compared to Q1 2025, driven mainly by lower CAT event losses, partially offset by an increase in large event losses.

While the Q1 2026 attritional loss ratio was relatively consistent with Q1 2025, there were offsetting underlying movements at the lines of business level.

•Financial: increased by 15.8% compared to last year driven by adverse claims experience within our Transactional Liability business stemming predominantly from the 2021 and 2023 underwriting years. In addition, this led us to increase our expected losses on more recent underwriting years for this class of business compared to Q1 last year.

•Multiline: increased by 3.1% driven by a combination of adverse claims experience within our Commercial Auto business on legacy contracts, and new business where we recognized newly bound and renewed contracts at higher loss ratios in response to softening market rates compared to last year.

•Specialty: decreased by 5.4% driven by favorable claims experience predominantly on aviation, energy and marine contracts, as well as a refinement to our reserving approach that recognizes favorable trends, particularly as they relate to large loss claims experience on non-proportional contracts, quicker than we previously estimated. These effects were partially offset by establishing higher loss ratios on new and renewal business in anticipation of softening rates within this line of business.

During Q1 2026, we were notified of two large event losses for a total of $3.6 million in our Specialty and Property lines; whereas we incurred no large event loss for Q1 2025.

We have estimated CAT losses of $5.0 million relating to the Middle East conflict in Q1 2026, compared to $27.0 million loss relating to the California wildfires in Q1 2025.

Prior Year Reserve Development Ratio

The Open Market segment’s prior year favorable reserve development provided 2.2 percentage points improvement to the loss ratio for Q1 2026. By comparison, in Q1 2025 the prior year adverse reserve development for the Open Market segment increased the loss ratio by 3.3 percentage points. Refer to Note 8 Loss and LAE Reserves to the condensed consolidated financial statements for further details.

Acquisition cost ratio

The acquisition cost ratio increased by 4.7 points in Q1 2026 compared to Q1 2025, primarily due to the change in business mix and lower net premium earned. Additionally, the syndicates reported higher acquisition costs for our FAL business, reported in our Multiline line of business.

Underwriting expense ratio

The underwriting expense ratio increased by 1.2 points to 4.5% in Q1 2026 compared to Q1 2025, mainly due to a decrease in net premiums earned in the Open Market segment, coupled with an increase in share-based compensation expense based on the Company’s performance as of Q1 2026 compared to Q1 2025.

Net investment income

For the Open Market segment, net investment income declined by 11.0% to $5.1 million in Q1 2026, compared to Q1 2025.

The decrease was predominantly due to lower investment income on funds at Lloyd’s due to partially replacing it with a £45 million unsecured Citibank LC (see Note 10 of the condensed consolidated financial statements), coupled with lower interest income earned from restricted cash and cash equivalents mainly as a result of the 75 basis points interest rate cuts by central banks during 2025.

Income (loss) before income taxes

Income before income taxes for the Open Market segment was $11.9 million for Q1 2026, compared to loss before income taxes of $3.2 million for Q1 2025. The increase was driven predominantly by improved underwriting results, partially offset by lower net investment income.

Innovations Segment

Results for the Innovations segment were as follows:

	Three months ended March 31
	2026	2025	% Change
Gross premiums written	$47,593	$27,466	73%
Net premiums written	$32,181	$23,971	34%
Net premiums earned	$25,166	$19,005	32%
Net loss and LAE incurred	(15,926)	(10,346)
Acquisition costs	(7,750)	(6,033)
Other underwriting expenses	(2,062)	(1,561)
Underwriting income (loss)	(572)	1,065
Net investment income	1,094	448
Corporate and other expenses	(722)	(572)	26%
Income (loss) before income taxes	$(200)	$941

Underwriting ratios:	2026	2025	% Point Change
Loss ratio	63.3%	54.4%	8.9
Acquisition cost ratio	30.8%	31.7%	(0.9)
Composite ratio	94.1%	86.1%	8.0
Underwriting expenses ratio	8.2%	8.2%	—
Combined ratio	102.3%	94.3%	8.0

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31
	2026		2025		Change
Casualty	$10,130	21%	$6,685	24%	$3,445
Financial	10,550	22%	1,784	6%	8,766
Health	(167)	—%	3,635	13%	(3,802)
Multiline	20,008	42%	14,704	54%	5,304
Specialty	7,072	15%	658	2%	6,414
Total	$47,593	100%	$27,466	100%	$20,127

Gross premiums written within our Innovations segment in Q1 2026 increased by $20.1 million or 73.3%, compared to Q1 2025. The increase was across all lines of business, except for Health, driven by new business and exposure growth from existing treaties. The growth in the Multiline was predominantly driven by our Syndicate 3456. The increase in the Specialty was also due to a $2.4 million negative premium estimate revision for one quota share treaty in Q1 2025.

The negative premium in Health was driven mainly by a revised premium estimate for a prior year quota share reinsurance treaty and non-renewal of a treaty.

Net Premiums Written

Ceded premiums written in Q1 2026 was $15.4 million, resulting in net premiums written of $32.2 million, compared to $3.5 million and $24.0 million, respectively, in Q1 2025.

The increase in ceded premiums written was predominantly driven by the Innovations whole-account retrocession program in which we have ceded 28.5% of Innovations-related programs incepting Q4 2024 onwards and 33% from January 1, 2026.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31
	2026		2025		Change
Casualty	$9,515	38%	5,669	30%	$3,846
Financial	5,789	23%	1,042	5%	4,747
Health	571	2%	1,373	7%	(802)
Multiline	7,312	29%	12,024	63%	(4,712)
Specialty	1,979	8%	(1,103)	(6)%	3,082
Total	25,166	100%	19,005	100%	$6,161

Net premiums earned in Q1 2026 increased by $6.2 million, or 32.4%, compared to Q1 2025. The change relates to the amount and timing of net premiums written during the current year and prior years. The earning of the whole-account retrocession program is included in the Multiline business, which contributed to the decline in the net premiums earned in that line of business. For the 2026 accident year, we have increased this retrocession program from 28.5% to 33% of Innovations-related contracts.

Loss ratio

The components of the loss ratio were as follows:

	Three months ended March 31
	2026	2025	% Point Change
Current year:
Attritional loss ratio	61.9%	57.4%	4.4
Large event loss ratio	—%	—%	—
CAT event loss ratio	—%	—%	—
Current year loss ratio	61.9%	57.4%	4.4
Prior year reserve development ratio	1.4%	(3.0)%	4.4
Loss ratio	63.3%	54.4%	8.8

Current Year Loss Ratio

The current year loss ratio in Q1 2026 for Innovations increased by 4.4 loss ratio points, compared to Q1 2025. This was predominantly due to an increase in attritional loss ratio for our Financial line, which was driven mainly by one treaty where the volume of claims we experienced was higher than expected. In addition, given the prior claims experience, we established a higher attritional loss ratio on the renewal of the contract during the latter half of 2025, which further increased the current year loss ratio compared to the comparable prior period.

The Innovations segment was not impacted by any CAT or large events for the periods presented in the above table.

Prior Year Reserve Development Ratio

Prior year adverse reserve development was 1.4% for Q1 2026 compared to prior year favorable reserve development of 3.0% in Q1 2025. Refer to Note 8 Loss and LAE Reserves for the condensed consolidated financial statements for further details.

Acquisition cost ratio

The acquisition cost ratio decreased marginally by 0.9 percentage points to 30.8% in Q1 2026 compared to Q1 2025.

Underwriting expense ratio

While underwriting expenses increased by $0.5 million in Q1 2026, compared to the same period in 2025, the underwriting expense ratio remained consistent due to growth in net premiums earned.

Net investment income

For Q1 2026, the Innovations segment reported a net investment income of $1.1 million, compared to net investment income of $0.4 million in Q1 2025. The was predominantly driven by additional investment income earned from a higher average outstanding restricted cash balance to secure LC and trust accounts relating to Innovations reinsurance treaties.

Income (loss) before income taxes

The loss before income taxes for the Innovations segment was $0.2 million in Q1 2026, compared to income before income taxes of $0.9 million in Q1 2025. The performance in 2026 was predominantly driven by weaker underwriting results.

Other Corporate

Runoff Underwriting Business

For Q1 2026, the Innovations-related property business in runoff generated a nominal underwriting loss, compared to underwriting income of $0.1 million in Q1 2025. The negative net premiums earned for this run-off business in Q1 2026 and Q1 2025, as reported in the table under Corporate in Note 17 of the condensed consolidated financial statements, reflects an adjustment to our prior premium estimate based on updated reporting from the cedent.

Income from Investment in Solasglas

For Q1 2026, Solasglas reported a net gain of 6.8%, compared to a net gain of 7.2% for Q1 2025. The following table provides a breakdown of the gross and net investment return for Solasglas.

	Three months ended March 31
	2026	2025
Long portfolio gains (losses)	1.0%	(1.4)%
Short portfolio gains (losses)	5.7%	5.0%
Macro gains (losses)	1.2%	4.6%
Other income and expenses(1)	(0.3)%	(0.4)%
Gross investment return	7.6%	7.8%
Net investment return(1)	6.8%	7.2%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts. For further information about management fees and performance compensation, refer to Note 3.

For Q1 2026, the significant contributors to Solasglas’ investment income were long positions in gold, Acadia Healthcare (ACHC) and DHT Holdings (DHT). The largest detractors were long positions in U.S. interest rate derivatives, Kyndryl Holdings (KD), and Graphic Packing Holdings (GPK).

Each month, we post the Solasglas investment returns on our website (www.greenlightre.com).

Financial Condition

Investments

The following table provides a breakdown of our total investments:

	March 31, 2026		December 31, 2025
Investment in Solasglas	$515,244	70.3%	$504,555	79.7%
Fixed maturities	150,902	20.6%	65,609	10.4%
Other investments	66,441	9.1%	62,911	9.9%
Total investments	$732,587	100.0%	$633,075	100.0%

At March 31, 2026, our total investments increased by $99.5 million, or 15.7%, to $732.6 million from December 31, 2025, primarily as we transferred some of our restricted cash balances into fixed maturities investments.

Investments in Solasglas

Our investment in Solasglas increased by $10.7 million to $515.2 million at March 31, 2026, driven by the $33.7 million net investment income for the current quarter, partially offset by net redemptions.

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

The following table represents the composition of Solasglas’ investments:

	March 31, 2026		December 31, 2025
	Long %	Short %	Long %	Short %
Equities and related derivatives	92.2%	(53.0)%	91.0%	(53.3)%
Private and unlisted equity securities	1.8	—	1.9	—
Debt instruments	0.1	—	0.1	—
Total	94.1%	(53.0)%	93.0%	(53.3)%

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate derivatives, inflation swaps and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount and options are reported at their delta-adjusted basis. At March 31, 2026, Solasglas’ exposure to gold on a delta-adjusted basis was 10.2% (December 31, 2025: 11.9%).

At March 31, 2026, 96.4% of Solasglas’ portfolio was valued based on quoted prices in actively traded markets (Level 1), 2.4% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and a nominal amount was composed of instruments valued based on non-observable inputs (Level 3). At March 31, 2026, 1.2% of Solasglas’ portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

Fixed Maturities

Our investment in fixed maturities increased by $85.3 million to $150.9 million at March 31, 2026, driven by further net contributions to the managed fixed maturity portfolio from restricted cash and cash equivalents, coupled with a new investment in a liquid fund approved by Lloyd’s. The funding for this new investment came from funds previously held by Lloyd’s and included in our reinsurance balances receivable (see below).

The following table provides the credit quality distribution of our fixed maturity portfolio at March 31, 2026.

			Credit Rating
	Fair Value	% of Total	AAA	AA- to AA+	A to A+	Not Subject to Credit Rating
Fixed Maturities:
U.S. government and agencies	$26,252	17%	$—	$26,252	$—	$—
Agency RMBS	25,197	17%	—	25,197	—	—
Corporate bonds	38,664	26%	—	32,127	6,537	—
ABS	6,085	4%	6,085	—	—	—
Non-agency RMBS	—	—%	—	—	—
Total fixed maturity portfolio	96,198	64%	6,085	83,576	6,537	—
Liquidity funds	54,704	36%	$—	—	—	54,704
Total fixed maturity investments	$150,902	100%	$6,085	$83,576	$6,537	$54,704

At March 31, 2026, the fixed maturity portfolio had a weighted average credit rating of AA, a book yield of 3.9%, and an average duration of 2.1 years. See Note 4 “Fixed Maturity Investments” and Note 7 “Fair Value Measurements” for further details.

Other Investments

The other investment holdings relate to private investments made by the Innovations segment. The increase of $3.5 million to $66.4 million from December 31, 2025 was predominantly due to additional investments on two existing holdings and three new investments.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents primarily for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash increased by $3.2 million, or 0.6%, from $532.0 million at December 31, 2025, to $535.2 million at March 31, 2026. During Q1 2026, the increase in restricted cash and cash equivalents was primarily driven from business growth in our Innovations segment, partially offset by the transfer of restricted cash and cash equivalents to our fixed maturity portfolio to further enhance net investment return.

Reinsurance balances receivable

Our reinsurance balances receivable increased by $8.1 million, or 1.2%, to $672.5 million from $664.4 million at December 31, 2025. This was driven primarily by $39.2 million increase in premiums receivable, net of collections, and $12.3 million in premiums held by Lloyds’ syndicates from new and renewed reinsurance treaties; partially offset by $44.2 million net release of Funds at Lloyds. The latter was invested in a liquidity fund (see fixed maturity portfolio).
Loss and LAE Reserves; Loss and LAE Recoverable

Our total gross loss and LAE reserves decreased by $1.6 million, or 0.2%, to $966.3 million from $968.0 million at December 31, 2025. The decrease was predominantly due to the total incurred losses on earned premiums being offset by paid losses during the quarter. See Note 8 of the condensed consolidated financial statements for a summary of changes in outstanding loss and LAE reserves and a description of prior period reserve developments.

Our total loss and LAE recoverable increased by $4.8 million, or 6.0%, to $86.2 million from $81.4 million at December 31, 2025. The increase is driven predominantly by an increase in whole-account quota share retrocession agreements based on assumed premiums. See Note 9 of the condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

Probable Maximum Loss (“PML”)

At April 1, 2026, our estimated largest PML at a 1-in-250-year return period for a single event, and in aggregate, was $143.4 million and $157.5 million, respectively, both relating to the peril of North Atlantic Hurricane, compared to $138.8 million and $151.2 million, respectively, at January 1, 2026. The below table contains the expected modeled loss for each of our peak peril regions and sub-regions for both a single event loss and aggregate loss measures at the 1-in-250-year return period.

	April 1, 2026
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
North Atlantic Hurricane	143,447	157,549
Florida Hurricane	102,247	105,112
Southeast Hurricane (excluding Florida)	119,095	122,702
Gulf of Mexico Hurricane	75,210	76,650
Northeast Hurricane	90,037	92,134
North America Earthquake	126,820	130,571
California Earthquake	120,539	121,372
Pacific Northwest Earthquake	37,396	37,396
New Madrid Earthquake	22,280	22,361
Europe Windstorm	74,426	78,433
Japan Earthquake	20,315	20,556
Japan Windstorm	11,503	11,620

Debt

At March 31, 2026, our total outstanding debt remained unchanged from $4.7 million at December 31, 2025. Refer to Note 10 “Debt and Credit Facilities” of the condensed consolidated financial statements for further information.

Total shareholders’ equity

Total shareholders’ equity increased by $33.2 million to $741.2 million, compared to $708.0 million at December 31, 2025. The increase was primarily due to the net income of $35.8 million reported for the period, coupled with share-based compensation adjustment to additional paid-in capital. This was partially offset by $5.0 million of stock repurchases during the quarter.

Liquidity and Capital Resources

Refer to the “Liquidity and Capital Resources” section included in Item 7 of our 2025 Form 10-K for a general discussion of our liquidity and capital resources.

Liquidity

The following table summarizes our sources and uses of funds:

	Three months ended March 31
	2026	2025
Total cash provided by (used in):
Operating activities	$37,244	$10,379
Investing activities	(66,087)	(15,995)
Financing activities	(4,989)	(938)
Effect of currency exchange on cash	339	226
Net cash inflows (outflows)	(33,493)	(6,328)
Cash, beginning of period (1)	643,732	649,087
Cash, end of period	$610,239	$642,759
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 6 of the financial statements.

Cash provided by operating activities

The $26.9 million increase in cash provided by operating activities in Q1 2026 compared to Q1 2025 was driven mainly by the ebb and flow from our underwriting activities. Cash inflows from underwriting activities generally include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and LAE, payments of retrocession premiums, and operating expenses. Cash provided by operating activities may vary significantly from period to period due to the timing of these inflows and outflows.

Cash used in investing activities

The $50.1 million increase in cash used for investing activities was driven mainly by additional net contributions to fixed maturity investments, for which the source of funds came from restricted cash and funds held by Lloyd’s. This was partially offset by the net redemptions in Solasglas in Q1 2026 compared to net contributions in Q1 2025.

Cash used in financing activities

The increase in cash used for financing activities during Q1 2026 is attributable to the repurchase of $5.0 million of our ordinary shares in the quarter, compared to none in Q1 2025.

Capital Resources

The following table summarizes our debt and capital structure:

	March 31, 2026	December 31, 2025
Debt - outstanding principal	$5,000	$5,000
Shareholders’ equity	741,172	707,977
Total capital	$746,172	$712,977

Ratio of debt to shareholders’ equity	0.6%	0.7%

The ratio of debt to shareholders’ equity provides an indication of our leverage and capital structure, along with some insights into our financial strength. In addition to the above capital, we also have LC facilities to support our reinsurance business operations where we are not licensed or admitted as a reinsurer.

Ordinary Shares

At March 31, 2026, there were 33,684,902 outstanding ordinary shares, a decrease of 212,807 since December 31, 2025, mainly due to 298,701 of share repurchases, coupled with the net forfeited performance restricted stock awards granted in 2023. This was partially offset by the issuance of ordinary shares for vested service RSUs.

We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future.

LC Facilities

See Note 10 “Debt and Credit Facilities” of Q1 2026 Financials for details of all outstanding LC facilities and Note 18 “Subsequent Events” for the new and amended CIBC LC facilities in April 2026, resulting in an increase from $200 million to $300 million of total committed LC facilities by CIBC.

Contractual Obligations and Commitments

At March 31, 2026, our contractual obligations and commitments by period due were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating activities
Loss and loss adjustment expense reserves (1)	$390,401	$352,714	$126,590	$96,634	$966,339
Operating lease obligations (2)	669	1,261	1,050	—	2,980
Financing activities
Debt (principal payments) (3)	—	—	5,000	—	5,000
Total	$391,070	$353,975	$132,640	$96,634	$974,319
(1) Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.
(2) See Note 17 “Commitments and Contingencies” of the consolidated financial statements in the 2025 Form 10-K.
(3) See Note 10 “Debt and Credit Facilities” of the financial statements.

Critical Accounting Estimates

Our financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part II. Item 1A. Risk Factors” included in our 2025 Form 10-K, cause actual events or results to differ materially from our underlying assumptions or estimates. In that case, there could be a material adverse effect on our results of operations, financial condition, or liquidity. The most significant estimates relate to:

•loss and loss adjustment expense reserves;
•premiums written and earned and related premium receivable, net of expected credit losses;
•reinsurance recoverable on unpaid losses and loss adjustment expenses, net of expected credit losses; and
•valuation of investments, including impairments.

We believe that the critical accounting estimates discussion in “Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results on Operations” of our 2025 Form 10-K continues to describe the significant estimates and judgments included in the preparation of these financial statements.

Recent Accounting Pronouncements

At March 31, 2026, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition, or liquidity. See Note 2 “Significant Accounting Policies” of the Q1 2026 Financials.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our 2025 Form 10-K. There have been no material changes to this item since December 31, 2025, except for the following.

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

	March 31, 2026	December 31, 2025
Gold	$6,159	$9,074
Uranium	560	1,770
Copper	243	574
Total unrealized loss	$6,962	$11,418

Foreign Currency Risk

Underwriting Related

The following table table presents a sensitivity analysis of our total net foreign currency exposures presented in USD equivalent:

	GBP	EUR	Other	Total
At March 31, 2026
Reinsurance assets (liabilities)	$73,899	$(24,354)	$2,756	$52,301
Cash and cash equivalents	7,603	6,174	4,189	17,966
Net foreign currency exposure	81,502	(18,180)	6,945	70,267

Pre-tax impact of hypothetical 10% increase in USD	$(8,150)	$1,818	$(695)	$(7,027)

At December 31, 2025
Reinsurance assets (liabilities)	$70,299	$(27,226)	$1,196	$44,269
Cash and cash equivalents	8,068	2,761	3,955	14,784
Net foreign currency exposure	78,367	(24,465)	5,151	59,053

Pre-tax impact of hypothetical 10% increase in USD	$(7,837)	$2,447	$(515)	$(5,905)

Investment in Solasglas

At March 31, 2026, a 10% increase in the value of the U.S. dollar against foreign currencies (mostly Euro) would result in a $2.8 million unrealized loss on our investment in Solasglas (December 31, 2025:$3.2 million).

Interest Rate Risk

Investment in Solasglas

At March 31, 2026, our interest rate risk exposure in Solasglas was predominantly related to interest rate derivatives. The fair value for these derivatives is sensitive to movements in the underlying benchmark yield curve, and a hypothetical 100 basis point parallel increase in the yield curve would result in a $35.9 million loss on our investment in Solasglas (December 31, 2025: $20.5 million).

Fixed Maturities

The following table presents the estimated pre-tax impact on the fair value of fixed maturities due to an increase in the U.S. yield curve of 100 basis points and an additional 100 basis points credit spread widening for corporate debt, ABS, non-agency RMBS, and municipal bond securities.

		Potential adverse change in fair value
	Fair value	Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total
At March 31, 2026
U.S. government and agencies	$26,252	$(583)		$(583)
Agency RMBS	25,197	(668)		(668)
Securities exposed to credit spreads:
Corporate bonds	38,664	(832)	(871)	(1,703)
ABS	6,085	(112)	(114)	(226)
Total fixed maturity portfolio	$96,198	$(2,195)	$(985)	$(3,180)

		Potential adverse change in fair value
	Fair value	Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total
At December 31, 2025
U.S. government and agencies	$17,979	$(436)		$(436)
Agency RMBS	18,258	(485)		(485)
Securities exposed to credit spreads:
Corporate bonds	9,769	(297)	(306)	(603)
ABS	5,565	(53)	(102)	(155)
Non-agency RMBS	600	(30)	(29)	(59)
Municipal bonds	857	(30)	(30)	(60)
Total fixed maturity portfolio	$53,028	$(1,331)	$(467)	$(1,798)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in “Part I. Item 1A. Risk Factors” included in our 2025 Form 10-K, as filed with the SEC on March 9, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of March 31, 2026, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our 2025 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Note 11 “Share Capital” of the condensed consolidated financial statements for a summary of our share repurchase plan.

The table below details the share repurchases that were made under the Plan during the three months ended March 31, 2026:

Shares Purchased Under Publicly Announced Repurchase Program
Period	Number of Shares Purchased	Average Price per Share	Maximum Dollar Amount Still Available Under Share Repurchase Plan
Beginning balance			$20,175
January 1 - 31, 2026	—	$—	20,175
February 1 - 28, 2026	—	—	20,175
March 1 - 31, 2026	298,701	16.70	15,186
Total	298,701	$16.70	$15,186

During the three months ended March 31, 2026, we repurchased 298,701 ordinary shares at an average price of $16.70 per share, for a total of $5.0 million.

Subsequent to March 31, 2026, we repurchased 518,454 ordinary shares at an aggregate cost of $9.5 million and an average price of $18.38 per ordinary share through April 30, 2026. On April 28, 2026, the Board of Directors approved a new share repurchase plan of up to $40.0 million from May 15, 2026 to May 31, 2027.

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

During the three months ended March 31, 2026, we did not have any Rule 10b5-1 trading arrangements or any “non-Rule 10b5-1 arrangements” (as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

Item 6.    EXHIBITS

10.1	Amended and Restated Master Letter of Credit Agreement dated as of April 1, 2026, by and between Greenlight Reinsurance, Ltd. and CIBC Bank USA.
10.2	Master Letter of Credit Agreement dated as of April 1, 2026, by and between Greenlight Reinsurance Ireland, Designated Activity Company and CIBC Bank USA.
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ GREGORY RICHARDSON
Gregory Richardson Director and Chief Executive Officer (principal executive officer)
May 5, 2026

By:	/s/ FARAMARZ ROMER
Faramarz Romer Chief Financial Officer (principal financial officer)
May 5, 2026