Form 10-Q
period 2026-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2026-08-04
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

At August 3, 2026, there were 32,641,344 ordinary shares outstanding, $0.10 par value per share, of the registrant.

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION

NOTE OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (herein referred to as “Form 10-Q”) of Greenlight Capital Re, Ltd. (“Greenlight Capital Re,” “Company,” “us,” “we,” or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts included in this report, including statements regarding estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States (“U.S.”) federal securities laws established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are not historical facts, and are based on current expectations, estimates and projections, and various assumptions, many of which, are inherently uncertain and beyond management’s control.

Forward-looking statements contained in this Form 10-Q may include, but are not limited to, information regarding our estimates for net loss and loss adjustment expenses incurred, including catastrophes and weather-related losses (herein referred to as “CAT losses”), measurements of potential losses in the fair market value of our investments, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding pricing, and other market and economic conditions including inflation, our growth prospects, and valuations of the potential impact of movements in interest rates, equity securities’ prices, and foreign currency exchange rates.

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

ITEM 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2026 (unaudited) and December 31, 2025
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2026	December 31, 2025
Assets
Investments
Investment in related party investment fund, at fair value	$493,409	$504,555
Fixed maturity investments, at fair value	172,865	65,609
Other investments	64,925	62,911
Total investments	731,199	633,075
Cash and cash equivalents	76,322	111,756
Restricted cash and cash equivalents	526,793	531,976
Reinsurance balances receivable	640,870	664,381
Reinsurance recoverable on unpaid loss and loss adjustment expenses	94,790	81,392
Deferred acquisition costs	96,703	99,954
Unearned premiums ceded	63,107	39,223
Other assets	8,800	8,026
Total assets	$2,238,584	$2,169,783
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$983,774	$967,960
Unearned premium reserves	406,490	361,704
Reinsurance balances payable	98,437	95,853
Funds withheld	33,100	16,105
Other liabilities	10,348	15,460
Debt	8,753	4,724
Total liabilities	1,540,902	1,461,806
Commitments and Contingencies (Note 16)
Shareholders' equity
Preferred share capital (par value $0.10; none issued)	—	—
Ordinary share capital (par value $0.10; issued and outstanding, 32,881,538) (2025: par value $0.10; issued and outstanding, 33,897,709)	3,288	3,390
Additional paid-in capital	462,563	478,910
Retained earnings	231,831	225,677
Total shareholders' equity	697,682	707,977
Total liabilities and equity	$2,238,584	$2,169,783

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three and six months ended June 30, 2026 and 2025
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Revenues
Gross premiums written	$183,118	$179,628	$411,056	$427,573
Gross premiums ceded	(36,309)	(15,101)	(80,773)	(43,649)
Net premiums written	146,809	164,527	330,283	383,924
Change in net unearned premium reserves	15,004	(2,886)	(14,325)	(53,820)
Net premiums earned	161,813	161,641	315,958	330,104
Income (loss) from investment in related party investment fund (see Note 3)	(27,857)	(18,276)	5,832	13,921
Net investment income	4,076	10,470	10,807	18,757
Foreign exchange gains (losses)	(576)	6,271	(5,481)	10,626
Total revenues	137,456	160,106	327,116	373,408
Expenses
Net loss and loss adjustment expenses incurred	112,083	100,079	203,238	222,963
Acquisition costs	44,034	46,848	92,996	93,714
Underwriting expenses	5,886	6,481	13,691	12,839
Corporate and other expenses	4,717	4,755	10,459	9,427
Deposit interest expense	46	124	78	273
Interest expense	128	1,144	227	2,608
Total expenses	166,894	159,431	320,689	341,824
Income before income tax	(29,438)	675	6,427	31,584
Income tax expense	(158)	(346)	(273)	(1,628)
Net income (loss)	$(29,596)	$329	$6,154	$29,956

Earnings per share ("EPS"):
Basic	$(0.89)	$0.01	$0.18	$0.88
Diluted	$(0.89)	$0.01	$0.18	$0.87
Weighted average number of ordinary shares used in the determination of EPS:
Basic	33,108,731	33,969,716	33,363,703	33,960,643
Diluted	33,108,731	34,423,679	33,942,366	34,479,351

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the three and six months ended June 30, 2026 and 2025
(expressed in thousands of U.S. dollars)

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Ordinary share capital
Balance - beginning of period	$3,368	$3,456	$3,390	$3,483
Issued (forfeited) shares, net	—	—	8	(27)
Repurchase of ordinary shares	(80)	(36)	(110)	(36)
Balance - end of period	3,288	3,420	3,288	3,420
Additional paid-in capital
Balance - beginning of period	476,377	482,876	478,910	481,551
Repurchase of ordinary shares	(14,131)	(4,964)	(19,090)	(4,964)
Share-based compensation expense	317	1,185	2,743	2,510
Balance - end of period	462,563	479,097	462,563	479,097
Retained earnings
Balance - beginning of period	261,427	180,472	225,677	150,845
Net income (loss)	(29,596)	329	6,154	29,956
Balance - end of period	231,831	180,801	231,831	180,801
Total shareholders' equity	$697,682	$663,318	$697,682	$663,318

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2026 and 2025
(expressed in thousands of U.S. dollars)

	Six months ended June 30
	2026	2025
Cash flows from operating activities
Net income	$6,154	$29,956
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Income from investments in related party investment fund	(5,832)	(13,921)
Net realized and unrealized losses (gains) on investments	2,091	(144)
Net realized and unrealized losses (gains) on derivatives	—	26
Share-based compensation expense	2,751	2,483
Accretion of debt offering costs, net of change in interest accruals	29	15
Net change in:
Reinsurance balances receivable	23,511	(50,813)
Reinsurance recoverable on unpaid loss and loss adjustment expenses	(13,398)	(8,181)
Deferred acquisition costs	3,251	(16,567)
Unearned premiums ceded	(23,884)	(7,078)
Loss and loss adjustment expense reserves	15,814	84,016
Unearned premium reserves	44,786	58,873
Reinsurance balances payable	2,584	211
Funds withheld	16,995	699
Other items, net	(6,188)	(756)
Net cash provided by operating activities	68,664	78,819
Cash flows from investing activities
Proceeds from redemptions of investment in Solasglas	49,334	14,000
Contributions to investment in Solasglas	(32,356)	(74,200)
Proceeds from sales of fixed maturity investments	10,860	—
Proceeds from redemptions and maturities of fixed maturity investments	2,866	—
Purchases of fixed maturity investments	(122,008)	—
Purchases of other investments	(3,277)	(2,737)
Proceeds from sale of other investments	—	5
Purchases of other assets	(89)	—
Net cash used in investing activities	(94,670)	(62,932)
Cash flows from financing activities
Borrowings from debt facility	4,000	—
Repayment of debt	—	(1,875)
Repurchase of ordinary shares	(19,200)	(5,000)
Net cash used in financing activities	(15,200)	(6,875)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	589	961
Increase (decrease) in cash, cash equivalents and restricted cash	(40,617)	9,973
Cash, cash equivalents and restricted cash at beginning of the period	643,732	649,087
Cash, cash equivalents and restricted cash at end of the period	$603,115	$659,060
Supplementary information:
Interest paid in cash	$197	$2,535
Income tax paid in cash	$629	$44

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2026

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

2. SIGNIFICANT ACCOUNTING POLICIES

There were no changes to the Company’s significant accounting policies subsequent to its 2025 Form 10-K.

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

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

The Company’s maximum exposure to loss relating to Solasglas Investments, LP (“Solasglas”) is limited to GLRE's share of Partners’ capital in Solasglas. At June 30, 2026, GLRE’s share of Partners’ capital in Solasglas was $493.4 million (December 31, 2025: $504.6 million), representing 81.6% (December 31, 2025: 81.4%) of Solasglas’ total capital. DME Advisors II, LLC held the remaining 18.4% (December 31, 2025: 18.6%) of Solasglas’ total capital.

The Company’s share of Solasglas’ income (loss) from operations for the three and six months ended June 30, 2026 was a loss of $27.9 million and income of $5.8 million, respectively, (three and six months ended June 30, 2025: loss of $18.3 million and income of $13.9 million, respectively), as shown in the caption “Income from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of Solasglas are presented below.

Summarized Statements of Financial Condition of Solasglas Investments, LP

	June 30, 2026	December 31, 2025
Assets
Investments, at fair value	$612,325	$600,837
Derivative contracts, at fair value	26,359	22,384
Due from brokers	377,692	281,505
Interest and dividends receivable	89	1,463
Total assets	1,016,465	906,189

Liabilities
Investments sold short, at fair value	(370,975)	(275,794)
Derivative contracts, at fair value	(33,400)	(6,670)
Capital withdrawals payable	(5,675)	(1,010)
Interest and dividends payable	(1,211)	(2,528)
Accrued expenses and other liabilities	(180)	(178)
Total liabilities	(411,441)	(286,180)

Partners' capital	$605,024	$620,009

GLRE’s share of Partners' capital	$493,409	$504,555

Summarized Statements of Operations of Solasglas Investments, LP

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Investment income
Dividend income (net of withholding taxes)	$2,201	$2,687	$3,720	$4,177
Interest income	3,491	4,822	6,853	8,449
Total Investment income	5,692	7,509	10,573	12,626

Expenses
Management fee	(1,704)	(1,756)	(3,570)	(3,486)
Interest	(1,747)	(3,770)	(2,298)	(5,471)
Dividends	(1,356)	(916)	(2,757)	(1,677)
Research and operating	(534)	(486)	(1,038)	(971)
Total expenses	(5,341)	(6,928)	(9,663)	(11,605)

Net investment income	351	581	910	1,021

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(1,366)	36,584	60,600	55,689
Net change in unrealized depreciation	(37,167)	(62,256)	(53,590)	(35,238)
Net gain (loss) on investment transactions	(38,533)	(25,672)	7,010	20,451

Net increase (decrease) in Partners' capital (1)	$(38,182)	$(25,091)	$7,920	$21,472

GLRE’s share of the increase (decrease) in Partners' capital	$(27,857)	$(18,276)	$5,832	$13,921

(1) The net increase (decrease) in Partners’ capital is net of management fees and performance allocation presented below:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Management fees	$1,704	$1,756	$3,570	$3,486
Performance allocation	(3,095)	(2,031)	648	1,547
Total	$(1,391)	$(275)	$4,218	$5,033

See Note 14 for further details on management fees and performance allocation.

4. FIXED MATURITY INVESTMENTS

For certain regulatory trust accounts used as collateral for reinsurance clients, the funds are invested in fixed maturity securities. Accordingly, these investments are restricted for reinsurance clients.

The following table summarizes the fair value of fixed maturity investments:

	June 30, 2026	December 31, 2025
Fixed maturity securities:
U.S. government and agencies	$26,120	$17,979
Agency residential mortgage-backed securities ("RMBS")	23,671	18,258
Corporate bonds	38,487	9,769
Asset-backed securities ("ABS")	6,058	5,565
Non-agency RMBS	—	600
Municipal bonds	—	857
Total fixed maturity securities	94,336	53,028
Liquidity funds	78,529	12,581
Total fixed maturity investments, at fair value	$172,865	$65,609

Liquidity funds generally include cash and cash equivalents and highly liquid investments.

5. OTHER INVESTMENTS

Portfolio

At June 30, 2026, the breakdown of the Company’s other investments was as follows:

At June 30, 2026	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private equity securities	$32,977	$37,311	$(5,827)	$—	$64,461
Private debt securities	464	—	—	—	464
Total other investments	$33,441	$37,311	$(5,827)	$—	$64,925

At December 31, 2025, the breakdown of the Company’s other investments was as follows:

At December 31, 2025	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private equity securities	$29,787	$38,086	$(6,054)	$—	$61,819
Private debt securities	1,585	—	(572)	79	1,092
Total other investments	$31,372	$38,086	$(6,626)	$79	$62,911

Private equities

Measurement alternative

During the six months ended June 30, 2026, the Company made further investments in equity securities in privately held entities that do not have readily determinable fair values. In accordance with ASC 321-10-35-2, the Company has elected to apply the measurement alternative to these new investments.

Adjustments for observable price changes and impairments

The Company recognized the following adjustments to the carrying values of the private investments and unlisted equity securities, resulting from observable price changes in orderly transactions and impairments:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Upward adjustments (1)	$—	$1,265	$698	$1,748
Downward adjustments and impairments(2)	$(1,450)	$(148)	$(1,770)	$(1,607)

(1) The cumulative upward carrying value changes from inception to June 30, 2026, for outstanding holdings, totaled $60.0 million.
(2) The cumulative downward carrying value changes from inception to June 30, 2026, for outstanding holdings, totaled $29.9 million.

Net investment income

The following table summarizes the change in unrealized gains (losses) and the realized gains (losses) for the Company’s other investments, which are included in “Net investment income” in the condensed consolidated statements of operations (see Note 14):

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Gross realized gains	$—	$—	$—	$5
Gross realized losses	—	—	(1,087)	—
Net realized gains (losses)	$—	$—	$(1,087)	$5
Change in unrealized gains	(1,442)	33	32	139
Net realized and unrealized gains (losses) on other investments	$(1,442)	$33	$(1,055)	$144

6. RESTRICTED CASH AND CASH EQUIVALENTS

The following table shows the breakdown of the Company’s restricted cash and cash equivalents, along with a reconciliation of the total cash, cash equivalents, and restricted cash reported in the condensed consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Restricted cash and cash equivalents:
Cash securing trust accounts	$165,746	$204,129
Cash securing letters of credit issued	344,911	310,688
Cash securing debt facility	10,000	10,000
Other	6,136	7,159
Total restricted cash and cash equivalents	526,793	531,976
Cash and cash equivalents	76,322	111,756
Total cash, cash equivalents, and restricted cash	$603,115	$643,732

7. FAIR VALUE MEASUREMENTS

Assets measured at fair value on a nonrecurring basis

At June 30, 2026, the Company held $50.7 million (December 31, 2025: $53.3 million) of private equities measured at fair value on a nonrecurring basis. At June 30, 2026, the Company held $14.2 million (December 31, 2025:

$9.6 million) of private equities measured at cost. The Company classifies these investments as Level 3 within the fair value hierarchy.

The following table summarizes the periods between the most recent fair value measurement dates and June 30, 2026, for the private equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
Fair values measured on a nonrecurring basis	$—	$25,848	$24,839	$50,687

Assets measured at fair value on a recurring basis

Fixed maturity investments

The following table summarizes the fair value hierarchy for the Company’s fixed maturity portfolio.

At June 30, 2026	Level 1	Level 2	Level 3	Total
U.S. government and government agencies	$13,309	$12,811	$—	$26,120
Agency RMBS	—	23,671	—	23,671
Corporate bonds	—	38,487	—	38,487
ABS	—	6,058	—	6,058
Total	$13,309	$81,027	$—	$94,336

Financial Instruments Disclosed, But Not Carried, at Fair Value

At June 30, 2026, the carrying value of private debt securities (see Note 5) and the outstanding debt under the Revolving Credit Facility approximates their fair values. The Company classifies these financial instruments as Level 2 within the fair value hierarchy.

8. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and loss adjustment expense (“LAE”) reserves were composed of the following:

	June 30, 2026	December 31, 2025
Case reserves	$268,327	$233,076
IBNR	715,447	734,884
Total	$983,774	$967,960

Reserve Roll-forward

The following provides a reconciliation of the Company’s beginning and ending gross and net reserves for loss and LAE:

Consolidated	Six months ended June 30
	2026	2025
Gross balance at January 1	$967,960	$860,969
Less: Losses recoverable	(81,392)	(85,790)
Net balance at January 1	886,568	775,179
Incurred losses related to:
Current year	205,011	215,698
Prior years	(1,773)	7,265
Total incurred	203,238	222,963
Paid losses related to:
Current year	(7,573)	(15,445)
Prior years	(189,216)	(161,261)
Total paid	(196,789)	(176,706)
Foreign exchange and translation adjustment	(4,032)	29,578
Net balance at June 30	888,984	851,014
Add: Losses recoverable (see Note 8)	94,790	93,971
Gross balance at June 30	$983,774	$944,985

Estimates for Catastrophe Events

At June 30, 2026, the Company’s net reserves for losses and LAE include estimated amounts for several catastrophe and weather-related events (the “CAT losses”). The magnitude and volume of losses arising from CAT events is inherently uncertain. Adjustments are recorded in the period in which they are identified. Accordingly, actual losses for CAT events may ultimately differ materially from the Company’s current estimates.

CAT events in 2026

During the six months ended June 30, 2026, the Company incurred CAT losses of $31.5 million relating to the Middle East conflict and a QatarEnergy gas facility explosion. There were no loss recoveries associated with these CAT losses.

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

Prior Year Reserve Development

The Company’s net favorable (adverse) prior year reserve development arises from changes to estimates for losses and LAE related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment and consolidated:

	Favorable (Adverse)
	Open Market	Innovations	Total Segments	Corporate	Total Consolidated
Six months ended June 30, 2026	$5,692	$(2,156)	$3,536	$(1,763)	$1,773
Six months ended June 30, 2025	$(3,955)	$(1,964)	$(5,919)	$(1,346)	$(7,265)

Open Market Segment

•The net favorable reserve development for the six months ended June 30, 2026 was composed of $12.4 million mainly on the property business due to lower California wildfire losses than previously anticipated based on latest clients’ estimates (accident year 2025). This was partially offset by $6.8 million of reserve strengthening predominantly on the specialty business relating to two large loss events (accident year 2025) and the Russian-Ukrainian conflict.

•The net adverse reserve development for the six months ended June 30, 2025 was composed of $32.0 million of reserve strengthening predominantly on the casualty line (various accident years) due to current economic and social inflation trends, in addition to worse than expected loss emergence for the financial line (accident years 2021, 2022, and 2024) relating to the transactional liability business, and for the multiline business (accident years 2023-2024) relating to the commercial auto business. This was partially offset by $28.0 million of favorable reserve development on property (mostly 2024 underwriting year) and specialty lines (mostly accident years 2022-2024) due to better than expected loss emergence.

Innovations Segment

•The net adverse reserve development for the six months ended June 30, 2026 was composed of $5.2 million of reserve strengthening predominantly on the casualty business due to worse than expected loss emergence on the general liability line (accident year 2022). This was partially offset by $3.0 million of favorable reserve development predominantly on the multiline business (Syndicate 3456 on accident year 2024).

•The net adverse reserve development for the six months ended June 30, 2025 was composed of $2.3 million of reserve strengthening predominantly on the financial line (accident years 2022-2023) due to higher volume of claims than expected. This was partially offset by $0.4 million of favorable reserve development predominantly on the multiline business.

Corporate - Runoff Business

Corporate represents the Innovations related property runoff business. The prior year adverse reserve development for the above periods relate to continued worse than expected loss emergence on U.S. homeowners property claims relating to the U.S tornados (accident years 2021-2023).

9. RETROCESSION

The following table provides a breakdown of ceded reinsurance:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Gross ceded premiums	$36,309	$15,101	$80,773	$43,649
Earned ceded premiums	$31,786	$17,309	$56,899	$36,601
Loss and loss adjustment expenses ceded	$17,110	$9,006	$29,109	$15,662

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company.

The following table shows a breakdown of losses recoverable on a gross and net of collateral basis:

	June 30, 2026		December 31, 2025
	Gross	Net of Collateral(1)	Gross	Net of Collateral(1)
A- or better by A.M. Best	$89,662	$79,155	$78,874	$70,799
Not rated	5,645	2,841	3,035	812
Total before provision	$95,307	$81,996	$81,909	$71,611
Provision for credit losses	(517)		(517)
Total reinsurance recoverable, net	$94,790		$81,392
(1) Collateral is in the form of cash, letters of credit, funds withheld, and/or cash collateral held in trust accounts. This excludes any excess collateral in order to disclose the aggregate net exposure for each retrocessionaire.

At June 30, 2026, we had one reinsurer (December 31, 2025: 2) that accounted for 10% or more of the total loss and loss adjustment expenses recoverable, net of the credit loss provision, for an aggregate gross amount of $24.8 million (December 31, 2025: $20.7 million).

10. DEBT AND CREDIT FACILITIES

Debt Obligations

The following table summarizes the Company’s outstanding debt obligations.

	June 30, 2026	December 31, 2025
Revolving credit facility	$9,000	$5,000
Less: deferred financing costs	(247)	(276)
Total debt	$8,753	$4,724

Credit Facilities

At June 30, 2026, the Company had letters of credit (“LC”) facilities with the following financial institutions:

	Capacity	LCs issued
For reinsurance contracts:
HSBC	$100,000	$18
Citibank	275,000	153,616
CIBC	300,000	190,939
Total LCs in favor of cedants	$675,000	$344,573

For Lloyds' syndicates capacity:
Citibank FAL	£60,000	£58,000

Except for the above Citibank FAL facility, the LC facilities are cash collateralized (see Note 6). The LC facilities are subject to various customary covenants. At June 30, 2026, the Company was in compliance with all LC facilities’ covenants.

The following were material changes to the respective LC agreements during 2026.

CIBC LC Facilities

On April 1, 2026, the Company entered into the following transactions through its subsidiaries: (i) Greenlight Reinsurance, Ltd. (“Greenlight Re”) amended and restated its Master LC Agreement with CIBC, and ii) Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”) entered into a Master LC Agreement with CIBC (collectively, the “Master LC Agreements”, and the facilities thereunder, the “CIBC LC Facilities” and each a “CIBC LC Facility”). The Master LC Agreements increase the aggregate LC commitment by CIBC from $200 million to $300 million, thereby providing additional LC capacity for the Company’s operating subsidiaries, Greenlight Re and GRIL. Initially, $250 million has been allocated to Greenlight Re and $50 million to GRIL; however, this allocation may be changed by written agreement between the parties. The CIBC LC Facilities will mature on December 22, 2027, subject to automatic annual extensions unless prior written notice is provided by either party.

Each CIBC LC Facility is secured by a first-priority lien on a separate cash collateral account held with CIBC, with a minimum cash balance equal to the face amount of the LCs issued and outstanding under such CIBC LC Facility.

Citibank FAL Facility

On April 29, 2026, the Citibank FAL facility increased from £50 million to £60 million. On April 29, 2026, Citibank issued an additional LC of £13 million for a total of £58 million in favor of Lloyd’s to support the Company’s FAL business.

11. SHARE CAPITAL

Ordinary Shares

The Company’s authorized share capital is 125,000,000 ordinary shares, par value of $0.10 per share.

The following table is a summary of changes in ordinary shares issued and outstanding:

	Six months ended June 30
	2026	2025
Balance – beginning of period	33,897,709	34,831,324
Issue of shares for vested RSUs (see Note 12)	142,828	100,793
Forfeiture of restricted shares (see Note 12)	(56,934)	(376,686)
Repurchase of ordinary shares	(1,102,065)	(357,278)
Balance – end of period	32,881,538	34,198,153

Share Repurchase Plan

On May 2, 2025, the Board of Directors re-approved a share repurchase plan, until June 30, 2026, authorizing the Company to repurchase up to $25 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

On April 28, 2026, the Board of Directors approved a new share repurchase plan of up to $40 million from May 15, 2026 to May 31, 2027. This replaces the former plan noted above.

Any shares repurchased are canceled immediately upon repurchase.

For the six months ended June 30, 2026, the Company repurchased 1,102,065 ordinary shares for $19.2 million (2025: $5.0 million).

Preferred Shares

The Company’s authorized share capital also consists of 50,000,000 preference shares with a par value of $0.10 each. At June 30, 2026, the Company has no issued and outstanding preferred shares.

12. SHARE-BASED COMPENSATION

Refer to Note 12 of the Company’s audited consolidated financial statements of its 2025 Form 10-K for a summary of the Company’s 2023 Incentive Plan, including the definition of performance-based and service-based stock awards.

At June 30, 2026, 2,668,249 (December 31, 2025: 2,932,559) ordinary shares remained available for future issuance under the Company’s 2023 Incentive Plan.

Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards (“RSs”) during the six months ended June 30, 2026 and 2025:

	Performance RSs		Service RSs
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2024	944,587	$9.87	191,556	$9.96
Granted	—	—	—	—
Vested	(222,532)	9.65	(75,667)	8.08
Forfeited	(374,474)	9.08	(2,212)	9.85
Balance at June 30, 2025	347,581	$10.87	113,677	$11.21

Balance at December 31, 2025	347,581	$10.87	111,248	$11.45
Granted	—	—	—	—
Vested	(290,647)	10.87	(54,926)	9.82
Forfeited	(56,934)	10.87	—	—
Balance at June 30, 2026	—	$—	56,322	$13.05

For the six months ended June 30, 2026, the total fair value of Performance and Service RSs vested was $5.1 million (2025: $4.2 million). The remaining outstanding Service RSs were granted to independent directors. Starting in 2024, stock award to employees were made in the form of restricted stock units.

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the six months ended June 30, 2026 and 2025:

	Performance RSUs		Service RSUs
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2024	403,526	$10.43	149,834	$11.14
Granted	185,551	13.16	149,435	13.16
Vested	(38,752)	6.82	(62,041)	10.46
Forfeited	(54,635)	7.11	(4,326)	11.85
Balance at June 30, 2025	495,690	$12.10	232,902	$12.60

Balance at December 31, 2025	490,823	$12.10	224,751	$12.60
Granted	182,098	15.15	155,591	15.08
Vested	(49,495)	9.85	(93,333)	12.31
Forfeited	(12,481)	10.66	(3,961)	13.87
Balance at June 30, 2026	610,945	$13.22	283,048	$14.04

For the awards granted during the six months ended June 30, 2026, the Service RSUs vest evenly over three years on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 0% and 200% of the awarded Performance RSUs, with a target of 100%.

For the six months ended June 30, 2026, the total fair value of Performance and Service RSUs vested was $2.1 million (2025: $1.4 million).

Stock Compensation Expense

For the six months ended June 30, 2026, the Company recorded $2.8 million (2025: $2.5 million) of total stock compensation expense (net of forfeitures), respectively. Forfeiture recoveries were immaterial for both periods.

13. EARNINGS PER SHARE

The following table reconciles net income and weighted average shares used in computing basic and diluted EPS for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Numerator for EPS:
Net income (loss) - basic	$(29,596)	$329	$6,154	$29,956
Net income (loss) - diluted	$(29,596)	$329	$6,154	$29,956

Denominator for EPS:
Weighted average shares outstanding - basic	33,108,731	33,969,716	33,363,703	33,960,643
Effect of dilutive employee and director share-based awards	—	453,963	578,663	518,708
Weighted average shares outstanding - diluted	33,108,731	34,423,679	33,942,366	34,479,351
Anti-dilutive stock options outstanding	579,636	620,319	579,636	620,319
Anti-dilutive unvested restricted shares and restricted stock units outstanding	635,348	—	—	—
EPS:
Basic	$(0.89)	$0.01	$0.18	$0.88
Diluted	$(0.89)	$0.01	$0.18	$0.87

14. NET INVESTMENT INCOME

The following table provides a breakdown of net investment income:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Interest and dividend income, net of withholding taxes and other expenses	$4,859	$6,667	$9,872	$13,302
Investment income from Lloyd's syndicates	1,074	3,770	3,026	5,311
Net realized and unrealized gains (losses) on fixed maturities	(415)	—	(1,036)	—
Net realized and unrealized gains (losses) on other investments (see Note 5)	(1,442)	33	(1,055)	144
Net investment income	4,076	10,470	10,807	18,757
Share of Solasglas' net income (loss) (see Note 3)	(27,857)	(18,276)	5,832	13,921
Total investment income (loss)	$(23,781)	$(7,806)	$16,639	$32,678

15. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

For the six months ended June 30, 2026, there was no material change to the Company’s investment advisory agreement with Solasglas as described in its 2025 Form 10-K. Effective May 1, 2026, the monthly management fee payable to DME Advisors by Solasglas changed to 0.104% (1.25% per annum) from 0.125% (1.5% per annum).

Refer to Note 3 for a breakdown of management fees and performance fees for the six months ended June 30, 2026 and 2025.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At June 30, 2026, Solasglas, along with certain affiliates of DME Advisors, collectively owned 24.0% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in Solasglas. At June 30, 2026, Solasglas held 0.8 million shares of GRBK.

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

Share Repurchase Agreement

On June 1, 2026, the Company entered into an Ordinary Share Repurchase Agreement (the “Ordinary Share Agreement”) with David Einhorn 2021-07 Family Trust (the “Seller”), an affiliate of Mr. David Einhorn. Subject to the terms and conditions of the Ordinary Share Agreement:

•the Company will buy back from the Seller a number of ordinary shares ($0.10 par value per share) equal to 33% of all the ordinary shares the Company repurchases under a 10b5-1 plan entered into on June 3, 2026 (the "June 10b5-1 Plan"). This covers the period from when the June 10b5-1 Plan takes effect up to (but not including) the trading day before the closing date, with the share count rounded down to the nearest whole share; and

•the price the Company pays the Seller per share will be equal to the weighted average price per share the Company paid under the June 10b5-1 Plan, not including any commissions.

See Note 18 for shares repurchased under the Ordinary Share Agreement in August 2026.

16. COMMITMENTS AND CONTINGENCIES

a) Concentration of Credit Risk

Cash and cash equivalents

The Company monitors its concentration of credit risk with financial institutions and limits acceptable counterparties based on current rating, outlook and other relevant factors.

Investments

The Company’s fixed maturities portfolio is exposed to potential losses arising from diminishing creditworthiness of issuers of bonds. The fixed maturities portfolio is managed by an external investment manager in accordance with the Company’s investment guidelines and the underlying investment guidelines set by the respective regulatory trusts. At June 30, 2026, there was no fixed maturity security that exceeded 10% of the Company’s shareholders’ equity.

The Company’s credit risk exposure to private debt securities within its “Other investments” are immaterial (see Note 5).
Reinsurance balances receivable, net

The following table shows the breakdown of reinsurance balances receivable:

	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
Premiums receivable	$296,436	46.3%	$246,533	37.1%

Funds withheld:
Premiums held by Lloyd's syndicates	301,288	47.0	336,216	50.6
Funds held by cedants	33,024	5.2	32,337	4.9
Funds at Lloyd’s	9	—	44,185	6.7

Profit commission receivable	11,462	1.8	6,459	1.0

Total before provision	642,219	100.2	665,730	100.2
Provision for expected credit losses	(1,349)	(0.2)	(1,349)	(0.2)
Reinsurance balances receivable, net	$640,870	100.0%	$664,381	100.0%

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

d) Unsecured Citibank FAL Facility

The unsecured Citibank LC issued in favor of Lloyd’s is guaranteed by the Parent. Refer to “Credit Facilities” in Note 10 for additional information.

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

Three months ended June 30, 2026:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$152,202	$30,916	$—	$183,118
Net premiums written	$128,249	$18,560	$—	$146,809
Net premiums earned	$136,945	$24,868	$—	$161,813
Net loss and LAE incurred	(94,945)	(15,375)	(1,763)	(112,083)
Acquisition costs	(38,399)	(5,635)	—	(44,034)
Other underwriting expenses	(4,602)	(1,284)	—	(5,886)
Deposit interest expense, net	(46)	—	—	(46)
Underwriting income (loss)	(1,047)	2,574	(1,763)	(236)

Reconciliation to income before income taxes:
Net investment income (loss)	4,409	(479)	146	4,076
Corporate and other expenses	—	(579)	(4,138)	(4,717)
Income (loss) from investment in Solasglas			(27,857)	(27,857)
Foreign exchange gains (losses)			(576)	(576)
Interest expense			(128)	(128)
Income (loss) before income taxes	$3,362	$1,516	$(34,316)	$(29,438)

Additional information:
Net loss and LAE incurred:
Attritional losses	$(70,055)	$(13,577)	$—	$(83,632)
Large event losses	(1,224)	—	—	(1,224)
CAT event losses	(26,511)	—	—	(26,511)
Prior year favorable (adverse) loss development	2,845	(1,798)	(1,763)	(716)
Total net loss and LAE incurred	$(94,945)	$(15,375)	$(1,763)	$(112,083)

Total allocated assets (1)	$557,049	$180,803	$1,500,732	$2,238,584

(1) The Company does not allocate assets to reportable segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Six months ended June 30, 2026:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$332,549	$78,509	$(2)	$411,056
Net premiums written	$279,544	$50,741	$(2)	$330,283
Net premiums earned	$265,926	$50,034	$(2)	$315,958
Net loss and LAE incurred	(170,175)	(31,301)	(1,762)	(203,238)
Acquisition costs	(79,611)	(13,385)	—	(92,996)
Other underwriting expenses	(10,345)	(3,346)	—	(13,691)
Deposit interest expense, net	(78)	—	—	(78)
Underwriting income (loss)	5,717	2,002	(1,764)	5,955

Reconciliation to income before income taxes:
Net investment income (loss)	9,544	615	648	10,807
Corporate and other expenses	—	(1,301)	(9,158)	(10,459)
Income from investment in Solasglas			5,832	5,832
Foreign exchange gains (losses)			(5,481)	(5,481)
Interest expense			(227)	(227)
Income (loss) before income taxes	$15,261	$1,316	$(10,150)	$6,427

Additional information:
Net loss and LAE incurred:
Attritional losses	$(139,560)	$(29,145)	$1	$(168,704)
Large event losses	$(4,796)	$—	$—	$(4,796)
CAT event losses	(31,511)	—	—	(31,511)
Prior year favorable (adverse) loss development	5,692	(2,156)	(1,763)	1,773
Total net loss and LAE incurred	$(170,175)	$(31,301)	$(1,762)	$(203,238)

Total allocated assets (1)	$557,049	$180,803	$1,500,732	$2,238,584
(1) The Company does not allocate assets to reportable segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Three months ended June 30, 2025:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$152,333	$27,596	$(301)	$179,628
Net premiums written	$142,111	$22,716	$(300)	$164,527
Net premiums earned	$140,554	$21,386	$(299)	$161,641
Net loss and LAE incurred	(83,475)	(15,244)	(1,360)	(100,079)
Acquisition costs	(40,900)	(6,012)	64	(46,848)
Other underwriting expenses	(4,861)	(1,620)	—	(6,481)
Deposit interest expense, net	(124)	—	—	(124)
Underwriting income (loss)	11,194	(1,490)	(1,595)	8,109

Reconciliation to income before income taxes:
Net investment income	5,629	431	4,410	10,470
Corporate and other expenses	—	(602)	(4,153)	(4,755)
Income from investment in Solasglas			(18,276)	(18,276)
Foreign exchange gains (losses)			6,271	6,271
Interest expense			(1,144)	(1,144)
Income (loss) before income taxes	$16,823	$(1,661)	$(14,487)	$675

Additional information:
Net loss and LAE incurred:
Attritional losses	$(78,017)	$(12,713)	$97	$(90,633)
Large event losses	(6,399)	—	—	(6,399)
CAT event losses	—	—	—	—
Prior year favorable (adverse) loss development	941	(2,531)	(1,457)	(3,047)
Total net loss and LAE incurred	$(83,475)	$(15,244)	$(1,360)	$(100,079)

Total allocated assets (1)	$485,330	$146,198	$1,556,496	$2,188,024

(1) The Company does not allocate assets to reportable segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

Six months ended June 30, 2025:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$373,042	$55,062	$(531)	$427,573
Net premiums written	$337,720	$46,687	$(483)	$383,924
Net premiums earned	$290,195	$40,391	$(482)	$330,104
Net loss and LAE incurred	(196,238)	(25,590)	(1,135)	(222,963)
Acquisition costs	(81,781)	(12,045)	112	(93,714)
Other underwriting expenses	(9,658)	(3,181)	—	(12,839)
Deposit interest expense, net	(273)	—	—	(273)
Underwriting income (loss)	2,245	(425)	(1,505)	315

Reconciliation to income before income taxes:
Net investment income	11,400	879	6,478	18,757
Corporate and other expenses	—	(1,174)	(8,253)	(9,427)
Income from investment in Solasglas			13,921	13,921
Foreign exchange gains (losses)			10,626	10,626
Other income			—	—
Interest expense			(2,608)	(2,608)
Income (loss) before income taxes	$13,645	$(720)	$18,659	$31,584

Additional information:
Net loss and LAE incurred:
Attritional losses	$(158,177)	$(23,626)	$211	$(181,592)
Large event losses	$(7,090)	$—	$—	$(7,090)
CAT event losses	(27,016)	—	—	(27,016)
Prior year favorable (adverse) loss development	(3,955)	(1,964)	(1,346)	(7,265)
Total net loss and LAE incurred	$(196,238)	$(25,590)	$(1,135)	$(222,963)

Total allocated assets (1)	$485,330	$146,198	$1,556,496	$2,188,024
(1) The Company does not allocate assets to reportable segments, with the exception of restricted cash used to collateralized certain reinsurance transactions, including FAL, and Innovations-related private investments.

18.    SUBSEQUENT EVENTS

Stock Repurchases

Subsequent to June 30, 2026, the Company repurchased 240,194 ordinary shares at an aggregate cost of $3.9 million and an average price of $16.42 per ordinary share through August 3, 2026, including the repurchases made under the Ordinary Share Repurchase Agreement noted below.

In accordance with the Ordinary Share Repurchase Agreement dated June 1, 2026, between the Company and the David M. Einhorn 2021-07 Family Trust (the “Seller”), the Company repurchased 106,060 ordinary shares from the Seller on August 3, 2026. The purchase price of $16.14 per share was based on the weighted average price per ordinary share, excluding any commissions, paid by the Company in connection with the open market repurchases made by the Company between June 3, 2026 and July 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,” or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and its wholly-owned subsidiaries unless the context dictates otherwise.

The following discussion should be read in conjunction with the condensed consolidated financial statements (herein referred to as “financial statements”) and accompanying notes included in Item 1 of this report and the audited consolidated financial statements and accompanying notes, which appear in our 2025 Form 10-K.

The following is management’s discussion and analysis (“MD&A”) of our results of operations for the three and six months ended June 30, 2026 and 2025 and the Company’s financial condition at June 30, 2026 and December 31, 2025.

All amounts are reported in U.S. dollars, unless otherwise noted. Tabular dollars are presented in thousands, with the exception of per share amounts or as otherwise noted. Due to rounding, numbers and percentages presented in the tables included in this MD&A may not add up precisely to the totals provided.

Overview

Business Overview

We are a global specialty property and casualty reinsurer headquartered in the Cayman Islands, with an underwriting and investment strategy that we believe differentiates us from most of our competitors. Our goal is to build long-term shareholder value by providing risk management solutions to the insurance, reinsurance, and other risk marketplaces.

For the three months ended June 30, 2026 (“Q2 2026”), we reported a net loss of $29.6 million, compared to $0.3 million net income for the three months ended June 30, 2025 (“Q2 2025”). The net loss was mainly attributable to CAT losses from underwriting and negative investment returns from Solasglas.

The following is a summary of our financial performance for Q2 2026, compared to Q2 2025:
•Gross premiums written was $183.1 million, an increase of 1.9%;
•Net premiums earned was $161.8 million, an increase of 0.1%;
•Net underwriting loss was $0.2 million, compared to net underwriting income of $8.1 million;
•Total investment loss was $23.8 million, compared to investment loss of $7.8 million;
•Diluted EPS loss was $0.89, compared to diluted EPS of $0.01; and
•Fully diluted book value per share was $20.61, a decrease of 3.7% since last quarter.

Fully diluted book value per share is a non-GAAP financial measure. See “Key Financial Measure and Non-GAAP Measures” section of this MD&A.

Outlook and Trends

Reinsurance market conditions

We continue to see an increasingly competitive market, predominantly in our Open Market segment. This is putting pressure on headline rates across various classes with some modest but increasing pressure appearing on attachment points and other terms and conditions. Our focus remains on maintaining a diversified portfolio that is resilient to market supply-demand pressures.

General economic conditions

There are many factors contributing to an uncertain global economic outlook, and in particular, the current Middle East conflict. With the recent volatility in oil price driven by this conflict, we believe that inflationary trends of recent years could persist. We continue to consider the potential impact of relevant economic factors on our underwriting portfolio.

On the investment side, DME Advisors regularly monitors and re-positions Solasglas’ investment portfolio to manage the impact of inflation on its underlying investments and holds macro positions to benefit from a rising inflationary environment. DME Advisors remains conservatively positioned as it believes the equity markets are very expensive.

In addition to the geopolitical uncertainty, the U.S. Administration continues to adopt trade policies that have increased uncertainty and volatility in financial markets. These policies continue to complicate the near-term outlook for economic growth and inflation. We remain vigilant for economic data and additional policies that may impact our business.

Key Financial Measures and Non-GAAP Measure

There have been no changes to our key financial measures, including non-GAAP financial measure, as described in the MD&A of our 2025 Form 10-K.

Fully Diluted Book Value Per Share

The following table presents a reconciliation of the fully diluted book value per share to basic book value per share (the most directly comparable U.S. GAAP financial measure):

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Numerator for basic and fully diluted book value per share:
Total equity as reported under U.S. GAAP	$697,682	$741,172	$707,977	$658,889	$663,318
Denominator for basic and fully diluted book value per share:
Ordinary shares issued and outstanding as reported and denominator for basic book value per share	32,881,538	33,684,902	33,897,709	34,099,226	34,198,153
Add: In-the-money stock options (1) and all outstanding RSUs	972,651	950,199	755,997	757,505	775,124
Denominator for fully diluted book value per share	33,854,189	34,635,101	34,653,706	34,856,731	34,973,277

Basic book value per share	$21.22	$22.00	$20.89	$19.32	$19.40
Increase (decrease) in basic book value per share	$(0.78)	$1.11	$1.57	$(0.08)	$0.10
Increase (decrease) in basic book value per share	(3.5)%	5.3%	8.1%	(0.4)%	0.5%

Fully diluted book value per share	$20.61	$21.40	$20.43	$18.90	$18.97
Increase (decrease) in fully diluted book value per share	$(0.79)	$0.97	$1.53	$(0.07)	$0.10
Increase (decrease) in fully diluted book value per share	(3.7)%	4.7%	8.1%	(0.4)%	0.5%
(1) Assuming net exercise by the grantee.

Consolidated Results of Operations

The table below summarizes our consolidated operating results.

	Three months ended June 30			Six months ended June 30
	2026	2025	Change	2026	2025	Change
Underwriting results:
Gross premiums written	$183,118	$179,628	$3,490	$411,056	$427,573	$(16,517)
Net premiums written	$146,809	$164,527	$(17,718)	$330,283	$383,924	$(53,641)
Net premiums earned	$161,813	$161,641	$172	$315,958	$330,104	$(14,146)
Net loss and LAE incurred:
Current year	(111,367)	(97,032)	(14,335)	(205,011)	(215,698)	10,687
Prior year (1)	(716)	(3,047)	2,331	1,773	(7,265)	9,038
Net loss and LAE incurred	(112,083)	(100,079)	(12,004)	(203,238)	(222,963)	19,725
Acquisition costs	(44,034)	(46,848)	2,814	(92,996)	(93,714)	718
Underwriting expenses	(5,886)	(6,481)	595	(13,691)	(12,839)	(852)
Deposit interest expense	(46)	(124)	78	(78)	(273)	195
Net underwriting income (loss)	(236)	8,109	(8,345)	5,955	315	5,640

Investment results:
Income (loss) from investment in Solasglas	(27,857)	(18,276)	(9,581)	5,832	13,921	(8,089)
Net investment income	4,076	10,470	(6,394)	10,807	18,757	(7,950)
Total investment income (loss)	(23,781)	(7,806)	(15,975)	16,639	32,678	(16,039)

Corporate and other expenses	(4,717)	(4,755)	38	(10,459)	(9,427)	(1,032)
Foreign exchange gains (losses)	(576)	6,271	(6,847)	(5,481)	10,626	(16,107)
Interest expense	(128)	(1,144)	1,016	(227)	(2,608)	2,381
Income tax expense	(158)	(346)	188	(273)	(1,628)	1,355
Net income	$(29,596)	$329	$(29,925)	$6,154	$29,956	$(23,802)
Diluted EPS	$(0.89)	$0.01	$(0.90)	$0.18	$0.87	$(0.69)

Underwriting ratios:			% Point Change			% Point Change
Attritional loss ratio	51.7%	56.0%	(4.3)	53.4%	55.0%	(1.6)
Large event loss ratio	0.8%	4.0%	(3.2)	1.5%	2.1%	(0.6)
CAT event loss ratio	16.4%	—%	16.4	10.0%	8.2%	1.8
Current year loss ratio	68.8%	60.0%	8.8	64.9%	65.3%	(0.4)
Prior year reserve development ratio	0.4%	1.9%	(1.4)	(0.6)%	2.2%	(2.8)
Loss ratio	69.3%	61.9%	7.4	64.3%	67.5%	(3.2)
Acquisition cost ratio	27.2%	29.0%	(1.8)	29.4%	28.4%	1.0
Composite ratio	96.5%	90.9%	5.6	93.8%	95.9%	(2.1)
Underwriting expense ratio	3.7%	4.1%	(0.4)	4.4%	4.0%	0.4
Combined ratio	100.1%	95.0%	5.1	98.1%	99.9%	(1.8)
1 The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and deposit interest income and expense, was a gain of $1.2 million and a loss of $2.6 million for three months ended June 30, 2026 and 2025, respectively, and a gain of $2.8 million and a loss of $6.1 million for the six months ended June 30, 2026 and 2025, respectively.

Consolidated Results of Operations for Q2 2026 compared to Q2 2025

Basic book value per share decreased by $0.78 per share, or 3.5%, to $21.22 per share from $22.00 per share at March 31, 2026. Fully diluted book value per share decreased by $0.79 per share, or 3.7%, to $20.61 per share from $21.40 per share at March 31, 2026.

Net loss for Q2 2026 was $29.6 million, compared to a negligible net income for Q2 2025. This was driven mainly by the following:

•Investment loss: Increased by $16.0 million primarily driven by:

◦Our investment in Solasglas reported a loss of $27.9 million (net loss of 5.4%) during Q2 2026, compared to a loss of $18.3 million (net loss of 4.0%) for the same period in 2025; and

◦Lower net investment income from (i) interest earned on funds at Lloyds due to partially replacing it with the unsecured Citibank LC (see Note 10 of the financial statements), and (ii) with lower interest income earned from restricted cash and cash equivalents due to the interest rate cuts by central banks in 2025. Additionally, we recognized $0.4 million of unrealized losses on the fixed maturity investment portfolio and a $1.5 million impairment charge relating to the Innovations’ private equity portfolio for Q2 2026, which are included in net investment income in the financial statements.

•Underwriting loss: Unfavorable change of $8.3 million, driven by 5.1 percentage points deterioration in the combined ratio, which was predominantly driven by 7.4 percentage points increase in the loss ratio, offset partially by lower acquisition cost ratio and underwriting expense ratio. The increase in the loss ratio was predominantly driven by CAT event losses, partially offset by lower attritional and large event losses as well as lower prior year adverse reserve development.

•Foreign exchange gains (losses): The GBP and Euro movement was largely subdued in Q2 2026. In Q2 2025, the foreign exchange gain was driven mainly by the remeasurement of our net monetary assets based on a stronger pound against the U.S. dollar.

Offset partially by:

•Interest expense: Decreased by $1.0 million driven by the reduction in outstanding debt.

Consolidated Results of Operations for YTD 2026 compared to YTD 2025

Basic book value per share increased by $0.33 per share, or 1.6%, to $21.22 per share from $20.89 per share at December 31, 2025. Fully diluted book value per share increased by $0.18 per share, or 0.9%, to $20.61 per share from $20.43 per share at December 31, 2025.

For the six months ended June 30, 2026 (“YTD 2026”), net income decreased by $23.8 million to $6.2 million, compared to the six months ended June 30, 2025 (“YTD 2025”) driven mainly by the following:

•Investment income: Decreased by $16.0 million primarily driven by:

◦Our investment in Solasglas reported a gain of $5.8 million (net return of 1.1%) during YTD 2026, compared to a gain of $13.9 million (net return of 2.9%) during YTD 2025; and

◦Lower net investment income for the same reason noted for Q2 2026. We recognized $1.0 million of unrealized losses on the fixed maturity investment portfolio for YTD 2026 driven by increase in interest rates during 2026, offset by a higher book yield on this portfolio.

•Foreign exchange gains (losses): Unfavorable change of $16.1 million, driven mainly by the weakening of the pound against the U.S. dollar during YTD 2026, compared to the strengthening of the pound against the U.S. dollar during YTD 2025.

Offset partially by:

•Underwriting income: Increased by $5.6 million, driven by 1.8 percentage points improvement in combined ratio, primarily reflecting favorable prior year reserve development, which contributed to an improved loss ratio. For further information on CAT losses and prior year reserve development, refer to Note 8 of the financial statements.

•Interest expense: Decreased by $2.4 million driven by the reduction in our outstanding debt.

Results by Segment
The following is a discussion and analysis for each reporting segment.

Open Market Segment

Results for the Open Market segment were as follows:

	Three months ended June 30			Six months ended June 30
	2026	2025	% Change	2026	2025	% Change
Gross premiums written	$152,202	$152,333	—%	$332,549	$373,042	(11)%
Net premiums written	$128,249	$142,111	(10)%	$279,544	$337,720	(17)%
Net premiums earned	$136,945	$140,554	(3)%	$265,926	$290,195	(8)%
Net loss and LAE incurred	(94,945)	(83,475)		(170,175)	(196,238)
Acquisition costs	(38,399)	(40,900)		(79,611)	(81,781)
Other underwriting expenses	(4,602)	(4,861)		(10,345)	(9,658)
Deposit interest expense, net	(46)	(124)		(78)	(273)
Underwriting income (loss)	(1,047)	11,194		5,717	2,245
Net investment income	4,409	5,629	(22)%	9,544	11,400	(16)%
Income before income taxes	$3,362	$16,823		$15,261	$13,645

Underwriting ratios:	2026	2025	% Point Change	2026	2025	% Point Change
Loss ratio	69.3%	59.4%	9.9	64.0%	67.6%	(3.6)
Acquisition cost ratio	28.0%	29.1%	(1.1)	29.9%	28.2%	1.7
Composite ratio	97.3%	88.5%	8.8	93.9%	95.8%	(1.9)
Underwriting expenses ratio	3.4%	3.5%	(0.1)	3.9%	3.4%	0.5
Combined ratio	100.7%	92.0%	8.7	97.8%	99.2%	(1.4)

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30					Six months ended June 30
	2026		2025		Change	2026		2025		Change
Casualty	$10,213	7%	$20,008	13%	$(9,795)	$21,861	7%	$49,732	13%	$(27,871)
Financial	24,935	16%	16,416	11%	8,519	50,461	15%	40,480	11%	9,981
Health	40	—%	12	—%	28	249	—%	209	—%	40
Multiline	64,538	42%	52,742	35%	11,796	126,842	38%	119,076	32%	7,766
Property	14,135	9%	18,055	12%	(3,920)	39,631	12%	48,094	13%	(8,463)
Specialty	38,341	25%	45,100	30%	(6,759)	93,505	28%	115,451	31%	(21,946)
Total	$152,202	100%	$152,333	100%	$(131)	$332,549	100%	$373,042	100%	$(40,493)

Gross premiums written within our Open Market segment in Q2 2026 decreased by $0.1 million or 0.1%, compared to Q2 2025. However, there was a significant change in business mix during quarter. The overall net reduction was predominantly attributable to the following lines of business:

•Casualty: The $9.8 million, or 49.0%, decrease was mainly due to the non-renewal of certain reinsurance programs in our general liability, umbrella liability, and workers’ compensation business as part of our strategy to reduce our exposure to the Casualty line of business.

•Property: The $3.9 million, or 21.7%, decrease was mainly due to lower premiums on quota share property catastrophe programs due to lower participation and rate reduction, coupled with a decrease in estimated reinstatement premiums as a result of reducing our estimated CAT losses for the California wildfires (2025 accident year); and

•Specialty: The $6.8 million, or 15.0%, decrease was driven by the following:

◦Downward premium estimate revisions in Q2 2026 for quota-share reinsurance treaties written in prior years; positive premium estimate revisions in Q2 2025 for a quota-share reinsurance treaty; and rate reductions for business renewed in 2026;
◦Offset partially by $2.8 million of estimated reinstatement premiums relating to the CAT loss associated with the Middle East conflict.

Offset partially by:

•Multiline: The $11.8 million, or 22.4%, increase was driven mostly by growth in the FAL business bound during Q1 2026, coupled with higher negative premium revision to our estimated ultimate gross premiums for certain 2023 and 2024 FAL treaties in Q2 2025.

•Financial: The $8.5 million, or 51.9%, increase was driven by additional reported premiums in our mortgage and transactional liability business, coupled with new surety and financial multiline treaties.

Gross premiums written within our Open Market segment in YTD 2026 decreased by $40.5 million or 10.9%, compared to YTD 2025, with similar change in business mix as in Q2 2026. The decrease was predominantly for the same reasons noted for Q2 2026.

Net Premiums Written

Ceded premiums written in Q2 2026 was $24.0 million, resulting in net premiums written of $128.2 million, compared to $10.2 million and $142.1 million, respectively, in Q2 2025. The increase in ceded premiums written of 134.3% was driven primarily due to new retrocession treaties for our Multiline business. This was partially offset by reduced quota share retrocession activity within our Specialty line of business due to lower estimated inward premiums.

Ceded premiums written in YTD 2026 was $53.0 million, resulting in net premiums written of $279.5 million, compared to $35.3 million and $337.7 million, respectively, in YTD 2025. The increase in ceded premiums written of 50.1% was driven by new retrocession treaties for our Multiline business, coupled with additional excess of loss retrocessional coverage within our Specialty business in 2026 to manage our overall exposure to aviation, marine and energy risks. This was partially offset by reduced quota share retrocession activity within our Property and Specialty lines of business due to lower estimated inward premiums.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30					Six months ended June 30
	2026		2025		Change	2026		2025		Change
Casualty	$11,636	8%	$24,680	18%	$(13,044)	$27,644	10%	$52,023	18%	$(24,379)
Financial	18,820	14%	15,306	11%	3,514	34,274	13%	29,621	10%	4,653
Health	76	—%	43	—%	33	137	—%	88	—%	49
Multiline	58,080	42%	45,640	32%	12,440	115,614	43%	99,362	34%	16,252
Property	11,772	9%	13,803	10%	(2,031)	29,692	11%	32,309	11%	(2,617)
Specialty	36,561	27%	41,082	29%	(4,521)	58,565	22%	76,792	26%	(18,227)
Total	$136,945	100%	$140,554	100%	$(3,609)	$265,926	100%	$290,195	100%	$(24,269)

Net premiums earned within our Open Market segment in Q2 2026 and YTD 2026 decreased by $3.6 million or 2.6%, and $24.3 million or 8.4%, compared to Q2 2025 and YTD 2025, respectively.

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

Additionally, for the above periods, the decrease in Casualty line was due to the non-renewal of certain reinsurance programs as part of our strategy to reduce our exposure to this business. The downward premium estimate revision on older accident years also contributed to the decrease in Property and Specialty’s net premiums earned, in addition to the reduction in reinstatement premium relating to the lower estimated CAT losses for California wildfires in our Property line of business. The reduction in Specialty net premiums earned was partially offset by $2.8 million of reinstatement premiums relating to the Middle East conflict.

Loss ratio

The components of the loss ratio for our Open Market segment were as follows:

	Three months ended June 30			Six months ended June 30
	2026	2025	% Point Change	2026	2025	% Point Change
Current year:
Attritional loss ratio	51.2%	55.5%	(4.3)	52.5%	54.5%	(2.0)
Large event loss ratio	0.9%	4.6%	(3.7)	1.8%	2.4%	(0.6)
CAT event loss ratio	19.4%	—%	19.4	11.8%	9.3%	2.5
Current year loss ratio	71.5%	60.1%	11.4	66.1%	66.2%	(0.1)
Prior year reserve development ratio	(2.1)%	(0.7)%	(1.4)	(2.1)%	1.4%	(3.5)
Loss ratio	69.4%	59.4%	10.0	64.0	67.6%	(3.6)

Current Year Loss Ratio

The Q2 2026 current year loss ratio for Open Market increased by 11.4 percentage points to 71.5%, compared to Q2 2025, driven mainly by current year CAT event losses, partially offset by lower attritional loss and large event loss ratios. While the YTD 2026 current year loss ratio decreased only by 0.1 percentage points to 66.1%, compared to YTD 2025, the lower attritional loss and large event loss ratios offset by an increase in CAT event loss ratio.

Attritional loss ratio

The 4.3 percentage points improvement in Q2 2026 attritional loss ratio was predominantly due to:

•Multiline: decreased by 6.9% mainly due to the change in business mix within the Multiline portfolio, with the FAL class of business representing most of the total premium earned at lower attritional loss ratio than other classes of business within Multiline compared to Q2 2025. We also reduced our exposure to the commercial auto class in the past year, which had a higher attritional loss ratio.

•Specialty: decreased by 9.2% predominantly due to favorable claims experience mainly on agriculture and whole account energy and marine treaties, as well as a refinement to our reserving approach that recognizes favorable trends, particularly as they relate to large loss claims experience on non-proportional contracts, quicker than we previously estimated. These effects were partially offset by establishing higher loss ratios on new and renewal business in anticipation of softening rates within this line of business.

Offset partially by:

•Financial: increased by 4.7% mainly due to an increase in our expected losses on more recent underwriting years for the transactional liability class of business.

The 2.0 percentage points improvement in YTD 2026 attritional loss ratio is predominantly in line with the same trends noted for Q2 2026.

Large event loss ratio

During Q2 2026 we incurred $3.8 million relating to two energy losses; partially offset by the reduction in our prior estimates of large event losses recognized in Q1 2026. For Q2 2025, large event loss was driven mostly by the Air India crash in India.

During YTD 2026 we incurred $4.8 million relating to four large event losses in our Property and Specialty lines, compared to $7.1 million relating to three event losses in our Specialty line during YTD 2025.

CAT event loss ratio

During Q2 2026 we incurred an additional $20 million of CAT event losses relating to the Middle East conflict and $6.5 million for the QatarEnergy facility explosion, compared to no CAT event losses in Q2 2025.

During YTD 2026 we incurred $31.5 million of CAT event losses of which $25 million is related to the Middle East conflict and $6.5 million for the QatarEnergy facility explosion. The Middle East conflict reserves include one known full-limit loss accounting for $7.6 million. Other specific event losses contributed $9.9 million of the total $25 million reserve, and the remaining $7.5 million is our best estimate of incurred but not reported losses from the conflict. However, there is still a high degree of uncertainty surrounding the insured loss estimates due to limited access to affected areas, and restrictions imposed in certain territories. During YTD 2025 we incurred $27.0 million of CAT event losses relating to the California wildfires. For these CAT event losses, there were no loss recoverables triggered from our excess of loss retrocession treaties.

Prior Year Reserve Development Ratio

The Open Market segment’s prior year favorable reserve development improved by 1.4 percentage points in Q2 2026 compared to Q2 2025 driven predominantly by the reduction in our CAT loss estimate for the California wildfires in 2025 based on new client information and better loss emergence for our whole account marine & energy excess of loss business; partially offset by large event loss deteriorations relating to 2025 events.

The Open Market segment’s prior year favorable reserve development ratio was 2.1% for YTD 2026 compared to prior year adverse reserve development ratio 1.4% for YTD 2025. Refer to Note 8 of the financial statements for further details.

Acquisition cost ratio

The acquisition cost ratio for the Open Market segment decreased by 1.1 percentage points in Q2 2026 compared to Q2 2025, primarily due to the change in business mix and predominantly by the following lines of business:

•Financial: Driven mainly by our transactional liability business due to lower profit commission in response to adverse loss reserve development during Q2 2026.

•Multiline: Mainly due to lower acquisition costs on our FAL business at higher net premium earned level.

•Specialty: Due to higher reinstatement premium earned relating to current CAT events with no corresponding acquisition costs; higher percentage of excess of loss treaties at low acquisition costs compared to quota share treaties; and mix in classes of business within Specialty.

This was partially offset by an increase in acquisition cost ratio for Property business driven mainly by the reversal of previously recognized reinstatement premium with no corresponding acquisition costs relating to the California wildfires CAT losses.

The acquisition cost ratio increased by 1.7 percentage points in YTD 2026 compared to YTD 2025, predominantly due to the following lines of business:

•Property: Driven mainly by the reversal of previously recognized reinstatement premium described above for Q2 2026.
•Casualty: Driven mainly by the change in business mix at higher acquisition cost ratio.

This was offset partially by lower acquisition cost ratios for Financial and Specialty lines, mainly for the same reasons noted for Q2 2026. The change in business mix within the Open Market segment also contributed to the partial offset of the increase in total acquisition cost ratio.

Underwriting expense ratio

The underwriting expense ratio for the Open Market segment decreased by 0.1 percentage points to 3.4% in Q2 2026 compared to Q2 2025, predominantly due to a decrease in professional fees and short-term incentive compensation expense due to the Company’s net loss in Q2 2026 compared to net income in Q2 2025, which included partial reversal of the short-term incentive compensation expense accrued in Q1 2026.

The underwriting expense ratio increased by 0.5 percentage points to 3.9% in YTD 2026 compared to YTD 2025, mainly due to higher personnel costs and share-based compensation; partially offset by lower accrued short-term incentive compensation expense for the same reason noted for Q2 2026.

Net investment income

For the Open Market segment, net investment income declined by 22% to $4.4 million in Q2 2026 compared to Q2 2025, and by 16% to $9.5 million for YTD 2026, compared to YTD 2025.

The decrease was predominantly due to lower investment income on funds at Lloyd’s due to partially replacing the collateral with an unsecured LC, coupled with lower interest income earned from restricted cash and cash equivalents due to the interest rate cuts by central banks during 2025. Additionally, we recognized $0.4 million and $1.0 million of unrealized losses on the fixed maturity investment portfolio for Q2 2026 and YTD 2026, respectively, primarily due to increase in market yields. The unrealized losses were offset by a higher book yield on this portfolio.

Income before income taxes

Income before income taxes for the Open Market segment was $3.4 million for Q2 2026, compared to $16.8 million for Q2 2025. The decrease was driven predominantly by lower underwriting results and lower investment income.

Income before income taxes for the Open Market segment was $15.3 million for YTD 2026, compared to $13.6 million for YTD 2025. The increase was predominantly attributable to improved underwriting results, partially offset by lower net investment income.

Innovations Segment

Results for the Innovations segment were as follows:

	Three months ended June 30			Six months ended June 30
	2026	2025	% Change	2026	2025	% Change
Gross premiums written	$30,916	$27,596	12%	$78,509	$55,062	43%
Net premiums written	$18,560	$22,716	(18)%	$50,741	$46,687	9%
Net premiums earned	$24,868	$21,386	16%	$50,034	$40,391	24%
Net loss and LAE incurred	(15,375)	(15,244)		(31,301)	(25,590)
Acquisition costs	(5,635)	(6,012)		(13,385)	(12,045)
Other underwriting expenses	(1,284)	(1,620)		(3,346)	(3,181)
Underwriting income (loss)	2,574	(1,490)		2,002	(425)
Net investment income (loss)	(479)	431		615	879
Corporate and other expenses	(579)	(602)	(4)%	(1,301)	(1,174)	11%
Income (loss) before income taxes	$1,516	$(1,661)		$1,316	$(720)

Underwriting ratios:	2026	2025	% Point Change	2026	2025	% Point Change
Loss ratio	61.8%	71.3%	(9.5)	62.6%	63.4%	(0.8)
Acquisition cost ratio	22.7%	28.1%	(5.4)	26.8%	29.8%	(3.0)
Composite ratio	84.5%	99.4%	(14.9)	89.4%	93.2%	(3.8)
Underwriting expenses ratio	5.2%	7.6%	(2.4)	6.7%	7.9%	(1.2)
Combined ratio	89.7%	107.0%	(17.3)	96.1%	101.1%	(5.0)

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30					Six months ended June 30
	2026		2025		Change	2026		2025		Change
Casualty	$5,366	17%	$6,254	23%	$(888)	$15,496	20%	$12,939	23%	$2,557
Financial	7,691	25%	3,039	11%	4,652	18,241	23%	4,823	9%	13,418
Health	1,270	4%	2,295	8%	(1,025)	1,103	1%	5,930	11%	(4,827)
Multiline	11,097	36%	12,099	44%	(1,002)	31,105	40%	26,803	49%	4,302
Specialty	5,492	18%	3,909	14%	1,583	12,564	16%	4,567	8%	7,997
Total	$30,916	100%	$27,596	100%	$3,320	$78,509	100%	$55,062	100%	$23,447

Gross premiums written within our Innovations segment in Q2 2026 increased by $3.3 million or 12.0%, compared to Q2 2025. The increase was predominantly attributable to the following lines of business:

•Financial: The 153.1% increase was driven mainly by new business and growth from prior year quota share reinsurance treaties.

•Specialty: The 40.5% increase was driven predominantly by new business and growth from prior year quota share reinsurance treaties mainly within our travel class of business; partially offset by downward premium revision to our estimated ultimate gross premiums within our contingency class of business.

Offset partially by:

•Health: The 44.7% decrease was driven predominantly by downward premium revision to our estimated ultimate gross premiums based on new client information.

•Multiline: The 8.3% decrease was driven by lower premium volume from our Syndicate 3456.

Gross premiums written within our Innovations segment in YTD 2026 increased by $23.4 million or 42.6%, compared to YTD 2025. The increase was across all lines of business, except Health, driven by new business and exposure growth from existing treaties. The growth in the Multiline was predominantly driven by our Syndicate 3456. For YTD 2025, there was also a $2.4 million downward premium estimate revision for one quota share treaty in Specialty, which contributed to the favorable change in YTD 2026.

The reduction in Health’s gross premiums written for YTD 2026 was due to same explanation as for Q2 2026.

Net Premiums Written

Ceded premiums written in Q2 2026 was $12.4 million, resulting in net premiums written of $18.6 million, compared to $4.9 million and $22.7 million, respectively, in Q2 2025. Ceded premiums written in YTD 2026 was $27.8 million, resulting in net premiums written of $50.7 million, compared to $8.4 million and $46.7 million, respectively, in YTD 2025.

For both periods, the increase in ceded premiums written was predominantly driven by the Innovations whole-account retrocession program in which we have ceded 28.5% of Innovations-related programs incepting Q4 2024 onwards and 33% from January 1, 2026, in addition to two new quota share retrocession treaties in 2026.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30					Six months ended June 30
	2026		2025		Change	2026		2025		Change
Casualty	$8,298	33%	$5,228	24%	$3,070	$17,813	36%	10,897	27%	$6,916
Financial	4,994	20%	2,687	13%	2,307	10,783	22%	3,729	9%	7,054
Health	886	4%	939	4%	(53)	1,457	3%	2,312	6%	(855)
Multiline	6,303	25%	11,129	52%	(4,826)	13,615	27%	23,153	57%	(9,538)
Specialty	4,387	18%	1,403	7%	2,984	6,366	13%	300	1%	6,066
Total	$24,868	100%	$21,386	100%	$3,482	50,034	100%	40,391	100%	$9,643

Net premiums earned in Q2 2026 increased by 16.3%, compared to Q2 2025. Net premiums earned in YTD 2026 increased by 23.9%, compared to YTD 2025. The change relates to the amount and timing of net premiums written during the current year and prior years.

The earning of the whole-account retrocession programs noted for Innovations’ net premiums written are included in the Multiline business, which contributed to the decline in the net premiums earned for Multiline for both periods presented above.

Loss ratio

The components of the loss ratio were as follows:

	Three months ended June 30			Six months ended June 30
	2026	2025	% Point Change	2026	2025	% Point Change
Current year:
Attritional loss ratio	54.6%	59.4%	(4.8)	58.3%	58.5%	(0.2)
Large event loss ratio	—%	—%	—	—%	—%	—
CAT event loss ratio	—%	—%	—	—%	—%	—
Current year loss ratio	54.6%	59.4%	(4.8)	58.3%	58.5%	(0.2)
Prior year reserve development ratio	7.2%	11.8%	(4.6)	4.3%	4.9%	(0.6)
Loss ratio	61.8%	71.3%	(9.4)	62.6%	63.4%	(0.8)

Current Year Loss Ratio

The current year loss ratio in Q2 2026 for the Innovations segment improved by 4.8 percentage points, compared to Q2 2025, predominantly due to lower attritional loss ratio for the Multiline business mainly due to change in business class mix, coupled with an increase in attritional loss ratio for our Financial line in response to signs of poor performance in Q2 2025 not repeated in Q2 2026. This was partially offset by an increase in attritional loss ratio for the Specialty business mainly due to a change in business class mix.

The current year loss ratio in YTD 2026 was relatively in line with YTD 2025. However, there was variability in attritional loss ratio within the lines of business in Innovations. The trend in this variability was broadly in line with the explanation provided for Q2 2026.

The Innovations segment was not impacted by any current CAT or large events for the periods presented in the above table.

Prior Year Reserve Development Ratio

Prior year adverse reserve development for the Innovations segment was 7.2% for Q2 2026, driven mainly by one large general liability claim within our Casualty business (accident year 2022); partially offset by the favorable reserve development relating to our Syndicate 3456 (accident year 2024) in our Multiline business. Prior year adverse reserve development was 11.8% for Q2 2025, due to higher volume of claims than expected in our Financial business (accident years 2022-2023).

For YTD 2026, the prior year adverse reserve development was 4.3%, a decrease of 0.6 percentage points compared to YTD 2025. Refer to Note 8 of the financial statements for further details.

Acquisition cost ratio

The acquisition cost ratio decreased by 5.4 percentage points to 22.7% in Q2 2026, compared to Q2 2025. This was predominantly driven by the lower sliding scale commission on a quota share treaty as a result of a large general liability claim within Innovations’ Casualty business, coupled with a change in lines of business mix and an increase of excess of loss treaties at lower ceding commissions than quota share treaties. This decrease was partially offset by an increase in acquisition costs for our Syndicate 3456 in our Multiline business, coupled with lower acquisition costs in Q2 2025 for our Financial and Specialty business due to downward premium revisions on contracts with higher acquisition cost ratios with no similar adjustment in Q2 2026.

The acquisition cost ratio decreased by 3.0 percentage points to 26.8% in YTD 2026, compared to YTD 2025. This was mainly due to the lower acquisition costs in Casualty for the same reason as Q2 2026, coupled with an increase of excess of loss treaties at lower ceding commissions than quota share treaties. This decrease was partially offset by an increase in acquisition costs for our Syndicate 3456 in our Multiline business and a higher acquisition cost ratio for our Financial business due to new business at higher commission rates. Additionally, the acquisition cost ratio for Specialty in YTD 2025 benefitted from a reversal of premium earned at a higher acquisition cost ratio.

Underwriting expense ratio

The underwriting expense ratio for the Innovations segment improved by 2.4 percentage points in Q2 2026, compared to the same period in 2025, primarily due to an increase in net premiums earned. Additionally, decrease in underwriting expenses was driven by lower accrued short-term incentive compensation expense due to the Company’s net loss in Q2 2026 compared to net income in Q2 2025,

The underwriting expense ratio improved by 1.2 percentage points in YTD 2026, compared to YTD 2025, primarily due to an increase in net premiums earned.

Net investment income

For Q2 2026, the Innovations segment reported a net investment loss of $0.5 million, compared to net investment income of $0.4 million in Q2 2025. The unfavorable change was predominantly driven by a $1.5 million impairment for one holding in our Innovations’ private equity portfolio.

Net investment income was $0.6 million for YTD 2026, compared to $0.9 million in YTD 2025. The decrease was driven by the above impairment charge, partially offset by additional investment income earned from a higher average outstanding restricted cash balance to secure LC and trust accounts relating to the Innovations reinsurance treaties.

Income (loss) before income taxes

For the Innovations segment, income before income taxes was $1.5 million and $1.3 million in Q2 2026 and YTD 2026, respectively, compared to loss before income taxes of $1.7 million and $0.7 million in Q2 2025 and YTD 2025, respectively. The improved performance in 2026 was predominantly driven by underwriting income; partially offset by weaker investment results.

Other Corporate

Runoff Underwriting Business

For Q2 2026 and YTD 2026, the Innovations-related property business in runoff generated an underwriting loss of $1.8 million, compared to underwriting loss of $1.6 million and $1.5 million in Q2 2025 and YTD 2025, respectively. The underwriting loss in these periods was driven by prior year adverse reserve development.

Income from Investment in Solasglas

For Q2 2026 and YTD 2026, Solasglas reported a net loss of 5.4% and net return of 1.1%, respectively, compared to a net loss of 4.0% and net return of 2.9% for Q2 2025 and YTD 2025, respectively. The following table provides a breakdown of the gross and net investment return for Solasglas.

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Long portfolio gains (losses)	12.0%	1.2%	13.2%	(0.2)%
Short portfolio gains (losses)	(12.3)	(8.9)	(7.2)	(4.2)
Macro gains (losses)	(5.4)	3.5	(4.2)	8.2
Other income and expenses(1)	(0.3)	(0.2)	(0.6)	(0.6)
Gross investment return	(6.0)%	(4.4)%	1.2%	3.2%
Net investment return(1)	(5.4)%	(4.0)%	1.1%	2.9%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts. For further information about management fees and performance compensation, refer to Note 3.

For Q2 2026, the significant contributors to Solasglas’ investment return were long positions in Green Brick Partners (GBRK), Centene (CNC), and PENN Entertainment (PENN). The largest detractors were long positions in U.S. interest rate derivatives and gold, and a short basket position of memory stocks.

For YTD 2026, the significant contributors to Solasglas’ investment return were long positions Acadia Healthcare (ACHC), GBRK, and Fluor Corp (FLR). The largest detractors were long positions in U.S. interest rate derivatives and Kyndryl Holdings (KD), and a short basket position of memory stocks.

Each month, we post the Solasglas investment returns on our website (www.greenlightre.com).

Financial Condition

Investments

The following table provides a breakdown of our total investments:

	June 30, 2026		December 31, 2025
Investment in Solasglas	$493,409	67.5%	$504,555	79.7%
Fixed maturities	172,865	23.6	65,609	10.4
Other investments	64,925	8.9	62,911	9.9
Total investments	$731,199	100.0%	$633,075	100.0%

At June 30, 2026, our total investments increased by $98.1 million, or 15.5%, to $731.2 million from December 31, 2025.

Investments in Solasglas

Our investment in Solasglas decreased by $11.1 million to $493.4 million at June 30, 2026, driven by net redemptions; partially offset by $5.8 million net investment income for YTD 2026.

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

The following table represents the composition of Solasglas’ investments:

	June 30, 2026		December 31, 2025
	Long %	Short %	Long %	Short %
Equities and related derivatives	95.7%	(64.6)%	91.0%	(53.3)%
Private and unlisted equity securities	2.2	—	1.9	—
Debt instruments	0.1	—	0.1	—
Total	98.0%	(64.6)%	93.0%	(53.3)%

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate derivatives, inflation swaps and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount and options are reported at their delta-adjusted basis. At June 30, 2026, Solasglas’ exposure to gold on a delta-adjusted basis was 9.0% (December 31, 2025: 11.9%).

At June 30, 2026, 95.3% of Solasglas’ portfolio was valued based on quoted prices in actively traded markets (Level 1), 3.4% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and a nominal amount was composed of instruments valued based on non-observable inputs (Level 3). At June 30, 2026, 1.3% of Solasglas’ portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

Fixed Maturities

Our investment in fixed maturities increased by $107.3 million to $172.9 million at June 30, 2026 from December 31, 2025, driven by further transfers to the managed fixed maturity portfolio from restricted cash and cash equivalents, coupled with a new investment in a liquid fund approved by Lloyd’s. The funding for this new investment came from funds previously held by Lloyd’s and previously reported in our reinsurance balances receivable.

The following table provides the credit quality distribution of our fixed maturity portfolio at June 30, 2026.

			Credit Rating
	Fair Value	% of Total	AAA	AA- to AA+	A to A+	Not Subject to Credit Rating
Fixed Maturities:
U.S. government and agencies	$26,120	15%	$—	$26,120	$—	$—
Agency RMBS	23,671	14	—	23,671	—	—
Corporate bonds	38,487	22	—	6,504	31,983	—
ABS	6,058	4	6,058	—	—	—
Total fixed maturity portfolio	94,336	55	6,058	56,295	31,983	—
Liquidity funds	78,529	45	—	—	—	78,529
Total fixed maturity investments	$172,865	100%	$6,058	$56,295	$31,983	$78,529

At June 30, 2026, the fixed maturity portfolio had a weighted average credit rating of AA, a book yield of 3.9%, and an average duration of 1.9 years. See Note 4 and Note 7 of the financial statements for further details.

Other Investments

The other investment holdings relate to private investments made by the Innovations segment. The increase of $2.0 million to $64.9 million from December 31, 2025 was predominantly due to additional investments on two existing holdings and three new investments. This was partially offset by a $1.5 million impairment charge.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents primarily for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $5.2 million, or 1.0%, from $532.0 million at December 31, 2025, to $526.8 million at June 30, 2026. This decrease was primarily due to the transfer of restricted cash and cash equivalents to our fixed maturity portfolio to further enhance net investment return, partially offset by additional cash collateral driven from business growth and renewals.

Reinsurance balances receivable

Our reinsurance balances receivable decreased by $23.5 million, or 3.5%, to $640.9 million at June 30, 2026, from $664.4 million at December 31, 2025. While there was an increase of $49.9 million in premiums receivable, net of collections, this was partially offset by $34.9 million reduction in premiums held by Lloyds’ syndicates mainly due to the final release for the syndicates’ 2023 year of account, net of receivables from open years of account (2024 through 2026). Additionally, there was $44.2 million net release of Funds at Lloyds, which was transferred to a liquidity fund, as described above under “Fixed Maturities”.
Loss and LAE Reserves; Loss and LAE Recoverable

Our total gross loss and LAE reserves increased by $15.8 million, or 1.6%, to $983.8 million from $968.0 million at December 31, 2025. The increase was predominantly due to the total incurred losses on earned premiums being offset by paid losses during the quarter. See Note 8 of the financial statements for a summary of changes in outstanding loss and LAE reserves and a description of prior period reserve developments.

Our total loss and LAE recoverable increased by $13.4 million, or 16.5%, to $94.8 million from $81.4 million at December 31, 2025. The increase is driven predominantly by an increase in whole-account quota share retrocession agreements based on assumed premiums. At June 30, 2026, there was no loss recoverable on paid losses. See Note 9 of the financial statements for a description of the credit risk associated with our retrocessionaires.

Probable Maximum Loss (“PML”)

At July 1, 2026, our estimated largest PML at a 1-in-250-year return period for a single event, and in aggregate, was $143.1 million and $156.8 million, respectively, both relating to the peril of North Atlantic Hurricane, with relatively no change since April 1, 2026. The below table contains the expected modeled loss for each of our peak peril regions and sub-regions for both a single event loss and aggregate loss measures at the 1-in-250-year return period, net of estimated reinstatement premiums and loss recoverables.

	July 1, 2026
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
North Atlantic Hurricane	143,143	156,789
Florida Hurricane	102,656	105,366
Southeast Hurricane (excluding Florida)	119,703	122,936
Gulf of Mexico Hurricane	75,619	76,844
Northeast Hurricane	90,506	91,931
North America Earthquake	125,229	129,063
California Earthquake	118,532	119,485
Pacific Northwest Earthquake	36,574	36,621
New Madrid Earthquake	22,231	22,278
Europe Windstorm	74,026	78,215
Japan Earthquake	19,696	20,000
Japan Windstorm	10,077	10,186

Debt

At June 30, 2026, our total outstanding debt increased by $4.0 million to $8.8 million since December 31, 2025. Refer to Note 10 of the financial statements for further information.

Total shareholders’ equity

Total shareholders’ equity decreased by $10.3 million to $697.7 million, compared to $708.0 million at December 31, 2025. The decrease was due to $19.2 million of stock repurchases; partially offset by the net income of $6.2 million and share-based compensation adjustment to additional paid-in capital for YTD 2026.

Liquidity and Capital Resources

Refer to the “Liquidity and Capital Resources” section included in Item 7 of our 2025 Form 10-K for a general discussion of our liquidity and capital resources.

Liquidity

The following table summarizes our sources and uses of funds:

	Six months ended June 30
	2026	2025
Total cash provided by (used in):
Operating activities	$68,664	$78,819
Investing activities	(94,670)	(62,932)
Financing activities	(15,200)	(6,875)
Effect of currency exchange on cash	589	961
Net cash inflows (outflows)	(40,617)	9,973
Cash, beginning of period (1)	643,732	649,087
Cash, end of period	$603,115	$659,060
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 6 of the financial statements.

Cash provided by operating activities

The $10.2 million decrease in cash provided by operating activities in YTD 2026 compared to YTD 2025 was driven mainly by the ebb and flow from our underwriting activities. Cash inflows from underwriting activities generally include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and LAE, payments of retrocession premiums, and operating expenses. Cash provided by operating activities may vary significantly from period to period due to the timing of these inflows and outflows.

Cash used in investing activities

The $31.7 million increase in cash used for investing activities was driven mainly by additional net contributions to fixed maturity investments, for which the source of funds came from restricted cash and funds held by Lloyd’s. This was partially offset by the net redemptions from Solasglas in YTD 2026, compared to net contributions in YTD 2025.

Cash used in financing activities

The cash used for financing activities during YTD 2026 was attributable to the repurchase of $19.2 million of our ordinary shares, partially offset by $4.0 million of borrowings from our debt facility. The cash used for financing activities during YTD 2025 was driven by $5.0 million of stock repurchases and $1.9 million of debt repayment.

Capital Resources

The following table summarizes our debt and capital structure:

	June 30, 2026	December 31, 2025
Debt - outstanding principal	$9,000	$5,000
Shareholders’ equity	697,682	707,977
Total capital	$706,682	$712,977

Ratio of debt to shareholders’ equity	1.3%	0.7%

The ratio of debt to shareholders’ equity provides an indication of our leverage and capital structure, along with some insights into our financial strength. In addition to the above capital, we also have LC facilities to support our reinsurance business operations where we are not licensed or admitted as a reinsurer.

Ordinary Shares

At June 30, 2026, there were 32,881,538 outstanding ordinary shares, a decrease of 1,016,171 since December 31, 2025, mainly due to 1,102,065 of share repurchases, coupled with the net forfeited performance restricted stock awards granted in 2023. This was partially offset by the issuance of ordinary shares for vested service RSUs.

We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future.

LC Facilities

See Note 10 of the financial statements for details of all outstanding LC facilities, including the new and amended CIBC LC facilities in April 2026, resulting in an increase from $200 million to $300 million of total committed LC facilities by CIBC.

Contractual Obligations and Commitments

At June 30, 2026, our contractual obligations and commitments by period due were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating activities
Loss and loss adjustment expense reserves (1)	$397,445	$359,078	$128,874	$98,377	$983,774
Operating lease obligations (2)	640	1,270	887	—	2,797
Financing activities
Debt (principal payments) (3)	—	—	9,000	—	9,000
Total	$398,085	$360,348	$138,761	$98,377	$995,571
(1) Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.
(2) See Note 17 of the consolidated financial statements in the 2025 Form 10-K.
(3) See Note 10 of the financial statements.

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

Recent Accounting Pronouncements

At June 30, 2026, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition, or liquidity. See Note 2 of the financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our 2025 Form 10-K. The following is an update of material market risk changes since December 31, 2025.

Equity Price Risk

In connection with equity securities held by Solasglas at June 30, 2026, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $15.7 million unrealized loss on our investment in Solasglas (December 31, 2025: $18.5 million).

Commodity Prices Risk

In connection with Solasglas’ long or short investment in commodities or derivatives directly impacted by fluctuations in the prices of commodities, the following table summarizes the net impact that a 10% decrease in commodity prices would have on the fair value of Solasglas’ investment portfolio. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in the Solasglas’ investment portfolio.

	June 30, 2026	December 31, 2025
Gold	$5,032	$9,074
Copper	663	574
Crude oil	209	—
Uranium	—	1,770
Total unrealized loss	$5,904	$11,418

Interest Rate Risk

Investment in Solasglas

At June 30, 2026, our interest rate risk exposure in Solasglas was predominantly related to interest rate derivatives. The fair value for these derivatives is sensitive to movements in the underlying benchmark yield curve, and a hypothetical 100 basis point parallel increase in the yield curve would result in a $33.0 million loss on our investment in Solasglas (December 31, 2025: $20.5 million).

Fixed Maturities

The following table presents the estimated pre-tax impact on the fair value of fixed maturities due to an increase in the U.S. yield curve of 100 basis points and an additional 100 basis points credit spread widening for corporate debt, ABS, non-agency RMBS, and municipal bond securities.

		Potential adverse change in fair value
	Fair value	Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total
At June 30, 2026
U.S. government and agencies	$26,120	$(555)		$(555)
Agency RMBS	23,671	(617)		(617)
Securities exposed to credit spreads:
Corporate bonds	38,487	(745)	(783)	(1,528)
ABS	6,058	(98)	(100)	(198)
Total fixed maturity portfolio	$94,336	$(2,015)	$(883)	$(2,898)

		Potential adverse change in fair value
	Fair value	Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total
At December 31, 2025
U.S. government and agencies	$17,979	$(436)		$(436)
Agency RMBS	18,258	(485)		(485)
Securities exposed to credit spreads:
Corporate bonds	9,769	(297)	(306)	(603)
ABS	5,565	(53)	(102)	(155)
Non-agency RMBS	600	(30)	(29)	(59)
Municipal bonds	857	(30)	(30)	(60)
Total fixed maturity portfolio	$53,028	$(1,331)	$(467)	$(1,798)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
As of June 30, 2026, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our 2025 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2025, the Board of Directors re-approved a share repurchase plan, until June 30, 2026, authorizing the Company to repurchase up to $25 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. On April 28, 2026, the Board of Directors approved a new share repurchase plan, to replace the prior plan, of up to $40.0 million from May 15, 2026 to May 31, 2027. Refer to Note 11 of the financial statements for a summary of our share repurchase plan.

The table below details the monthly share repurchases that were made under the Plan during Q2 2026:

Issuer Purchases of Equity Securities
Period	Number of Shares Purchased	Average Price per Share	Maximum Dollar Amount Still Available Under Share Repurchase Plan
Beginning balance			$15,186
April 1 - 30, 2026	518,454	$18.38	5,658
May 1 - 31, 2026	97,650	$17.60	38,978
June 1 - 30, 2026	187,260	$15.83	36,015
Total	803,364	$17.69	$36,015

During the three months ended June 30, 2026, we repurchased 803,364 ordinary shares at an average price of 17.69 per share, for a total of $14.2 million.

Subsequent to June 30, 2026, we repurchased 240,194 ordinary shares at an aggregate cost of $3.9 million and an average price of $16.42 per ordinary share through August 3, 2026, including the repurchases made under the Ordinary Share Repurchase Agreement noted below.

In accordance with the Ordinary Share Repurchase Agreement dated June 1, 2026, between the Company and the David M. Einhorn 2021-07 Family Trust (the “Seller”), the Company repurchased 106,060 ordinary shares from the Seller on August 3, 2026. The purchase price of $16.14 per share was based on the weighted average price per ordinary share, excluding any commissions, paid by the Company in connection with the open market repurchases made by the Company between June 3, 2026 and July 31, 2026.

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

During the three months ended June 30, 2026, we did not have any Rule 10b5-1 trading arrangements or any “non-Rule 10b5-1 arrangements” (as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

Item 6.    EXHIBITS

10.1
Third Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, dated May 1, 2026, among DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, and Greenlight Capital Re, Ltd.

10.2
Ordinary Share Repurchase Agreement dated as of June 1, 2026, by and between Greenlight Capital Re, Ltd. and the David M. Einhorn 2021-07 Family Trust (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 1, 2026)

31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ GREGORY RICHARDSON
Gregory Richardson Director and Chief Executive Officer (principal executive officer)
August 4, 2026

By:	/s/ FARAMARZ ROMER
Faramarz Romer Chief Financial Officer (principal financial officer)
August 4, 2026