Form 10-Q
period 2026-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2026-11-02
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

At October 30, 2026, there were 32,240,043 ordinary shares outstanding, $0.10 par value per share, of the registrant.

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION

NOTE ON FORWARD-LOOKING STATEMENTS

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

ITEM 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2026 (unaudited) and December 31, 2025
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2026	December 31, 2025
Assets
Investments
Investment in related party investment fund, at fair value	$487,385	$504,555
Fixed maturity investments, at fair value	178,905	65,609
Other investments	65,452	62,911
Total investments	731,742	633,075
Cash and cash equivalents	70,982	111,756
Restricted cash and cash equivalents	511,983	531,976
Reinsurance balances receivable	683,363	664,381
Reinsurance recoverable on unpaid loss and loss adjustment expenses	118,361	81,392
Deferred acquisition costs	98,506	99,954
Unearned premiums ceded	66,849	39,223
Other assets	8,788	8,026
Total assets	$2,290,574	$2,169,783
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$1,024,891	$967,960
Unearned premium reserves	401,152	361,704
Reinsurance balances payable	109,704	95,853
Funds withheld	43,734	16,105
Other liabilities	11,778	15,460
Debt	4,768	4,724
Total liabilities	1,596,027	1,461,806
Commitments and Contingencies (Note 16)
Shareholders' equity
Preferred share capital (par value $0.10; none issued)	—	—
Ordinary share capital (par value $0.10; issued and outstanding, 32,460,395) (2025: par value $0.10; issued and outstanding, 33,897,709)	3,246	3,390
Additional paid-in capital	456,236	478,910
Retained earnings	235,065	225,677
Total shareholders' equity	694,547	707,977
Total liabilities and equity	$2,290,574	$2,169,783

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three and nine months ended September 30, 2026 and 2025
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Revenues
Gross premiums written	$181,875	$184,377	$592,931	$611,950
Gross premiums ceded	(39,173)	(21,695)	(119,946)	(65,344)
Net premiums written	142,702	162,682	472,985	546,606
Change in net unearned premium reserves	10,727	2,737	(3,598)	(51,083)
Net premiums earned	153,429	165,419	469,387	495,523
Loss from investment in related party investment fund (see Note 3)	(15,133)	(14,404)	(9,301)	(483)
Net investment income (loss)	10,493	(2,950)	21,300	15,807
Foreign exchange gains (losses)	(495)	(1,994)	(5,976)	8,632
Total revenues	148,294	146,071	475,410	519,479
Expenses
Net loss and loss adjustment expenses incurred	84,365	88,593	287,603	311,556
Acquisition costs	45,518	46,445	136,789	138,646
Underwriting expenses	8,913	7,989	24,329	22,341
Corporate and other expenses	5,717	5,399	16,176	14,826
Deposit interest expense	31	94	109	367
Interest expense	127	1,430	354	4,038
Total expenses	144,671	149,950	465,360	491,774
Income (loss) before income tax	3,623	(3,879)	10,050	27,705
Income tax expense	(389)	(526)	(662)	(2,154)
Net income (loss)	$3,234	$(4,405)	$9,388	$25,551

Earnings (loss) per share ("EPS"):
Basic	$0.10	$(0.13)	$0.28	$0.75
Diluted	$0.10	$(0.13)	$0.28	$0.74
Weighted average number of ordinary shares used in the determination of EPS:
Basic	32,614,964	33,760,337	33,111,226	33,892,806
Diluted	33,212,431	33,760,337	33,719,206	34,477,322

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the three and nine months ended September 30, 2026 and 2025
(expressed in thousands of U.S. dollars)

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Ordinary share capital
Balance - beginning of period	$3,288	$3,420	$3,390	$3,483
Issued (forfeited) shares, net	9	(10)	17	(37)
Repurchase of ordinary shares	(51)	(16)	(161)	(52)
Balance - end of period	3,246	3,394	3,246	3,394
Additional paid-in capital
Balance - beginning of period	462,563	479,097	478,910	481,551
Repurchase of ordinary shares	(7,912)	(1,984)	(27,002)	(6,948)
Share-based compensation expense	1,585	1,986	4,328	4,496
Balance - end of period	456,236	479,099	456,236	479,099
Retained earnings
Balance - beginning of period	231,831	180,801	225,677	150,845
Net income (loss)	3,234	(4,405)	9,388	25,551
Balance - end of period	235,065	176,396	235,065	176,396
Total shareholders' equity	$694,547	$658,889	$694,547	$658,889

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2026 and 2025
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2026	2025
Cash flows from operating activities
Net income	$9,388	$25,551
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Loss from investment in related party investment fund	9,301	483
Net realized and unrealized losses (gains) on investments	(910)	11,731
Net realized and unrealized gains on derivatives	—	(13)
Share-based compensation expense	4,345	4,459
Accretion of debt offering costs, net of change in interest accruals	44	(691)
Net change in:
Reinsurance balances receivable	(18,982)	(27,224)
Reinsurance recoverable on unpaid loss and loss adjustment expenses	(36,969)	3,007
Deferred acquisition costs	1,448	(16,227)
Unearned premiums ceded	(27,626)	(6,578)
Loss and loss adjustment expense reserves	56,931	77,339
Unearned premium reserves	39,448	54,723
Reinsurance balances payable	13,851	(7,912)
Funds withheld	27,629	(6,739)
Other items, net	(4,320)	(1,909)
Net cash provided by operating activities	73,578	110,000
Cash flows from investing activities
Proceeds from redemptions of investment in Solasglas	62,334	14,000
Contributions to investment in Solasglas	(54,465)	(84,200)
Proceeds from sales of fixed maturity investments	20,565	—
Proceeds from redemptions and maturities of fixed maturity investments	4,009	—
Purchases of fixed maturity investments	(140,353)	—
Purchases of other investments	(3,776)	(2,737)
Proceeds from sale of other investments	4,632	984
Purchases of other assets	(111)	(252)
Net cash used in investing activities	(107,165)	(72,205)
Cash flows from financing activities
Borrowings from debt facility	4,000	—
Repayment of debt	(4,000)	(25,313)
Repurchase of ordinary shares	(27,163)	(7,000)
Net cash used in financing activities	(27,163)	(32,313)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(17)	664
Increase (decrease) in cash, cash equivalents and restricted cash	(60,767)	6,146
Cash, cash equivalents and restricted cash at beginning of the period	643,732	649,087
Cash, cash equivalents and restricted cash at end of the period	$582,965	$655,233
Supplementary information:
Interest paid in cash	$308	$4,411
Income tax paid in cash	$1,883	$156

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2026

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

Reclassifications

During the three and nine months ended September 30, 2026, the Company has reclassified certain expenses incurred by Syndicate 3456 from acquisition costs to underwriting expenses. Accordingly, the prior period condensed consolidated statements of operations have been reclassified to conform to the presentation of the current condensed consolidated statements of operations, in addition to the Innovations segment in Note 17. The following reflects the amounts reclassified.
•$0.5 million for the three months ended September 30, 2025; and
•$2.0 million for the nine months ended September 30, 2025.

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

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

The Company’s maximum exposure to loss relating to Solasglas Investments, LP (“Solasglas”) is limited to GLRE's share of Partners’ capital in Solasglas. At September 30, 2026, GLRE’s share of Partners’ capital in Solasglas was $487.4 million (December 31, 2025: $504.6 million), representing 81.9% (December 31, 2025: 81.4%) of Solasglas’ total capital. DME Advisors II, LLC held the remaining 18.1% (December 31, 2025: 18.6%) of Solasglas’ total capital.

The Company’s share of Solasglas’ loss from operations for the three and nine months ended September 30, 2026 was $15.1 million and $9.3 million, respectively, (three and nine months ended September 30, 2025: loss of $14.4 million and $0.5 million, respectively), as shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of Solasglas are presented below.

Summarized Statements of Financial Condition of Solasglas Investments, LP

	September 30, 2026	December 31, 2025
Assets
Investments, at fair value	$557,650	$600,837
Derivative contracts, at fair value	11,754	22,384
Due from brokers	392,233	281,505
Interest and dividends receivable	502	1,463
Total assets	962,139	906,189

Liabilities
Investments sold short, at fair value	(328,097)	(275,794)
Derivative contracts, at fair value	(37,312)	(6,670)
Capital withdrawals payable	(110)	(1,010)
Interest and dividends payable	(1,119)	(2,528)
Accrued expenses and other liabilities	(241)	(178)
Total liabilities	(366,879)	(286,180)

Partners' capital	$595,260	$620,009

GLRE’s share of Partners' capital	$487,385	$504,555

Summarized Statements of Operations of Solasglas Investments, LP

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Investment income
Dividend income (net of withholding taxes)	$1,432	$1,030	$5,152	$5,207
Interest income	3,453	5,060	10,306	13,509
Total Investment income	4,885	6,090	15,458	18,716

Expenses
Management fee	(1,565)	(1,695)	(5,135)	(5,181)
Interest	(1,245)	(4,924)	(3,543)	(10,395)
Dividends	(1,535)	(884)	(4,292)	(2,561)
Research and operating	(386)	(335)	(1,424)	(1,306)
Total expenses	(4,731)	(7,838)	(14,394)	(19,443)

Net investment income	154	(1,748)	1,064	(727)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	12,538	(57,283)	73,138	(1,594)
Net change in unrealized depreciation	(31,458)	39,484	(85,048)	4,246
Net gain (loss) on investment transactions	(18,920)	(17,799)	(11,910)	2,652

Net increase (decrease) in Partners' capital (1)	$(18,766)	$(19,547)	$(10,846)	$1,925

GLRE’s share of the increase (decrease) in Partners' capital	$(15,133)	$(14,404)	$(9,301)	$(483)

(1) The net increase (decrease) in Partners’ capital is net of management fees and performance allocation presented below:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Management fees	$1,565	$1,695	$5,135	$5,181
Performance allocation	(648)	(1,519)	—	28
Total	$917	$176	$5,135	$5,209

See Note 14 for further details on management fees and performance allocation.

4. FIXED MATURITY INVESTMENTS

For certain regulatory trust accounts used as collateral for reinsurance clients, the funds are invested in fixed maturity securities. Accordingly, these investments are restricted for reinsurance clients.

The following table summarizes the fair value of fixed maturity investments:

	September 30, 2026	December 31, 2025
Fixed maturity securities:
U.S. government and agencies	$38,511	$17,979
Agency residential mortgage-backed securities ("RMBS")	24,373	18,258
Corporate bonds	31,987	9,769
Asset-backed securities ("ABS")	3,005	5,565
Non-agency RMBS	—	600
Municipal bonds	—	857
Total fixed maturity securities	97,876	53,028
Liquidity funds	81,029	12,581
Total fixed maturity investments, at fair value	$178,905	$65,609

Liquidity funds generally include cash and cash equivalents and highly liquid investments. These funds are approved by Lloyd’s for the purpose of investing Syndicate 3456’s cash. Additionally, the Company’s funds at Lloyd’s to support the Syndicate 3456 capacity are also invested in these liquidity funds.

The following table summarizes the net realized and unrealized losses for the fixed maturity investments:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Net realized losses	(139)	—	(132)	—
Change in net unrealized losses	(1,318)	—	(2,361)	—
Net realized and unrealized losses for fixed maturity investments	$(1,457)	$—	$(2,493)	$—

5. OTHER INVESTMENTS

Portfolio

At September 30, 2026, the breakdown of the Company’s other investments was as follows:

At September 30, 2026	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private equity securities	$33,153	$38,050	$(6,215)	$—	$64,988
Private debt securities	464	—	—	—	464
Total other investments	$33,617	$38,050	$(6,215)	$—	$65,452

At December 31, 2025, the breakdown of the Company’s other investments was as follows:

At December 31, 2025	Cost	Unrealized gains	Unrealized losses	Accrued interest	Fair value / carrying value
Private equity securities	$29,787	$38,086	$(6,054)	$—	$61,819
Private debt securities	1,585	—	(572)	79	1,092
Total other investments	$31,372	$38,086	$(6,626)	$79	$62,911

Private equities

Measurement alternative

During the nine months ended September 30, 2026, the Company made further investments in equity securities in privately held entities that do not have readily determinable fair values. In accordance with ASC 321-10-35-2, the Company has elected to apply the measurement alternative to these new investments.

Adjustments for observable price changes and impairments

The Company recognized the following adjustments to the carrying values of the private investments and unlisted equity securities, resulting from observable price changes in orderly transactions and impairments:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Upward adjustments (1)	$2,346	$3,870	$3,044	$5,618
Downward adjustments and impairments(2)	$(2,321)	$(16,400)	$(4,091)	$(18,007)

(1) The cumulative upward carrying value changes from inception to September 30, 2026, for outstanding holdings, totaled $62.3 million.
(2) The cumulative downward carrying value changes from inception to September 30, 2026, for outstanding holdings, totaled $32.2 million.

Net investment income

The following table summarizes the change in unrealized gains (losses) and the realized gains (losses) for the Company’s other investments, which are included in “Net investment income” in the condensed consolidated statements of operations (see Note 14):

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Gross realized gains	$4,102	$653	$4,102	$658
Gross realized losses	—	—	(1,087)	—
Net realized gains (losses)	$4,102	$653	$3,015	$658
Change in unrealized gains	356	(12,530)	388	(12,389)
Net realized and unrealized gains (losses) on other investments	$4,458	$(11,877)	$3,403	$(11,731)

6. RESTRICTED CASH AND CASH EQUIVALENTS

The following table shows the breakdown of the Company’s restricted cash and cash equivalents, along with a reconciliation of the total cash, cash equivalents, and restricted cash reported in the condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Restricted cash and cash equivalents:
Cash securing trust accounts	$159,427	$204,129
Cash securing letters of credit issued	335,103	310,688
Cash securing debt facility	10,000	10,000
Other	7,453	7,159
Total restricted cash and cash equivalents	511,983	531,976
Cash and cash equivalents	70,982	111,756
Total cash, cash equivalents, and restricted cash	$582,965	$643,732

7. FAIR VALUE MEASUREMENTS

Assets measured at fair value on a nonrecurring basis

At September 30, 2026, the Company held $51.1 million (December 31, 2025: $53.3 million) of private equities measured at fair value on a nonrecurring basis. At September 30, 2026, the Company held $13.9 million (December 31, 2025: $9.6 million) of private equities measured at cost. The Company classifies these investments as Level 3 within the fair value hierarchy.

The following table summarizes the periods between the most recent fair value measurement dates and September 30, 2026, for the private equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
Fair values measured on a nonrecurring basis	$19,290	$6,948	$24,826	$51,064

Assets measured at fair value on a recurring basis

Fixed maturity investments

The following table summarizes the fair value hierarchy for the Company’s fixed maturity portfolio.

At September 30, 2026	Level 1	Level 2	Level 3	Total
U.S. government and government agencies	$25,879	$12,632	$—	$38,511
Agency RMBS	—	24,373	—	24,373
Corporate bonds	—	31,987	—	31,987
ABS	—	3,005	—	3,005
Total	$25,879	$71,997	$—	$97,876

Financial Instruments Disclosed, But Not Carried, at Fair Value

At September 30, 2026, the carrying value of private debt securities (see Note 5) and the outstanding debt under the Revolving Credit Facility approximates their fair values. The Company classifies these financial instruments as Level 2 within the fair value hierarchy.

8. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and loss adjustment expense (“LAE”) reserves were composed of the following:

	September 30, 2026	December 31, 2025
Case reserves	$277,700	$233,076
IBNR	747,191	734,884
Total	$1,024,891	$967,960

Reserve Roll-forward

The following provides a reconciliation of the Company’s beginning and ending gross and net reserves for loss and LAE:

Consolidated	Nine months ended September 30
	2026	2025
Gross balance at January 1	$967,960	$860,969
Less: Losses recoverable	(81,392)	(85,790)
Net balance at January 1	886,568	775,179
Incurred losses related to:
Current year	286,886	303,474
Prior years	717	8,082
Total incurred	287,603	311,556
Paid losses related to:
Current year	(17,287)	(35,136)
Prior years	(245,953)	(229,908)
Total paid	(263,241)	(265,043)
Foreign exchange and translation adjustment	(4,400)	33,833
Net balance at September 30	906,530	855,525
Add: Losses recoverable (see Note 9)	118,361	82,783
Gross balance at September 30	$1,024,891	$938,308

Estimates for Catastrophe Events

At September 30, 2026, the Company’s net reserves for losses and LAE include estimated amounts for several catastrophe and weather-related events (the “CAT losses”). The magnitude and volume of losses arising from CAT events is inherently uncertain. Adjustments are recorded in the period in which they are identified. Accordingly, actual losses for CAT events may ultimately differ materially from the Company’s current estimates.

CAT events in 2026

During the nine months ended September 30, 2026, the Company incurred CAT losses of $29.0 million relating to the Middle East conflict and a QatarEnergy gas facility explosion, net of $3.8 million loss recoveries.

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

Prior Year Reserve Development

The Company’s net favorable (adverse) prior year reserve development arises from changes to estimates for losses and LAE related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment and consolidated:

	Favorable (Adverse)
	Open Market	Innovations	Total Segments	Corporate	Total Consolidated
Nine months ended September 30, 2026	$6,417	$(4,286)	$2,131	$(2,848)	$(717)
Nine months ended September 30, 2025	$(4,810)	$(1,316)	$(6,126)	$(1,956)	$(8,082)

Open Market Segment

•The net favorable reserve development for the nine months ended September 30, 2026 was composed of $13.0 million predominantly on the property business due to lower California wildfire losses than previously anticipated based on latest clients’ estimates (accident year 2025). Additionally, we had better than expected loss emergence on our FAL business (accident years 2024 and 2025) within our multiline business. This was partially offset by $6.6 million of reserve strengthening predominantly on the casualty business (various accident years) due to current economic and social inflation trends.

•The net adverse reserve development for the nine months ended September 30, 2025 was composed of $46.4 million of reserve strengthening predominantly on the casualty line (various accident years) due to current economic and social inflation trends, in addition to worse than expected loss emergence for the financial line (accident years 2021, 2022, and 2024) relating to the transactional liability business, and for the multiline business (accident years 2023-2024) relating to the commercial auto business. This was partially offset by $41.6 million of favorable reserve development on property (mostly 2024 underwriting year) and specialty lines (mostly accident years 2022-2024) due to better than expected loss emergence.

Innovations Segment

•The net adverse reserve development for the nine months ended September 30, 2026 was composed of $5.8 million of reserve strengthening predominantly on the casualty business due to worse than expected loss emergence on the general liability line (accident year 2022). This was partially offset by $1.6 million of favorable reserve development predominantly on the multiline business (Syndicate 3456 for accident year 2024).

•The net adverse reserve development for the nine months ended September 30, 2025 was composed of $2.6 million of reserve strengthening predominantly on the financial line (accident years 2022-2023) due to higher volume of claims than expected. This was partially offset by $1.3 million of favorable reserve development predominantly on the multiline business.

Corporate - Runoff Business

Corporate represents the Innovations related property runoff business. The prior year adverse reserve development for the above periods relate to continued worse than expected loss emergence on U.S. homeowners property claims (accident years 2021-2023).

9. RETROCESSION

The following table provides a breakdown of ceded reinsurance:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Gross ceded premiums	$39,173	$21,695	$119,946	$65,344
Earned ceded premiums	$35,142	$22,181	$92,041	$58,782
Loss and loss adjustment expenses ceded	$28,213	$(2,546)	$57,322	$13,116

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company.

The following table shows a breakdown of losses recoverable on a gross and net of collateral basis:

	September 30, 2026		December 31, 2025
	Gross	Net of Collateral(1)	Gross	Net of Collateral(1)
A- or better by A.M. Best	$109,230	$94,519	$78,874	$70,799
Not rated	9,648	2,446	3,035	812
Total before provision	$118,878	$96,965	$81,909	$71,611
Provision for credit losses	(517)		(517)
Total reinsurance recoverable, net	$118,361		$81,392
(1) Collateral is in the form of cash, letters of credit, funds withheld, and/or cash collateral held in trust accounts. This excludes any excess collateral in order to disclose the aggregate net exposure for each retrocessionaire.
At September 30, 2026, we had one reinsurer (December 31, 2025: two) that accounted for 10% or more of the total loss and loss adjustment expenses recoverable, net of the credit loss provision, for an aggregate gross amount of $21.2 million (December 31, 2025: $20.7 million).

10. DEBT AND CREDIT FACILITIES

Debt Obligations

The following table summarizes the Company’s outstanding debt obligations.

	September 30, 2026	December 31, 2025
Revolving credit facility	$5,000	$5,000
Less: deferred financing costs	(232)	(276)
Total debt	$4,768	$4,724

Credit Facilities

At September 30, 2026, the Company had letters of credit (“LC”) facilities with the following financial institutions:

	Capacity	LCs issued
For reinsurance contracts:
HSBC	$100,000	$18
Citibank	275,000	142,975
CIBC	300,000	191,752
Total LCs in favor of cedants	$675,000	$334,745

For Lloyds' syndicates capacity:
Citibank FAL	£60,000	£58,000

Except for the above Citibank FAL facility, the LC facilities are cash collateralized (see Note 6). The LC facilities are subject to various customary covenants. At September 30, 2026, the Company was in compliance with all LC facilities’ covenants.

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

Citibank FAL Facility

On April 29, 2026, the Citibank FAL facility increased from £50 million to £60 million.

11. SHARE CAPITAL

Ordinary Shares

The Company’s authorized share capital is 125,000,000 ordinary shares, par value of $0.10 per share.

The following table is a summary of changes in ordinary shares issued and outstanding:

	Nine months ended September 30
	2026	2025
Balance – beginning of period	33,897,709	34,831,324
Issue of shares for vested RSUs (see Note 12)	142,828	100,793
Issue of restricted shares to directors	83,686	56,322
Forfeiture of restricted shares (see Note 12)	(56,934)	(376,686)
Repurchase of ordinary shares	(1,606,894)	(512,527)
Balance – end of period	32,460,395	34,099,226

Share Repurchase Plan

On May 2, 2025, the Board of Directors re-approved a share repurchase plan, until June 30, 2026, authorizing the Company to repurchase up to $25 million of ordinary shares or securities convertible into ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

On April 28, 2026, the Board of Directors approved a new share repurchase plan of up to $40 million from May 15, 2026 to May 31, 2027. This replaces the plan noted above.

All shares repurchased are canceled immediately upon repurchase.

For the nine months ended September 30, 2026, the Company repurchased 1,606,894 ordinary shares for $27.2 million (2025: $7.0 million).

Preferred Shares

The Company’s authorized share capital also consists of 50,000,000 preference shares with a par value of $0.10 each. At September 30, 2026, the Company has no issued and outstanding preferred shares.

12. SHARE-BASED COMPENSATION

Refer to Note 12 of the Company’s audited consolidated financial statements of its 2025 Form 10-K for a summary of the Company’s 2023 Incentive Plan, including the definition of performance-based and service-based stock awards.

At September 30, 2026, 2,641,949 (December 31, 2025: 2,932,559) ordinary shares remained available for future issuance under the Company’s 2023 Incentive Plan.

Employee and Director Restricted Shares

The following table summarizes the activity for unvested outstanding restricted share awards (“RSs”) during the nine months ended September 30, 2026 and 2025:

	Performance RSs		Service RSs
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2024	944,587	$9.87	191,556	$9.96
Granted	—	—	56,322	13.05
Vested	(222,532)	9.65	(134,418)	10.02
Forfeited	(374,474)	9.08	(2,212)	9.85
Balance at September 30, 2025	347,581	$10.87	111,248	$11.45

Balance at December 31, 2025	347,581	$10.87	111,248	$11.45
Granted	—	—	83,686	15.57
Vested	(290,647)	10.87	(111,248)	11.45
Forfeited	(56,934)	10.87	—	—
Balance at September 30, 2026	—	$—	83,686	$15.57

During the nine months ended September 30, 2026, the Company granted 83,686 RSs to independent directors as part of their remuneration for services to the Company (2025: 56,322 RSs). These will vest on the earlier of (i) the first anniversary of the date of the share issuance and (ii) the Company’s next annual general meeting, subject to the grantee’s continued service with the Company. During the vesting period, the independent directors retain voting rights on these RSs, but are not entitled to any dividends declared until the RSs vest.
For the nine months ended September 30, 2026, the total fair value of Performance and Service RSs vested was $6.0 million (2025: $4.9 million). The remaining outstanding Service RSs were granted to independent directors. Starting in 2024, stock award to employees were made in the form of restricted stock units.

Employee Restricted Stock Units

The following table summarizes the activity for unvested outstanding restricted stock units (“RSUs”) during the nine months ended September 30, 2026 and 2025:

	Performance RSUs		Service RSUs
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2024	403,526	$10.43	149,834	$11.14
Granted	185,551	13.16	149,435	13.16
Vested	(38,752)	6.82	(62,041)	10.46
Forfeited	(59,502)	7.55	(12,477)	12.34
Balance at September 30, 2025	490,823	$12.10	224,751	$12.60

Balance at December 31, 2025	490,823	$12.10	224,751	$12.60
Granted	182,098	15.15	155,591	15.08
Vested	(49,495)	9.85	(93,333)	12.31
Forfeited	(12,481)	10.66	(3,961)	13.87
Balance at September 30, 2026	610,945	$13.22	283,048	$14.04

For the awards granted during the nine months ended September 30, 2026, the Service RSUs vest evenly over three years on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 0% and 200% of the awarded Performance RSUs, with a target of 100%.

For the nine months ended September 30, 2026, the total fair value of Performance and Service RSUs vested was $2.1 million (2025: $1.4 million).

Stock Compensation Expense

For the nine months ended September 30, 2026, the Company recorded $4.3 million (2025: $4.5 million) of total stock compensation expense (net of forfeitures), respectively. Forfeiture recoveries were immaterial for both periods.

13. EARNINGS PER SHARE

The following table reconciles net income and weighted average shares used in computing basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Numerator for EPS:
Net income (loss) - basic	$3,234	$(4,405)	$9,388	$25,551
Net income (loss) - diluted	$3,234	$(4,405)	$9,388	$25,551

Denominator for EPS:
Weighted average shares outstanding - basic	32,614,964	33,760,337	33,111,226	33,892,806
Effect of dilutive employee and director share-based awards	597,467	—	607,980	584,516
Weighted average shares outstanding - diluted	33,212,431	33,760,337	33,719,206	34,477,322
Anti-dilutive stock options outstanding	522,250	579,636	522,250	579,636
EPS:
Basic	$0.10	$(0.13)	$0.28	$0.75
Diluted	$0.10	$(0.13)	$0.28	$0.74

14. NET INVESTMENT INCOME

The following table provides a breakdown of net investment income:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Interest and dividend income, net of withholding taxes and other expenses	$5,145	$6,578	$15,017	$19,880
Investment income from Lloyd's syndicates	2,347	2,349	5,373	7,658
Net realized and unrealized gains (losses) on fixed maturities	(1,457)	—	(2,493)	—
Net realized and unrealized gains (losses) on other investments (see Note 5)	4,458	(11,877)	3,403	(11,731)
Net investment income	10,493	(2,950)	21,300	15,807
Share of Solasglas' net loss (see Note 3)	(15,133)	(14,404)	(9,301)	(483)
Total investment income (loss)	$(4,640)	$(17,354)	$11,999	$15,324

15. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

For the nine months ended September 30, 2026, there was no material change to the Company’s investment advisory agreement with Solasglas as described in its 2025 Form 10-K. Effective May 1, 2026, the monthly management fee payable to DME Advisors by Solasglas changed to 0.104% (1.25% per annum) from 0.125% (1.5% per annum). Refer to Note 3 for a breakdown of management fees and performance allocation for the nine months ended September 30, 2026 and 2025.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At September 30, 2026, Solasglas, along with certain affiliates of DME Advisors, collectively owned 24.0% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in Solasglas. At September 30, 2026, Solasglas held 0.8 million shares of GRBK.

Service Agreement

The Company is a party to a service agreement with DME Advisors, pursuant to which DME Advisors provides certain investor relations services to the Company for compensation of five thousand dollars per month (plus expenses). The agreement automatically renews annually until terminated by either the Company or DME Advisors for any reason with 30 days prior written notice to the other party.

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

Share Repurchase Agreement

On June 1, 2026, the Company entered into an Ordinary Share Repurchase Agreement (the “Ordinary Share Agreement”) with David M. Einhorn 2021-07 Family Trust (the “Seller”), an affiliate of Mr. David Einhorn. Subject to the terms and conditions of the Ordinary Share Agreement:

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

Accordingly, on August 3, 2026, between the Company and the Seller, the Company repurchased 106,060 ordinary shares from the Seller at $16.14 per share, based on the weighted average price per ordinary share, excluding any commissions, paid by the Company in connection with the open market repurchases made by the Company between June 3, 2026 and July 31, 2026.

On August 4, 2026, the Company executed an additional Ordinary Share Repurchase Agreement with the Seller, under substantially the same terms and conditions, covering Company repurchases for the period from August 7, 2026 through October 26, 2026. See Note 18 for shares repurchased under the Ordinary Share Agreement in October 2026.

16. COMMITMENTS AND CONTINGENCIES

a) Concentration of Credit Risk

Cash and cash equivalents

The Company monitors its concentration of credit risk with financial institutions and limits acceptable counterparties based on current rating, outlook and other relevant factors.

Investments

The Company’s fixed maturities portfolio is exposed to potential losses arising from diminishing creditworthiness of issuers of bonds. The fixed maturities portfolio is managed by an external investment manager in accordance with the Company’s investment guidelines and the underlying investment guidelines set by the respective regulatory trusts. At September 30, 2026, there was no fixed maturity security that exceeded 10% of the Company’s shareholders’ equity.

The Company’s credit risk exposure to private debt securities within its “Other investments” are immaterial (see Note 5).
Reinsurance balances receivable, net

The following table shows the breakdown of reinsurance balances receivable:

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
Premiums receivable	$311,413	45.6%	$246,533	37.1%

Funds withheld:
Premiums held by Lloyd's syndicates	328,337	48.0	336,216	50.6
Funds held by cedants	34,863	5.1	32,337	4.9
Funds at Lloyd’s	17	—	44,185	6.7

Profit commission receivable	10,082	1.5	6,459	1.0

Total before provision	684,712	100.2	665,730	100.2
Provision for expected credit losses	(1,349)	(0.2)	(1,349)	(0.2)
Reinsurance balances receivable, net	$683,363	100.0%	$664,381	100.0%

The Company has posted deposits at Lloyd’s to support underwriting capacity for certain syndicates, including Syndicate 3456. In addition to the above mentioned Funds at Lloyd’s, the deposits at Lloyd’s are also held in a Liquidity Fund (see Note 4) approved by Lloyd’s. Lloyd’s has a credit rating of “A+” (Superior) from A.M. Best.

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

b) Lease Obligations

There was no material change to the Company’s operating lease agreements subsequent to its 2025 Form 10-K.

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

Three months ended September 30, 2026:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$138,843	$43,034	$(2)	$181,875
Net premiums written	$114,168	$28,537	$(3)	$142,702
Net premiums earned	$125,311	$28,121	$(3)	$153,429
Net loss and LAE incurred	(64,215)	(19,067)	(1,083)	(84,365)
Acquisition costs	(39,797)	(5,722)	1	(45,518)
Underwriting expenses	(6,075)	(2,838)	—	(8,913)
Deposit interest expense, net	(31)	—	—	(31)
Underwriting income (loss)	15,193	494	(1,085)	14,602

Reconciliation to income before income taxes:
Net investment income (loss)	4,329	5,974	190	10,493
Corporate and other expenses	—	(632)	(5,085)	(5,717)
Income (loss) from investment in Solasglas			(15,133)	(15,133)
Foreign exchange gains (losses)			(495)	(495)
Interest expense			(127)	(127)
Income (loss) before income taxes	$19,522	$5,836	$(21,735)	$3,623

Additional information:
Net loss and LAE incurred:
Attritional losses	$(68,393)	$(16,937)	$2	$(85,328)
Large event losses	942	—	—	942
CAT event losses	2,511	—	—	2,511
Prior year favorable (adverse) loss development	725	(2,130)	(1,085)	(2,490)
Total net loss and LAE incurred	$(64,215)	$(19,067)	$(1,083)	$(84,365)

Total allocated assets (1)	$554,326	$180,341	$1,555,907	$2,290,574

(1) The Company does not allocate assets to reportable segments, with the exception of restricted cash used to collateralize certain reinsurance transactions, including FAL, and Innovations-related private investments.

Nine months ended September 30, 2026:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$471,392	$121,543	$(4)	$592,931
Net premiums written	$393,712	$79,278	$(5)	$472,985
Net premiums earned	$391,237	$78,155	$(5)	$469,387
Net loss and LAE incurred	(234,390)	(50,368)	(2,845)	(287,603)
Acquisition costs	(119,408)	(17,382)	1	(136,789)
Underwriting expenses	(16,420)	(7,909)	—	(24,329)
Deposit interest expense, net	(109)	—	—	(109)
Underwriting income (loss)	20,910	2,496	(2,849)	20,557

Reconciliation to income before income taxes:
Net investment income (loss)	13,873	6,589	838	21,300
Corporate and other expenses	—	(1,933)	(14,243)	(16,176)
Income from investment in Solasglas			(9,301)	(9,301)
Foreign exchange gains (losses)			(5,976)	(5,976)
Interest expense			(354)	(354)
Income (loss) before income taxes	$34,783	$7,152	$(31,885)	$10,050

Additional information:
Net loss and LAE incurred:
Attritional losses	$(207,953)	$(46,082)	$3	$(254,032)
Large event losses	$(3,854)	$—	$—	$(3,854)
CAT event losses	(29,000)	—	—	(29,000)
Prior year favorable (adverse) loss development	6,417	(4,286)	(2,848)	(717)
Total net loss and LAE incurred	$(234,390)	$(50,368)	$(2,845)	$(287,603)

Total allocated assets (1)	$554,326	$180,341	$1,555,907	$2,290,574
(1) The Company does not allocate assets to reportable segments, with the exception of restricted cash used to collateralize certain reinsurance transactions, including FAL, and Innovations-related private investments.

Three months ended September 30, 2025:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$154,994	$29,393	$(10)	$184,377
Net premiums written	$140,372	$22,318	$(8)	$162,682
Net premiums earned	$144,427	$21,000	$(8)	$165,419
Net loss and LAE incurred	(76,590)	(11,412)	(591)	(88,593)
Acquisition costs (1)	(40,069)	(6,377)	1	(46,445)
Underwriting expenses (1)	(5,446)	(2,543)	—	(7,989)
Deposit interest expense, net	(94)	—	—	(94)
Underwriting income (loss)	22,228	668	(598)	22,298

Reconciliation to income before income taxes:
Net investment income	5,623	(11,270)	2,697	(2,950)
Corporate and other expenses	—	(724)	(4,675)	(5,399)
Income from investment in Solasglas			(14,404)	(14,404)
Foreign exchange gains (losses)			(1,994)	(1,994)
Interest expense			(1,430)	(1,430)
Income (loss) before income taxes	$27,851	$(11,326)	$(20,404)	$(3,879)

Additional information:
Net loss and LAE incurred:
Attritional losses	$(70,010)	$(12,060)	$19	$(82,051)
Large event losses	(5,725)	—	—	(5,725)
CAT event losses	—	—	—	—
Prior year favorable (adverse) loss development	(855)	648	(610)	(817)
Total net loss and LAE incurred	$(76,590)	$(11,412)	$(591)	$(88,593)

Total allocated assets (2)	$489,755	$130,382	$1,513,918	$2,134,055

(1) The Company has reclassified $0.5 million from acquisition costs to underwriting expenses for the three months ended September 30, 2025, to conform with the current year’s presentation for the Innovations segment and total consolidated.
(2) The Company does not allocate assets to reportable segments, with the exception of restricted cash used to collateralize certain reinsurance transactions, including FAL, and Innovations-related private investments.

Nine months ended September 30, 2025:	Open Market	Innovations	Corporate	Total Consolidated
Gross premiums written	$528,036	$84,455	$(541)	$611,950
Net premiums written	$478,092	$69,005	$(491)	$546,606
Net premiums earned	$434,622	$61,391	$(490)	$495,523
Net loss and LAE incurred	(272,828)	(37,002)	(1,726)	(311,556)
Acquisition costs (1)	(121,850)	(16,909)	113	(138,646)
Underwriting expenses (1)	(15,104)	(7,237)	—	(22,341)
Deposit interest expense, net	(367)	—	—	(367)
Underwriting income (loss)	24,473	243	(2,103)	22,613

Reconciliation to income before income taxes:
Net investment income	17,023	(10,391)	9,175	15,807
Corporate and other expenses	—	(1,898)	(12,928)	(14,826)
Income from investment in Solasglas			(483)	(483)
Foreign exchange gains (losses)			8,632	8,632
Other income			—	—
Interest expense			(4,038)	(4,038)
Income (loss) before income taxes	$41,496	$(12,046)	$(1,745)	$27,705

Additional information:
Net loss and LAE incurred:
Attritional losses	$(228,187)	$(35,686)	$230	$(263,643)
Large event losses	$(12,815)	$—	$—	$(12,815)
CAT event losses	(27,016)	—	—	(27,016)
Prior year favorable (adverse) loss development	(4,810)	(1,316)	(1,956)	(8,082)
Total net loss and LAE incurred	$(272,828)	$(37,002)	$(1,726)	$(311,556)

Total allocated assets (2)	$489,755	$130,382	$1,513,918	$2,134,055
(1) The Company has reclassified $2.0 million from acquisition costs to underwriting expenses for the nine months ended September 30, 2025, to conform with the current year’s presentation for the Innovations segment and total consolidated.
(2) The Company does not allocate assets to reportable segments, with the exception of restricted cash used to collateralize certain reinsurance transactions, including FAL, and Innovations-related private investments.

18.    SUBSEQUENT EVENTS

Stock Repurchases

Subsequent to September 30, 2026, the Company repurchased 220,352 ordinary shares at an aggregate cost of $3.3 million and an average price of $14.95 per ordinary share through October 30, 2026, including the repurchases made under the Ordinary Share Repurchase Agreement noted below.

In accordance with the Ordinary Share Repurchase Agreement dated August 4, 2026, between the Company and the Seller, the Company repurchased 120,335 ordinary shares from the Seller on October 30, 2026. The purchase price of $15.06 per share was based on the weighted average price per ordinary share, excluding any commissions, paid by the Company in connection with open market repurchases made by the Company between August 7, 2026 and October 30, 2026. See Note 15.

On October 30, 2026, the Company executed an additional Ordinary Share Repurchase Agreement with the Seller, under substantially the same terms and conditions noted in Note 15, covering Company repurchases for the period from November 5, 2026 through March 1, 2027.

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

The following is management’s discussion and analysis (“MD&A”) of our results of operations for the three and nine months ended September 30, 2026 and 2025 and the Company’s financial condition at September 30, 2026 and December 31, 2025.

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

For the three months ended September 30, 2026 (“Q3 2026”), we reported a net income of $3.2 million, compared to $4.4 million net loss for the three months ended September 30, 2025 (“Q3 2025”). The improved results were primarily driven by the lower net investment losses, partially offset by a decline in net underwriting income.

The following is a summary of our financial performance for Q3 2026, compared to Q3 2025:
•Gross premiums written was $181.9 million, a decrease of 1.4%;
•Net premiums earned was $153.4 million, a decrease of 7.2%;
•Net underwriting income was $14.6 million, compared to $22.3 million;
•Total investment loss was $4.6 million, compared to loss of $17.4 million;
•Diluted EPS was $0.10, compared to diluted EPS loss of $0.13; and
•Fully diluted book value per share was $20.78, an increase of 0.8% since last quarter.

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

Syndicate 3456 has received approval from Lloyd’s Council to become a full syndicate, effective January 1, 2027. Accordingly, we plan to substantially expand the volume of business underwritten through Syndicate 3456.

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

In addition to the geopolitical uncertainty, the U.S. Administration continues to adopt and revise trade policies that have increased uncertainty and volatility in financial markets. These policies continue to complicate the near-term outlook for economic growth and inflation. We remain vigilant for economic data and additional or revised policies that may impact our business.

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

Fully Diluted Book Value Per Share

The following table presents a reconciliation of the fully diluted book value per share to basic book value per share (the most directly comparable U.S. GAAP financial measure):

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Numerator for basic and fully diluted book value per share:
Total equity as reported under U.S. GAAP	$694,547	$697,682	$741,172	$707,977	$658,889
Denominator for basic and fully diluted book value per share:
Ordinary shares issued and outstanding as reported and denominator for basic book value per share	32,460,395	32,881,538	33,684,902	33,897,709	34,099,226
Add: In-the-money stock options (1) and all outstanding RSUs	971,100	972,651	950,199	755,997	757,505
Denominator for fully diluted book value per share	33,431,495	33,854,189	34,635,101	34,653,706	34,856,731

Basic book value per share	$21.40	$21.22	$22.00	$20.89	$19.32
Increase (decrease) in basic book value per share	$0.18	$(0.78)	$1.11	$1.57	$(0.08)
Increase (decrease) in basic book value per share	0.8%	(3.5)%	5.3%	8.1%	(0.4)%

Fully diluted book value per share	$20.78	$20.61	$21.40	$20.43	$18.90
Increase (decrease) in fully diluted book value per share	$0.17	$(0.79)	$0.97	$1.53	$(0.07)
Increase (decrease) in fully diluted book value per share	0.8%	(3.7)%	4.7%	8.1%	(0.4)%
(1) Assuming net exercise by the grantee.

Consolidated Results of Operations

The table below summarizes our consolidated operating results.

	Three months ended September 30			Nine months ended September 30
	2026	2025	Change	2026	2025	Change
Underwriting results:
Gross premiums written	$181,875	$184,377	$(2,502)	$592,931	$611,950	$(19,019)
Net premiums written	$142,702	$162,682	$(19,980)	$472,985	$546,606	$(73,621)
Net premiums earned	$153,429	$165,419	$(11,990)	$469,387	$495,523	$(26,136)
Net loss and LAE incurred:
Current year	(81,875)	(87,776)	5,901	(286,886)	(303,474)	16,588
Prior year (1)	(2,490)	(817)	(1,673)	(717)	(8,082)	7,365
Net loss and LAE incurred	(84,365)	(88,593)	4,228	(287,603)	(311,556)	23,953
Acquisition costs (2)	(45,518)	(46,445)	927	(136,789)	(138,646)	1,857
Underwriting expenses (2)	(8,913)	(7,989)	(924)	(24,329)	(22,341)	(1,988)
Deposit interest expense	(31)	(94)	63	(109)	(367)	258
Net underwriting income (loss)	14,602	22,298	(7,696)	20,557	22,613	(2,056)

Investment results:
Loss from investment in Solasglas	(15,133)	(14,404)	(729)	(9,301)	(483)	(8,818)
Net investment income (loss)	10,493	(2,950)	13,443	21,300	15,807	5,493
Total investment income (loss)	(4,640)	(17,354)	12,714	11,999	15,324	(3,325)

Corporate and other expenses	(5,717)	(5,399)	(318)	(16,176)	(14,826)	(1,350)
Foreign exchange gains (losses)	(495)	(1,994)	1,499	(5,976)	8,632	(14,608)
Interest expense	(127)	(1,430)	1,303	(354)	(4,038)	3,684
Income tax expense	(389)	(526)	137	(662)	(2,154)	1,492
Net income (loss)	$3,234	$(4,405)	$7,639	$9,388	$25,551	$(16,163)
Diluted EPS (loss)	$0.10	$(0.13)	$0.23	$0.28	$0.74	$(0.46)

Underwriting ratios:			% Point Change			% Point Change
Attritional loss ratio	55.6%	49.6%	6.0	54.1%	53.1%	1.0
Large event loss ratio	(0.6)%	3.5%	(4.1)	0.8%	2.6%	(1.8)
CAT event loss ratio	(1.6)%	—%	(1.6)	6.2%	5.5%	0.7
Current year loss ratio	53.4%	53.1%	0.3	61.1%	61.2%	(0.1)
Prior year reserve development ratio	1.6%	0.5%	1.1	0.2%	1.6%	(1.5)
Loss ratio	55.0%	53.6%	1.4	61.3%	62.8%	(1.5)
Acquisition cost ratio (2)	29.7%	28.1%	1.6	29.1%	28.0%	1.1
Composite ratio	84.7%	81.7%	3.0	90.4%	90.8%	(0.4)
Underwriting expense ratio (2)	5.8%	4.9%	0.9	5.2%	4.6%	0.6
Combined ratio	90.5%	86.6%	3.9	95.6%	95.4%	0.2
(1) The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and deposit interest income and expense, was a loss of $1.8 million and $0.6 million for three months ended September 30, 2026 and 2025, respectively, and a gain of $1.0 million and a loss of $6.7 million for the nine months ended September 30, 2026 and 2025, respectively.

(2) We have reclassified $0.5 million and $2.0 million from acquisition costs to underwriting expenses for Q3 2025 and YTD 2025, respectively, to conform with the current year’s presentation. The related acquisition cost, composite, and underwriting expense ratios for the same periods were adjusted accordingly.

Consolidated Results of Operations for Q3 2026 compared to Q3 2025

Basic book value per share increased by $0.18 per share, or 0.8%, to $21.40 per share from $21.22 per share at June 30, 2026. Fully diluted book value per share increased by $0.17 per share, or 0.8%, to $20.78 per share from $20.61 per share at June 30, 2026.

Net income for Q3 2026 was $3.2 million, compared to net loss of $4.4 million for Q3 2025. The improved performance was driven mainly by the following:

•Investment loss: Improved by $12.7 million due to:

◦Strong investment performance from the Innovations segment as a result of realizing gains from the partial divestiture of two investees, net of impairments. This compares favorably to Q3 2025, when the segment incurred a net investment loss of $11.3 million, primarily due to a $16.5 million impairment charge on one investment.

◦Partially offsetting the above improvement, Solasglas reported an increase in net investment loss of $0.7 million to $15.1 million (net loss of 3.3%) during Q3 2026, compared to a loss of $14.4 million (net loss of 3.2%) for the same period in 2025. We also earned lower net investment income from (i) funds at Lloyds due to partially replacing it with the unsecured Citibank LC (see Note 10 of the financial statements), (ii) restricted cash and cash equivalents due to the interest rate cuts by central banks during 2025, coupled with lower average outstanding balance during 2026; and iii) fixed maturity investments due to negative portfolio return of 0.41% due to the increase in market yields during Q3 2026.

Offset partially by:

•Underwriting income: Decreased by $7.7 million, driven by 3.9 percentage points deterioration in the combined ratio, which was predominantly driven by 1.4 percentage points increase in the loss ratio and 0.9 percentage points increase in the underwriting expense ratio. The increase in the loss ratio was mainly driven by an increase in prior year adverse reserve development.

Consolidated Results of Operations for YTD 2026 compared to YTD 2025

Basic book value per share increased by $0.51 per share, or 2.4%, to $21.40 per share from $20.89 per share at December 31, 2025. Fully diluted book value per share increased by $0.35 per share, or 1.7%, to $20.78 per share from $20.43 per share at December 31, 2025.

For the nine months ended September 30, 2026 (“YTD 2026”), net income decreased by $16.2 million to $9.4 million, compared to the nine months ended September 30, 2025 (“YTD 2025”) driven mainly by the following:

•Foreign exchange gains (losses): Unfavorable change of $14.6 million, driven mainly by the weakening of the pound against the U.S. dollar during YTD 2026, compared to the strengthening of the pound against the U.S. dollar during YTD 2025.

•Investment income: Decreased by $3.3 million primarily driven by:

◦Our investment in Solasglas reported a net investment loss of $9.3 million (net loss of 2.3%) during YTD 2026, compared to a net investment loss of $0.5 million (net loss of 0.4%) during YTD 2025.

◦Partially offsetting the above, we earned a higher net investment income for the same factors as noted for Q3 2026. The fixed maturity investments generated a portfolio return of 0.69% for YTD 2026, which was negatively impacted by the increase in market yields during YTD 2026.

•Underwriting income: Decreased by $2.1 million, driven by 0.2 percentage points deterioration in combined ratio, which was predominantly driven by 0.6 percentage points increase in the underwriting expense ratio and 1.1 percentage points increase in the acquisition ratio. This was partially offset by 1.5 percentage points improvement in loss ratio, driven mainly by the reduction in prior year adverse reserve development.

Offset partially by:

•Interest expense: Decreased by $3.7 million driven by the reduction in our outstanding debt.

Results by Segment
The following is a discussion and analysis for each reporting segment.

Open Market Segment

Results for the Open Market segment were as follows:

	Three months ended September 30			Nine months ended September 30
	2026	2025	% Change	2026	2025	% Change
Gross premiums written	$138,843	$154,994	(10)%	$471,392	$528,036	(11)%
Net premiums written	$114,168	$140,372	(19)%	$393,712	$478,092	(18)%
Net premiums earned	$125,311	$144,427	(13)%	$391,237	$434,622	(10)%
Net loss and LAE incurred	(64,215)	(76,590)		(234,390)	(272,828)
Acquisition costs	(39,797)	(40,069)		(119,408)	(121,850)
Underwriting expenses	(6,075)	(5,446)		(16,420)	(15,104)
Deposit interest expense, net	(31)	(94)		(109)	(367)
Underwriting income	15,193	22,228		20,910	24,473
Net investment income	4,329	5,623	(23)%	13,873	17,023	(19)%
Income before income taxes	$19,522	$27,851		$34,783	$41,496

Underwriting ratios:	2026	2025	% Point Change	2026	2025	% Point Change
Loss ratio	51.2%	53.0%	(1.8)	59.9%	62.8%	(2.9)
Acquisition cost ratio	31.8%	27.7%	4.1	30.5%	28.0%	2.5
Composite ratio	83.0%	80.7%	2.3	90.4%	90.8%	(0.4)
Underwriting expense ratio	4.9%	3.8%	1.1	4.2%	3.6%	0.6
Combined ratio	87.9%	84.5%	3.4	94.6%	94.4%	0.2

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30					Nine months ended September 30
	2026		2025		Change	2026		2025		Change
Casualty	$7,512	5%	$12,404	8%	$(4,892)	$29,373	6%	$62,136	12%	$(32,763)
Financial	20,753	15%	19,741	13%	1,012	71,214	15%	60,221	11%	10,993
Health	(2)	—%	18	—%	(20)	247	—%	227	—%	20
Multiline	63,076	45%	58,032	37%	5,044	189,918	40%	177,108	34%	12,810
Property	17,196	12%	23,365	15%	(6,169)	56,827	12%	71,459	14%	(14,632)
Specialty	30,308	22%	41,434	27%	(11,126)	123,813	26%	156,885	30%	(33,072)
Total	$138,843	100%	$154,994	100%	$(16,151)	$471,392	100%	$528,036	100%	$(56,644)

Gross premiums written within our Open Market segment in Q3 2026 decreased by $16.2 million or 10.4%, compared to Q3 2025. As noted in the above table, the business mix has changed significantly since Q3 2025.

The overall net reduction was predominantly attributable to the following lines of business:

•Casualty: The $4.9 million, or 39.4%, decrease was largely the result of certain quota share reinsurance programs not being renewed across our general liability and umbrella liability lines, partially offset by new programs with more favorable underwriting prospects.

•Property: The $6.2 million, or 26.4%, decrease was mainly due to lower premiums on quota share commercial property treaties, which are mainly retroceded, coupled with lower premium on quota share property catastrophe programs due to lower participation and rate reductions; and

•Specialty: The $11.1 million, or 26.9%, decrease was driven predominantly by the downward premium estimate revisions in Q3 2026 for quota-share reinsurance treaties written in 2023 through 2025 in our aviation, energy and whole-account marine and energy (“M&E”) classes of business. A substantial portion of the M&E decrease was further offset through retrocession.

Offset partially by:

•Multiline: The $5.0 million, or 8.7%, increase was driven mostly by growth on the renewed FAL business bound on January 1, 2026, coupled with new FAL business. This was partially offset by non-renewal of quota share commercial auto programs.

Gross premiums written within our Open Market segment in YTD 2026 decreased by $56.6 million or 10.7%, compared to YTD 2025, with similar change in business mix. The decrease was predominantly for the same reasons as noted for Q3 2026. Additionally, the growth in the Financial line was driven by additional reported premiums in our transactional liability business, coupled with new surety and financial multiline treaties.

Net Premiums Written

Ceded premiums written in Q3 2026 was $24.7 million, resulting in net premiums written of $114.2 million, compared to $14.6 million and $140.4 million, respectively, in Q3 2025. The increase in ceded premiums written of 68.8% was driven primarily by new retrocession treaties for our Multiline business. This was partially offset by reduced quota share retrocession activity within our Property line of business due to lower estimated inward premiums.

Ceded premiums written in YTD 2026 was $77.7 million, resulting in net premiums written of $393.7 million, compared to $49.9 million and $478.1 million, respectively, in YTD 2025. The increase in ceded premiums written of 55.5% was driven by new retrocession treaties for our Multiline business, coupled with additional excess of loss retrocessional coverage within our Specialty business in 2026 to manage our overall exposure to aviation, marine and energy risks. This was partially offset by reduced quota share retrocession activity within our Property and Specialty lines of business due to lower estimated inward premiums.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30					Nine months ended September 30
	2026		2025		Change	2026		2025		Change
Casualty	$8,993	7%	$20,055	14%	$(11,062)	$36,637	9%	$72,078	17%	$(35,441)
Financial	18,618	15%	17,351	12%	1,267	52,892	14%	46,972	11%	5,920
Health	54	—%	75	—%	(21)	191	—%	163	—%	28
Multiline	51,879	41%	52,909	37%	(1,030)	167,493	43%	152,271	35%	15,222
Property	13,820	11%	15,738	11%	(1,918)	43,512	11%	48,047	11%	(4,535)
Specialty	31,947	25%	38,299	27%	(6,352)	90,512	23%	115,091	26%	(24,579)
Total	$125,311	100%	$144,427	100%	$(19,116)	$391,237	100%	$434,622	100%	$(43,385)

Net premiums earned within our Open Market segment in Q3 2026 and YTD 2026 decreased by $19.1 million or 13.2%, and $43.4 million or 10.0%, compared to Q3 2025 and YTD 2025, respectively. This is trending in line with the reduction in gross premiums written for both periods.

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

Loss ratio

The components of the loss ratio for our Open Market segment were as follows:

	Three months ended September 30			Nine months ended September 30
	2026	2025	% Point Change	2026	2025	% Point Change
Current year:
Attritional loss ratio	54.6%	48.5%	6.1	53.2%	52.5%	0.7
Large event loss ratio	(0.8)%	4.0%	(4.8)	1.0%	2.9%	(1.9)
CAT event loss ratio	(2.0)%	—%	(2.0)	7.4%	6.2%	1.2
Current year loss ratio	51.8%	52.5%	(0.7)	61.6%	61.6%	—
Prior year reserve development ratio	(0.6)%	0.6%	(1.2)	(1.6)%	1.1%	(2.7)
Loss ratio	51.2%	53.1%	(1.9)	59.9	62.7%	(2.7)

Current Year Loss Ratio

The Q3 2026 current year loss ratio for Open Market decreased by 0.7 percentage points to 51.8%, compared to Q3 2025, driven mainly by the favorable loss reserve releases on current year CAT and large loss events established during the first half of 2026. This was partially offset by an increase in attritional loss ratio. While the YTD 2026 current year loss ratio remained at 61.6%, compared to YTD 2025, the lower large event loss ratio was partially offset by an increase in attritional loss and CAT event loss ratios.

Attritional loss ratio

The Open Market’s Q3 2026 attritional loss ratio deteriorated by 6.1 percentage points, predominantly due to:

•Casualty: emerging loss experience has deteriorated for this line.

•Specialty: driven by an increase to our expected losses for 2025 and 2026 underwriting years stemming from the energy class of business.

The Open Market’s YTD 2026 attritional loss ratio deteriorated by 0.7 percentage points, predominantly due to:

•Casualty: same explanation provided for Q3 2026.

•Financial: mainly attributable to an increase in our expected losses on more recent underwriting years for the transactional liability class of business.

Large event loss ratio

During Q3 2026 we partially released reserves established for large loss events during the first half of 2026 based on updated client information. During Q3 2025, we were notified of three large event losses for a total of $5.7 million in our specialty and property lines.

During YTD 2026 we incurred $3.9 million relating to two large event losses in our Property and Specialty lines, compared to $12.8 million relating to six large event losses across our Multiline, Property and Specialty lines during YTD 2025.

CAT event loss ratio

While there were no CAT events during Q3 2026, we had net favorable reserve releases on the current CAT loss events during the first half of 2026, based on updated client information. We have reduced the loss reserve for the Middle East conflict from $25 million to $19 million, partially offset by an increase of $3.5 million, to $10 million, for the QatarEnergy facility explosion, net of reinsurance. Accordingly, we incurred $29.0 million of CAT event losses for YTD 2026, net of reinsurance. There is still a high degree of uncertainty surrounding the insured loss estimates for the Middle East conflict due to limited access to affected areas, and restrictions imposed in certain territories.

During YTD 2025 we incurred $27.0 million of CAT event losses relating to the California wildfires. There was no CAT event loss for Q3 2025.

Prior Year Reserve Development Ratio

The Open Market segment’s prior year favorable reserve development improved by 1.2 percentage points in Q3 2026 compared to Q3 2025 driven predominantly by better loss emergence for our Property and Specialty lines; partially offset by adverse reserve development in our Casualty line.

The Open Market segment’s net prior year favorable reserve development ratio was 1.6% for YTD 2026 compared to prior year adverse reserve development ratio 1.1% for YTD 2025. The YTD 2026 included the release of $8.5 million relating to the California wildfires based on latest clients’ estimates (accident year 2025). Refer to Note 8 of the financial statements for further details.

Acquisition cost ratio

The acquisition cost ratio for the Open Market segment increased by 4.1 percentage points in Q3 2026 compared to Q3 2025, primarily due to the following lines of business:

•Casualty: 1.7 percentage points driven mainly by true-up adjustments to variable commissions on legacy contracts, coupled with non-renewed business at lower acquisition costs ratio.

•Financial: 0.7 percentage points driven mainly by change in business mix within the Open Market segment and the partial reversal of accrued profit commission in Q3 2025, which was triggered by adverse loss reserve development for the transactional liability class; this was not repeated in Q3 2026.

•Multiline: 1.7 percentage points mainly due to change in business mix within the Open Market segment, with higher acquisition costs than anticipated for our FAL business relating to prior treaty years.

The acquisition cost ratio increased by 2.5 percentage points in YTD 2026 compared to YTD 2025, driven largely by the same factors described for Q3 2026, in addition to 1.3 percentage points driven by a change in business mix to the Open Market portfolio.

Underwriting expense ratio

The Open Market’s underwriting expense ratio rose by 1.1 percentage points to 4.9% in Q3 2026 compared to Q3 2025. This was largely attributable to a 0.7 percentage point impact from reduced net premiums earned, coupled with higher personnel costs and professional fees.

The underwriting expense ratio increased by 0.6 percentage points to 4.2% in YTD 2026 compared to YTD 2025, mainly due to the same factors noted for Q3 2026.

Net investment income

For the Open Market segment, net investment income declined by 23% to $4.3 million in Q3 2026 compared to Q3 2025, and by 19% to $13.9 million for YTD 2026, compared to YTD 2025.

The decrease was predominantly due to lower investment income on funds at Lloyd’s due to partially replacing the collateral with an unsecured LC, coupled with lower interest income earned from restricted cash and cash equivalents due to the interest rate cuts by central banks during 2025. Additionally, the net return yield on our fixed maturity investments was negatively impacted by the increase in market yields. We had a negative portfolio return of 0.41% and a positive portfolio return 0.69% for our fixed maturity investments in Q3 2026 and YTD 2026, respectively. The book yield for this portfolio was 4.13% at September 30, 2026.

Income before income taxes

Income before income taxes for the Open Market segment was $19.5 million for Q3 2026, compared to $27.9 million for Q3 2025. The decrease was primarily attributable to lower underwriting income, reflecting a 13% reduction net earned premiums and a combined ratio that was 3.4 percentage points higher.

Income before income taxes for the Open Market segment was $34.8 million for YTD 2026, compared to $41.5 million for YTD 2025. The decrease was primarily attributable to lower underwriting income, reflecting a 10% reduction in net earned premiums, in addition to the lower net investment income.

Innovations Segment

Results for the Innovations segment were as follows:

	Three months ended September 30			Nine months ended September 30
	2026	2025	% Change	2026	2025	% Change
Gross premiums written	$43,034	$29,393	46%	$121,543	$84,455	44%
Net premiums written	$28,537	$22,318	28%	$79,278	$69,005	15%
Net premiums earned	$28,121	$21,000	34%	$78,155	$61,391	27%
Net loss and LAE incurred	(19,067)	(11,412)		(50,368)	(37,002)
Acquisition costs (1)	(5,722)	(6,377)		(17,382)	(16,909)
Underwriting expenses (1)	(2,838)	(2,543)		(7,909)	(7,237)
Underwriting income	494	668		2,496	243
Net investment income (loss)	5,974	(11,270)		6,589	(10,391)
Corporate and other expenses	(632)	(724)	(13)%	(1,933)	(1,898)	2%
Income (loss) before income taxes	$5,836	$(11,326)		$7,152	$(12,046)

Underwriting ratios:	2026	2025	% Point Change	2026	2025	% Point Change
Loss ratio	67.8%	54.3%	13.5	64.4%	60.3%	4.1
Acquisition cost ratio (1)	20.3%	30.4%	(10.1)	22.2%	27.5%	(5.3)
Composite ratio (1)	88.1%	84.7%	3.4	86.6%	87.8%	(1.2)
Underwriting expense ratio (1)	10.1%	12.1%	(2.0)	10.1%	11.8%	(1.7)
Combined ratio	98.2%	96.8%	1.4	96.7%	99.6%	(2.9)
(1) We have reclassified $0.5 million and $2.0 million from acquisition costs to underwriting expenses for Q3 2025 and YTD 2025, respectively, to conform with the current year’s presentation. The related acquisition cost, composite, and underwriting expense ratios for the same periods were adjusted accordingly. This resulted in no change to the previously reported underwriting income.

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30					Nine months ended September 30
	2026		2025		Change	2026		2025		Change
Casualty	$5,342	12%	$4,531	15%	$811	$20,838	17%	$17,470	21%	$3,368
Financial	10,087	23%	1,513	5%	8,574	28,328	23%	6,336	8%	21,992
Health	2,761	6%	1,072	4%	1,689	3,864	3%	7,002	8%	(3,138)
Multiline	20,751	48%	16,543	56%	4,208	51,856	43%	43,346	51%	8,510
Specialty	4,093	10%	5,734	20%	(1,641)	16,657	14%	10,301	12%	6,356
Total	$43,034	100%	$29,393	100%	$13,641	$121,543	100%	$84,455	100%	$37,088

Gross premiums written within our Innovations segment in Q3 2026 increased by $13.6 million or 46.4%, compared to Q3 2025. The increase was predominantly attributable to the following lines of business:

•Financial: The 566.7% increase was driven by sustained prior year growth, the renewal of a quota share surety reinsurance program with an increased participation share, coupled with new business.

•Multiline: The 25.4% increase was driven predominantly by sustained prior year growth from quota share reinsurance treaties and the renewal of a quota share multiline commercial reinsurance program at significantly higher expected premiums.

Offset partially by:

•Specialty: The 28.6% decrease was driven predominantly by the non-renewal of certain quota-share treaties within our contingency class of business during 2025, coupled with downward revisions to our estimated ultimate gross premiums for quota share treaties in our travel class. This was partially offset by new business written within our miscellaneous specialty class.

Gross premiums written within our Innovations segment in YTD 2026 increased by $37.1 million or 43.9%, compared to YTD 2025. The increase was predominantly attributable to the following lines of business:

•Financial: The 347.1% increase was mainly due to same factors noted for Q3 2026, in addition to new business written within our miscellaneous financial class.

•Multiline: The 19.6% increase was mainly due to the same factors noted for Q3 2026.

•Specialty: The 61.7% increase was primarily driven by new business written in our travel and miscellaneous specialty classes. Further contributing to the favorable variance, the YTD 2025 total Specialty gross premiums written included downward revisions to estimated ultimate gross premiums for a quota share treaties in our travel class.

The reduction in Health’s gross premiums written for YTD 2026 was predominantly due to non-renewal of treaties.

Net Premiums Written

Ceded premiums written in Q3 2026 was $14.5 million, resulting in net premiums written of $28.5 million, compared to $7.1 million and $22.3 million, respectively, in Q3 2025. Ceded premiums written in YTD 2026 was $42.3 million, resulting in net premiums written of $79.3 million, compared to $15.5 million and $69.0 million, respectively, in YTD 2025.

For both periods, the increase in ceded premiums written was predominantly driven by the Innovations whole-account retrocession program in which we have ceded 28.5% of Innovations-related programs incepting Q4 2024 onwards and 33% from January 1, 2026, in addition to two new quota share retrocession treaties in 2026.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30					Nine months ended September 30
	2026		2025		Change	2026		2025		Change
Casualty	$7,374	26%	$4,263	20%	$3,111	$25,187	32%	15,160	25%	$10,027
Financial	7,043	25%	2,747	13%	4,296	17,826	23%	6,476	11%	11,350
Health	1,512	5%	393	2%	1,119	2,969	4%	2,705	4%	264
Multiline	8,793	31%	10,671	51%	(1,878)	22,408	29%	33,824	55%	(11,416)
Specialty	3,399	12%	2,926	14%	473	9,765	12%	3,226	5%	6,539
Total	$28,121	100%	$21,000	100%	$7,121	78,155	100%	61,391	100%	$16,764

Net premiums earned in Q3 2026 increased by 33.9%, compared to Q3 2025. Net premiums earned in YTD 2026 increased by 27.3%, compared to YTD 2025. The change relates to the amount and timing of net premiums written during the current year and prior years.

The earning of the whole-account retrocession programs noted for Innovations’ net premiums written are included in the Multiline business, which contributed to the decline in the net premiums earned for Multiline for both periods presented above.

Loss ratio

The components of the loss ratio were as follows:

	Three months ended September 30			Nine months ended September 30
	2026	2025	% Point Change	2026	2025	% Point Change
Current year:
Attritional loss ratio	60.2%	57.4%	2.8	59.0%	58.1%	0.8
Large event loss ratio	—%	—%	—	—%	—%	—
CAT event loss ratio	—%	—%	—	—%	—%	—
Current year loss ratio	60.2%	57.4%	2.8	59.0%	58.1%	0.8
Prior year reserve development ratio	7.6%	(3.1)%	10.7	5.5%	2.1%	3.3
Loss ratio	67.8%	54.3%	13.5	64.4%	60.3%	4.1

Current Year Loss Ratio

In Q3 2026, the Innovations segment’s current year loss ratio deteriorated by 2.8 percentage points, compared to Q3 2025, driven primarily by a higher attritional loss ratio for the Financial line as a result of a deterioration in loss experience. The Specialty line also contributed to the deterioration, partly owing to an elevated attritional loss ratio across certain treaties within our travel class of business.

The current year loss ratio in YTD 2026 deteriorated by 0.8 percentage points, compared to YTD 2025, driven primarily by the factors noted for the Specialty line. This deterioration was partially mitigated by a lower attritional loss ratio in the Multiline business, largely attributable to improved performance of the contracts written within Syndicate 3456.

The Innovations segment was not impacted by any current CAT or large events for the periods presented in the above table.

Prior Year Reserve Development Ratio

Prior year adverse reserve development for the Innovations segment was 7.6% for Q3 2026, driven mainly by adverse reserve development relating to certain treaties in the Multiline class (accident years 2019 to 2026). Prior year favorable reserve development was 3.1% for Q3 2025, mainly due to better loss emergence for Syndicate 3456.

For YTD 2026, the prior year adverse reserve development deteriorated by 3.3 percentage points compared to YTD 2025. This was primarily due to one large general liability claim in Casualty business (accident year 2022) during 2026. Refer to Note 8 of the financial statements for further details.

Acquisition cost ratio

The acquisition cost ratio decreased by 10.1 percentage points to 20.3% in Q3 2026, compared to Q3 2025. This improvement was primarily driven by the following lines of business:

•Multiline: 6.8 percentage points mainly due to change in business mix in the Innovations segment and the lower sliding scale commissions on certain treaties within our multiline commercial class due to poor underwriting performance. Additionally, the Multiline’s acquisition cost ratio benefitted from the override commission earned from our quota share retrocession partners to cover the increase in Innovations’ underwriting expenses. The override commission on the whole-account retrocession program accounted for 1.1 percentage point benefit to the Q3 2026 Innovations segment’s acquisition cost ratio, compared to a nominal benefit in Q3 2025.

•Financial: 1.2 percentage points driven by lower sliding scale commissions for a surety quota share treaty due to poor underwriting performance, coupled with new business written at lower commission rates

The acquisition cost ratio decreased by 5.3 percentage points to 22.2% in YTD 2026, compared to YTD 2025. This improvement was primarily driven by the following lines:

•Casualty: 4.4 percentage points driven by the lower sliding scale commissions on a quota share treaty as a result of a large general liability claim within the Innovations segment.

•Multiline: 2.7 percentage points mainly due to same factors as noted for Q3 2026. The override commission earned from the retrocession partners accounted for 0.9 percentage point benefit to the YTD 2026 Innovations segment’s acquisition cost ratio, compared to a nominal benefit in YTD 2025.

Partially offset by an increase in the following line:

•Specialty: 0.8 percentage points predominantly due to the YTD 2025 acquisition cost ratio benefitting from the reversal of estimated premium earned at a higher acquisition cost ratio. Excluding the impact of this reversal, the YTD 2026 acquisition cost ratio for the Specialty business was lower, largely reflecting new business written at lower commission rates.

Underwriting expense ratio

In Q3 2026, the Innovation segment’s underwriting expense ratio declined by 2.0 percentage points compared to Q3 2025. This improvement was primarily driven by a 3.4 percentage point benefit from higher net premiums earned; partially offset by increased personnel and overhead costs associated with our continued investment in Syndicate 3456.

The underwriting expense ratio improved by 1.7 percentage points in YTD 2026, compared to YTD 2025, mainly for the same reason noted for Q3 2026.

As noted in the acquisition cost ratio section above, we are earning an override commission from our retrocession partners to partially cover the increase in the Innovations segment’s personnel and overhead costs, including Syndicate 3456.

Net investment income

In Q3 2026, the Innovations segment generated net investment income of $6.0 million, driven by gains from the partial divestiture of two investees, partially offset by $2.4 million impairment charges on three investees. This compares favorably to Q3 2025, when the segment incurred a net investment loss of $11.3 million, primarily due to a $16.5 million impairment charge on one holding.

Net investment income was $6.6 million for YTD 2026, compared to net investment loss of $10.4 million in YTD 2025. The improvement is predominantly for the same reasons noted for Q3 2026.

Income (loss) before income taxes

The Innovations segment reported income before income taxes of $5.8 million and $7.2 million in Q3 2026 and YTD 2026, respectively, compared to losses before income taxes of $11.3 million and $12.0 million in Q3 2025 and YTD 2025, respectively. The improved performance in Q3 2026 was predominantly driven by stronger net investment income. The year-over-year improvement was largely attributable to stronger net investment income, with higher underwriting income also contributing to the positive YTD performance.

Other Corporate

Runoff Underwriting Business

For Q3 2026 and YTD 2026, the Innovations-related property business in runoff generated an underwriting loss of $1.1 million and $2.8 million, respectively, compared to underwriting loss of $0.6 million and $2.1 million in Q3 2025 and YTD 2025, respectively. The underwriting loss in these periods was driven by prior year adverse reserve development.

Income from Investment in Solasglas

For Q3 2026 and YTD 2026, Solasglas reported a net loss of 3.3% and 2.3%, respectively, compared to a net loss of 3.2% and 0.4% for Q3 2025 and YTD 2025, respectively. The following table provides a breakdown of the gross and net investment return for Solasglas.

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Long portfolio gains (losses)	(7.6)%	1.7%	5.2%	1.4%
Short portfolio gains (losses)	7.3	(8.1)	(0.1)	(12.3)
Macro gains (losses)	(2.8)	3.3	(6.5)	11.4
Other income and expenses(1)	(0.3)	(0.4)	(0.9)	(0.9)
Gross investment return	(3.4)%	(3.5)%	(2.3)%	(0.4)%
Net investment return(1)	(3.3)%	(3.2)%	(2.3)%	(0.4)%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts. For further information about management fees and performance compensation, refer to Note 3.

For Q3 2026, the significant contributors to Solasglas’ investment return were a short basket of memory stocks, a short basket to hedge home-building exposure, and a long position in DHT Holdings (DHT). The largest detractors were long positions in U.S. interest rate derivatives, Green Brick Partners (GRBK), and Brighthouse Financial (BHF).

For YTD 2026, the significant contributors to Solasglas’ investment return were long positions in Acadia Healthcare (ACHC), DHT, and inflation swaps. The largest detractors were long positions in U.S. interest rate derivatives and BHF and a short basket of memory stocks,

Each month, we post the Solasglas investment returns on our website (www.greenlightre.com).

Financial Condition

Investments

The following table provides a breakdown of our total investments:

	September 30, 2026		December 31, 2025
Investment in Solasglas	$487,385	66.6%	$504,555	79.7%
Fixed maturities	178,905	24.4	65,609	10.4
Other investments	65,452	8.9	62,911	9.9
Total investments	$731,742	100.0%	$633,075	100.0%

At September 30, 2026, our total investments increased by $98.7 million, or 15.6%, to $731.7 million from December 31, 2025.

Investments in Solasglas

Our investment in Solasglas decreased by $17.2 million to $487.4 million at September 30, 2026, driven by $7.9 million net redemptions and $9.3 million net investment loss for YTD 2026.

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

The following table represents the composition of Solasglas’ investments:

	September 30, 2026		December 31, 2025
	Long %	Short %	Long %	Short %
Equities and related derivatives	90.4%	(62.1)%	91.0%	(53.3)%
Private and unlisted equity securities	3.4	—	1.9	—
Debt instruments	0.1	—	0.1	—
Total	93.9%	(62.1)%	93.0%	(53.3)%

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate derivatives, inflation swaps and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount and options are reported at their delta-adjusted basis. At September 30, 2026, Solasglas’ exposure to gold on a delta-adjusted basis was 10.2% (December 31, 2025: 11.9%).

At September 30, 2026, 95.8% of Solasglas’ portfolio was valued based on quoted prices in actively traded markets (Level 1), 2.1% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and a nominal amount was composed of instruments valued based on non-observable inputs (Level 3). At September 30, 2026, 2.1% of Solasglas’ portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

Fixed Maturities

Our investment in fixed maturities increased by $113.3 million to $178.9 million at September 30, 2026 from December 31, 2025, driven by further transfers to the managed fixed maturity portfolio from restricted cash and cash equivalents, coupled with a new investment in a liquid fund approved by Lloyd’s. The funding for this new investment came from funds previously held by Lloyd’s and previously reported in our reinsurance balances receivable.

The following table provides the credit quality distribution of our fixed maturity portfolio at September 30, 2026.

			Credit Rating
	Fair Value	% of Total	AAA	AA- to AA+	A to A+	Not Subject to Credit Rating
Fixed Maturities:
U.S. government and agencies	$38,511	22%	$—	$38,511	$—	$—
Agency RMBS	24,373	14	—	24,373	—	—
Corporate bonds	31,987	18	—	4,924	27,063	—
ABS	3,005	2	3,005	—	—	—
Total fixed maturity portfolio	97,876	55	3,005	67,808	27,063	—
Liquidity funds	81,029	45	—	—	—	81,029
Total fixed maturity investments	$178,905	100%	$3,005	$67,808	$27,063	$81,029

At September 30, 2026, the fixed maturity portfolio had a weighted average credit rating of AA, a book yield of 4.1%, and an average duration of 2.0 years. See Note 4 and Note 7 of the financial statements for further details.

Other Investments

The other investment holdings relate to private investments made by the Innovations segment. The increase of $2.5 million to $65.5 million from December 31, 2025 was predominantly due to $3.8 million of new investments and favorable fair value adjustments for certain holdings. This was partially offset by $4.1 million of YTD impairment charge, in addition to partial divestitures.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents primarily for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $20.0 million, or 3.8%, from $532.0 million at December 31, 2025, to $512.0 million at September 30, 2026. This decrease was primarily due to the transfer of restricted cash and cash equivalents to our fixed maturity portfolio to further enhance net investment return, partially offset by additional cash collateral driven from business growth and renewals.

Reinsurance balances receivable

Our reinsurance balances receivable increased by $19.0 million, or 2.9%, to $683.4 million at September 30, 2026, from $664.4 million at December 31, 2025. While there was an increase of $64.9 million in premiums receivable, net of collections, this was partially offset by $44.2 million net release of Funds at Lloyds, which was transferred to a liquidity fund, as described above under “Fixed Maturities”. Additionally, there was a $7.9 million reduction in premiums held by Lloyds’ syndicates mainly due to the final release for the syndicates’ 2023 year of account, net of receivables from open years of account (2024 through 2026).
Loss and LAE Reserves; Loss and LAE Recoverable

Our total gross loss and LAE reserves increased by $56.9 million, or 5.9%, to $1,024.9 million from $968.0 million at December 31, 2025. The increase was predominantly due to the total incurred losses on earned premiums being offset by paid losses during the quarter. See Note 8 of the financial statements for a summary of changes in outstanding loss and LAE reserves and a description of prior period reserve developments.

Our total loss and LAE recoverable increased by $37.0 million, or 45.4%, to $118.4 million from $81.4 million at December 31, 2025. The increase is driven predominantly by an increase in whole-account quota share retrocession agreements based on assumed premiums. See Note 9 of the financial statements for a description of the credit risk associated with our retrocessionaires.

Probable Maximum Loss (“PML”)

At October 1, 2026, our estimated largest PML at a 1-in-250-year return period for a single event, and in aggregate, was $146.3 million and $159.9 million, respectively, both relating to the peril of North Atlantic Hurricane, with relatively no significant change since July 1, 2026. The below table contains the expected modeled loss for each of our peak peril regions and sub-regions for both a single event loss and aggregate loss measures at the 1-in-250-year return period, net of estimated reinstatement premiums and loss recoverables.

	October 1, 2026
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
North Atlantic Hurricane	146,344	159,893
Florida Hurricane	104,668	107,100
Southeast Hurricane (excluding Florida)	121,683	125,009
Gulf of Mexico Hurricane	77,732	78,764
Northeast Hurricane	91,988	93,996
North America Earthquake	129,664	133,021
California Earthquake	121,258	122,701
Pacific Northwest Earthquake	37,291	37,291
New Madrid Earthquake	22,420	22,526
Europe Windstorm	75,209	79,476
Japan Earthquake	21,484	21,800
Japan Windstorm	11,747	11,850

Total shareholders’ equity

Total shareholders’ equity decreased by $13.4 million to $694.5 million, compared to $708.0 million at December 31, 2025. The decrease was due to $27.2 million of stock repurchases; partially offset by the YTD 2026 net income of $9.4 million and share-based compensation adjustment to additional paid-in capital.

Liquidity and Capital Resources

Refer to the “Liquidity and Capital Resources” section included in Item 7 of our 2025 Form 10-K for a general discussion of our liquidity and capital resources.

Liquidity

The following table summarizes our sources and uses of funds:

	Nine months ended September 30
	2026	2025
Total cash provided by (used in):
Operating activities	$73,578	$110,000
Investing activities	(107,165)	(72,205)
Financing activities	(27,163)	(32,313)
Effect of currency exchange on cash	(17)	664
Net cash inflows (outflows)	(60,767)	6,146
Cash, beginning of period (1)	643,732	649,087
Cash, end of period	$582,965	$655,233
(1) Cash includes unrestricted and restricted cash and cash equivalents - see Note 6 of the financial statements.

Cash provided by operating activities

The $36.4 million decrease in cash provided by operating activities in YTD 2026 compared to YTD 2025 was driven mainly by the ebb and flow from our underwriting activities. Cash inflows from underwriting activities generally include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and LAE, payments of retrocession premiums, and operating expenses. Cash provided by operating activities may vary significantly from period to period due to the timing of these inflows and outflows.

Cash used in investing activities

The $35.0 million increase in cash used for investing activities was driven mainly by additional net contributions to fixed maturity investments, for which the source of funds came from restricted cash and funds held by Lloyd’s. This was partially offset by the net redemptions of $7.9 million from Solasglas in YTD 2026, compared to $70.2 million of net contributions in YTD 2025.

Cash used in financing activities

The cash used for financing activities during YTD 2026 was attributable to the repurchase of $27.2 million of our ordinary shares. The cash used for financing activities during YTD 2025 was driven by $7.0 million of stock repurchases and $25.3 million of debt repayment.

Capital Resources

The following table summarizes our debt and capital structure:

	September 30, 2026	December 31, 2025
Debt - outstanding principal	$5,000	$5,000
Shareholders’ equity	694,547	707,977
Total capital	$699,547	$712,977

Ratio of debt to shareholders’ equity	0.7%	0.7%

The ratio of debt to shareholders’ equity provides an indication of our leverage and capital structure, along with some insights into our financial strength. In addition to the above capital, we also have LC facilities to support our reinsurance business operations where we are not licensed or admitted as a reinsurer.

Ordinary Shares

At September 30, 2026, there were 32,460,395 outstanding ordinary shares, a decrease of 1,437,314 since December 31, 2025, mainly due to 1,606,894 of share repurchases, coupled with the net forfeited performance restricted stock awards previously granted. This was partially offset by the issuance of ordinary shares for vested service RSUs.

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

Contractual Obligations and Commitments

At September 30, 2026, our contractual obligations and commitments by period due were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating activities
Loss and loss adjustment expense reserves (1)	$414,056	$374,085	$134,261	$102,489	$1,024,891
Operating lease obligations (2)	889	1,903	1,348	1,585	5,725
Financing activities
Debt (principal payments) (3)	—	—	5,000	—	5,000
Total	$414,945	$375,988	$140,609	$104,074	$1,035,616
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

Recent Accounting Pronouncements

At September 30, 2026, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition, or liquidity. See Note 2 of the financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our 2025 Form 10-K. The following is an update of material market risk changes since December 31, 2025.

Equity Price Risk

In connection with equity securities held by Solasglas at September 30, 2026, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $13.1 million unrealized loss on our investment in Solasglas (December 31, 2025: $18.5 million).

Commodity Price Risk

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

	September 30, 2026	December 31, 2025
Gold	$(5,024)	$(9,074)
Copper	(1,097)	(574)
Platinum	(458)	—
Aluminum	149	—
Uranium	—	(1,770)
Total unrealized loss	$(6,430)	$(11,418)

Interest Rate Risk

Investment in Solasglas

At September 30, 2026, our interest rate risk exposure in Solasglas was predominantly related to interest rate derivatives. The fair value for these derivatives is sensitive to movements in the underlying benchmark yield curve, and a hypothetical 100 basis point parallel increase in the yield curve would result in a $21.8 million loss on our investment in Solasglas (December 31, 2025: $20.5 million).

Fixed Maturities

The following table presents the estimated pre-tax impact on the fair value of fixed maturities due to an increase in the U.S. yield curve of 100 basis points and an additional 100 basis points credit spread widening for corporate debt, ABS, non-agency RMBS, and municipal bond securities.

		Potential adverse change in fair value
	Fair value	Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total
At September 30, 2026
U.S. government and agencies	$38,511	$(759)		$(759)
Agency RMBS	24,373	(724)		(724)
Securities exposed to credit spreads:
Corporate bonds	31,987	(464)	(489)	(953)
ABS	3,005	(43)	(44)	(87)
Total fixed maturity portfolio	$97,876	$(1,990)	$(533)	$(2,523)

		Potential adverse change in fair value
	Fair value	Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total
At December 31, 2025
U.S. government and agencies	$17,979	$(436)		$(436)
Agency RMBS	18,258	(485)		(485)
Securities exposed to credit spreads:
Corporate bonds	9,769	(297)	(306)	(603)
ABS	5,565	(53)	(102)	(155)
Non-agency RMBS	600	(30)	(29)	(59)
Municipal bonds	857	(30)	(30)	(60)
Total fixed maturity portfolio	$53,028	$(1,331)	$(467)	$(1,798)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
As of September 30, 2026, there have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our 2025 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The table below details the monthly share repurchases that were made under the Plan during Q3 2026:

Issuer Purchases of Equity Securities
Period	Total number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Amount Still Available Under Share Repurchase Plans
Beginning balance				$36,015
July 1 - 31, 2026	134,134	$16.64	134,134	33,783
August 1 - 31, 2026	207,480	$15.82	101,420	30,502
September 1 - 30, 2026	163,215	$15.01	163,215	28,052
Total	504,829	$15.77	398,769	$28,052

During the three months ended September 30, 2026, we repurchased 504,829 ordinary shares at an average price of $15.77 per share, for a total of $8.0 million, including 106,060 ordinary shares from David M. Einhorn 2021-07 Family Trust (the “Seller”).

Subsequent to September 30, 2026, we repurchased 220,352 ordinary shares at an aggregate cost of $3.3 million and an average price of $14.95 per ordinary share through October 30, 2026, including the repurchases made under the Ordinary Share Repurchase Agreement noted below.

In accordance with the Ordinary Share Repurchase Agreement dated August 4, 2026, between the Company and the Seller, the Company repurchased 120,335 ordinary shares from the Seller on October 30, 2026. The purchase price of $15.06 per share was based on the weighted average price per ordinary share, excluding any commissions, paid by the Company in connection with the open market repurchases made by the Company between August 7, 2026 and October 30, 2026.

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

During the three months ended September 30, 2026, we did not have any Rule 10b5-1 trading arrangements or any “non-Rule 10b5-1 arrangements” (as defined in Item 408(a) of Regulation S-K) in place for our directors and officers.

Item 6.    EXHIBITS

10.1
Ordinary Share Repurchase Agreement dated as of August 4, 2026, by and between Greenlight Capital Re, Ltd. and the David M. Einhorn 2021-07 Family Trust (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 4, 2026)

10.2
Ordinary Share Repurchase Agreement dated as of October 30, 2026, by and between Greenlight Capital Re, Ltd. and the David M. Einhorn 2021-07 Family Trust (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 2, 2026)

31.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ GREGORY RICHARDSON
Gregory Richardson Director and Chief Executive Officer (principal executive officer)
November 2, 2026

By:	/s/ FARAMARZ ROMER
Faramarz Romer Chief Financial Officer (principal financial officer)
November 2, 2026